Form 10QSB
period 1996-03-31
GREAT AMERICAN BANCORP INC
filed 1996-05-15
CIK 943064

1

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549



FORM 10-QSB

(Mark One)

[ X ]		QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934



For the quarterly period ended          March 31, 1996




[   ]		TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934





For the transition period from                      to




Commission File Number:                    0-25808






GREAT AMERICAN BANCORP, INC.





            Delaware                          52-1923366


State or other jurisdiction of			(I.R.S. Employer

Incorporation or organization)			Identification Number)





1311 S. Neil St., P.O. Box 1010, Champaign, IL   61824-1010


(Address of principal executive offices)			(Zip Code)





                            (217) 356-2265


(Registrant's telephone number, including area code)





	Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months
(or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.



				(1)	[X]  Yes	[   ]  No

				(2)	[X]  Yes	[   ]  No





As of April 30, 1996 the Registrant had 2,052,750 shares of
Common Stock outstanding.









Table of Contents





PART I -- FINANCIAL INFORMATION



	Item 1.		Financial Statements



					Consolidated Balance Sheets



					Consolidated Income Statements



					Consolidated Statements of Cash Flows



	Item 2.		Management's Discussion and Analysis or

				Plan of Operation



PART II -- OTHER INFORMATION



	Item 1.		Legal Proceedings



	Item 2.		Changes in Securities



	Item 3.		Defaults Upon Senior Securities



	Item 4.		Submission of Matters to a Vote of Security

				Holders



	Item 5.		Other Information



	Item 6.		Exhibits and Reports on Form 8-K



SIGNATURES


Great American Bancorp, Inc. and Subsidiary
Consolidated Balance Sheets
	As of March 31, 1996 and December 31, 1995
(unaudited, in thousands)

     	                                          	Mar 31			 Dec 31
                                                 		1996	   		1995
                                               --------   --------
ASSETS
Cash                                          	$	 9,689		   	8,402
Cash equivalents		                               16,427	  		16,635
 	                                            	--------			--------
   Total cash and cash equivalents	             	26,116  			25,037
                                              	--------			--------
Securities:
   Held to maturity (estimated
    fair value $1,403 and $403)		                 1,400		     	400
   Available for sale	                           	5,841	   		5,859
Loans	                                          	78,204  			77,676
   Allowance for loan losses	                     	(292)	    	(267)
                                             		--------			--------
     Net loans	                                 	77,912	  		77,409
	                                             	--------		 --------
Federal Home Loan Bank stock	                      	454		     	483
Premises and equipment                          		7,227	   		7,257
Investment in joint venture	                       	115	     		100
Income tax refunds receivable	                      	29	      		--
Accrued interest income:
   Loans	                                          	847	     		803
   Investments                                    		103	     		100
Other assets	                                      	496	     		258
                                             		--------			--------
      Total assets                           	$	120,540	 		117,706
	                                             	========			========

LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES
   Deposits                                  	$ 	86,154			  81,918
   Accounts payable and
     accrued expenses		                           1,037		   	1,012
   Deferred income taxes	                          	137		     	144
                                             		--------		 --------
      Total liabilities	                        	87,328		  	83,074
	                                             	--------			--------
STOCKHOLDERS' EQUITY
Preferred stock, $.01 par value
   Authorized and unissued
      -- 1,000,000 shares	                          	--		      	--
Common stock, $.01 par value
   Authorized -- 7,000,000 shares
   Issued -- 2,052,750 shares
   Outstanding -- 1,849,562 shares	                 	21		      	21
Paid-in-capital	                                	19,374	  		19,381
Retained earnings	                              	16,356	  		16,719
	                                             	--------			--------
		                                               35,751		  	36,121
	                                             	--------			--------
Less:
   Unrealized loss on securities
      available for sale,
      net of income tax effect	                    	(94)		     (83)
   Unearned employee stock
     ownership plan shares		                     (1,339)	  	(1,406)
   Unearned compensation -
      incentive plan	                           	(1,106)      		--
		                                             --------			--------
	                                               	(2,539)  		(1,489)
	                                             	--------			--------
Total stockholders' equity	                     	33,212		  	34,632
	                                             	--------			--------
Total liabilities and
 stockholders' equity	                        $	120,540		 	117,706
	                                             	========			========

See notes to consolidated financial statements.

Great American Bancorp, Inc. and Subsidiary
Consolidated Income Statements
For the Three Months Ended March 31, 1996 and 1995
(unaudited, in thousands except share data)

	                                                 	1996   			1995
	                                             	--------			--------
Interest income:
   Loans
      Mortgage                              	$   	1,252	   		1,238
      Consumer and other loans		                    426		     	372
   Securities and certificates
      of deposit	                                  	399	     		234
	                                             	--------			--------
	                                                	2,077   			1,844
	                                             	--------			--------
Interest expense:
   Deposits	                                       	741		     	700
   FHLB advances	                                   	--	      		39
   Other	                                            	7       			7
	                                             	--------			--------
	                                                  	748	     		746
                                             		-------- 		--------
      Net interest income	                       	1,329	   		1,098
Provision for loan losses	                          	50	      		33
      	                                       	--------			--------
      Net interest income
        after provision
        for loan losses                         		1,279		   	1,065
		                                             -------- 		--------
Noninterest income:
   Income from joint venture	                       	15	      		12
   Commissions	                                      	9	      		26
   Net gain on sale of loans		                       19      			--
   Net gain on mortgage servicing	                  	17      			--
   Service charges -- loans	                         	3	      		11
   Service charges -- deposits                    	 	87      			98
   Other                                           		15      			12
		                                             --------			--------
		                                                  165	     		159
	                                             	--------			--------
Noninterest expense:
   Compensation and employee benefits	             	610	     		495
   Occupancy expense		                              169	     		179
   Data processing		                                 49      			50
   Insurance of accounts	                           	60      			58
   Professional fees	                               	60		      	17
   Other	                                          	190		     	167
	                                             	--------   --------
	                                                	1,138		     	966
	                                             	--------			--------
      Income before income taxes	                  	306		     	258
Income taxes		                                      134		     	102
		                                             --------			--------
      Net income                            	$     	172     			156
		                                             ========			========
Earnings per share:
   Assuming no dilution
      Net income	                            $    	0.09	     		N/A
      Weighted average number	 	               ========			========
        of shares		                           1,900,366			     N/A
		                                             ========			========
   Assuming full dilution:
      Net income	                            $ 	   0.08	     		N/A
      Weighted average number 		               ======== 		========
        of shares	                           	2,056,260     			N/A
		                                             ========			========

See notes to consolidated financial statements.

Great American Bancorp, Inc. and Subsidiary
Consolidated Statements of Cash Flows
For the Three Months Ended March 31, 1996 and 1995
(unaudited, in thousands)

		                                               1996	   		1995
	                                           	--------			--------
Cash flows from operating activities:

   Net income                              	$    	172 	     	156
   Adjustments to reconcile net
      income to net cash provided
      by operating activities:
         Amortization of deferred
          loan fees		                              (4)	    	  (6)
         Amortization of discount
          on securities, net	                     	--		     	(12)
         Employee stock ownership
          plan compensation expense              		95		      	--
         Incentive plan expense	                  	44	     	 	--
         Provision for loan losses	               	50		      	33
         Net gain on sale of loans	              	(19)      		--
         Depreciation		                            90		      	88
         Income from joint venture		              (15)     		(12)
         Change in assets and
          liabilities:
           (Increase) decrease in
             interest receivable	                	(47)       		3
           (Increase) decrease in
             income tax refunds
             receivable	                         	(29)	    	(104)
           (Increase) decrease in
             other assets	                      	(238)	    	(257)
           (Decrease) increase in
             accounts payable and
             accrued expenses	                    	25		      	80
	 	                                          --------			--------
           Net cash provided by
             (used in) operating
             activities		                         124     			(31)
	                                           	--------			--------

Cash flows from investing activities:
   Loan originations, net of
    principal payments on loans	              	(2,834)	     	(98)
   Proceeds from sales of loans		               2,304      			--
   Purchase of securities held
    to maturity		                              (1,000)      		--
   Proceeds from matured securities
    held to maturity                             		--	   		1,000
   Proceeds from matured CDs	                     	--	   		2,000
   Distribution from joint venture		               --		      	18
   Purchase of premises and equipment	           	(60)	    	(255)
   Proceeds from the sale of
    FHLB stock		                                   29	      		--
   	                                        	--------			--------
           Net cash provided by
           (used in) investing
            activities		                       (1,561)   		2,665
		                                           --------			--------

Cash flows from financing
   activities:
   Purchase of stock for
    incentive plan		                           (1,185)      		--
   Dividends paid		                              (535)      		--
   Net increase (decrease) in
    demand deposits, NOW
    accounts and passbook
    savings accounts		                          1,675	    		(617)
   Net increase (decrease) in
    time deposits		                             2,561     			925
   Repayment of FHLB advance		                     --	  		(2,000)
   		                                        --------			--------
           Net cash provided by
           (used in) financing
           activities		                         2,516	  		(1,692)
		                                           --------			--------
Net increase (decrease) in cash
 and cash equivalents	                         	1,079	     		942
Cash and cash equivalents,
 beginning of year		                           25,037	   		9,067
		                                           --------			--------
Cash and cash equivalents,
 end of year	                               $ 	26,116	  		10,009
		                                           ========			========


Supplemental disclosures:

Cash paid for:

      Interest                             	$    	795	    	 	726
      		                                     ========			========
      Income taxes, net of refunds	         $    	251		     	223
	                                           	========			========

Decrease (increase) in gross
   unrealized loss on
   securities available for sale	           $	     18	     		(94)
		                                           ========			========

Increase (decrease) in deferred
   income taxes attributable to
   the unrealized loss on
   securities available for sale          	 $      	7    			 (38)
	                                           	========	 		========

See notes to consolidated financial statements.


Great American Bancorp, Inc. and Subsidiary



Notes to Consolidated Financial Statements



1.	Background Information



	Great American Bancorp, Inc. (the "Company") was incorporated on February 23, 1995 and on June 30, 1995 acquired all of the outstanding shares of common stock of First Federal Savings Bank of Champaign-Urbana, (the "Bank") upon the Bank's conversion from a federally chartered mutual savings bank to a federally chartered stock savings bank. The Company purchased 100% of the outstanding capital stock of the Bank using 50% of the net proceeds from the Company's initial stock offering which was completed on June 30, 1995. The Company sold 2,052,750 shares of common stock in the initial offering at $10 per share, including 164,220 shares purchased by the Bank's Employee Stock Ownership Plan ("ESOP"). The Company began trading on the
NASDAQ Stock Market on June 30, 1995 under the symbol "GTPS".



	In November, 1995, the Company's Board of Directors voted to change the Company's fiscal year end from September 30 to December 31, beginning with December 31, 1995.



2.	Statement of Information Furnished



 	The accompanying unaudited consolidated financial statements have been prepared in accordance with Form 10-QSB instructions and Item 310(b) of Regulation S-B, and in the opinion of management contain all adjustments necessary to present fairly the financial position as of March 31, 1996 and December 31, 1995, the results of operations for the three months ended March
31, 1996 and 1995, and the cash flows for the three months ended March 31, 1996 and 1995. All adjustments to the financial statements were normal and recurring in nature. These results have been determined on the basis of generally accepted accounting principles. The results of operations for the three months ended March 31, 1996 are not necessarily indicative of the results to be expected for the entire fiscal year.



	The consolidated financial statements are those of the Company and the Bank. These consolidated financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company's 1995 Annual Report to Shareholders.





PART I -- Item 2.



GREAT AMERICAN BANCORP, INC.

Management's Discussion and Analysis

or Plan of Operation



Great American Bancorp, Inc. (the "Company") is the holding company for First Federal Savings Bank of Champaign-Urbana (the "Bank"). The Bank operates a wholly owned subsidiary, Park Avenue Service Corporation which engages in the sale of fixed-rate, tax deferred annuities and real estate development ventures.





Financial Condition



Total assets increased from $117,706,000 at December 31, 1995 to $120,540,000 at March 31, 1996, an increase of $2,834,000 or
2.4%. The increase was primarily attributable to an increase in cash and cash equivalents, securities held to maturity, and net loans. Cash and cash equivalents increased from $25,037,000 at December 31, 1995 to $26,116,000 at March 31, 1996, an increase of $1,079,000 or 4.3%, while securities held to maturity increased by $1,000,000, from $400,000 to $1,400,000. The growth in cash and cash equivalents and securities held to maturity was funded by an increase in demand and time deposits. Net loans increased by $503,000, or .7% from $77,409,000 at December 31, 1995 to $77,912,000 at March 31, 1996, due mainly to an increase in consumer loans. This increase is attributable to continuing management strategies designed to promote consumer loans, such as special loan promotions and increased advertising.



Total deposits increased $4,236,000 or 5.2% from $81,918,000 at December 31, 1995 to $86,154,000 at March 31, 1996. This growth was in both short-term and long-term deposits. Demand deposits, NOW accounts, and passbook savings accounts increased by $1,675,000, or 4.2% from December 31, 1995 to March 31, 1996 while time deposits increased by $2,561,000, or 6.1% over the same three month period. The increase in deposits was mainly due to growth in new customer accounts as a result of special promotions and advertising.



Total stockholders' equity decreased $1,420,000 from December
31, 1995 to March 31, 1996. The decrease is summarized as follows (in thousands):



	Stockholders' equity, December 31, 1995	            $	34,632
	Net income	                                              172
	Dividends paid	                                         (535)
	Unearned compensation - incentive plan	               (1,185)
	Incentive plan shares allocated	                          44
	ESOP shares allocated	                                    95
	Increase in unrealized loss on securities
         available for sale, net of income
         tax effect	                                      (11)
     		                                                ------
	Stockholders' equity, March 31, 1996	               $	33,212
		                                                    	======


Results of Operations


Comparison of Three Month Period Ended March 31, 1996 and 1995



Net income was $172,000 for the three months ended March 31, 1996 compared to $156,000 for the three months ended March 31, 1995. This represents a $16,000 or 10.3% increase. Earnings per share, assuming no dilution, were $0.09 for the three months ended March 31, 1996, and fully diluted earnings per share were $.08. The increase in earnings is primarily attributable to higher interest income, offset by increases in both the provision for loan losses and other expenses.



Interest income increased by $233,000 or 12.6% from $1,844,000 for the three months ended March 31, 1995 to $2,077,000 for the same period in 1996. Interest income on loans for the three months ended March 31, 1996 was $68,000 or 4.2% greater than the same period in 1995, while interest income on securities and certificates of deposit for the three months ended March 31, 1996 was $165,000 higher than that experienced in the same period in 1995, representing a 70.5% increase.



The increase in interest income on loans was due to higher average balances in 1996 and higher overall loan yields. The average total loan balance for the quarter ended March 31, 1996 was $77,602,000 compared to $76,667,000 for the same quarter in 1995, an increase of $935,000, or 1.2%. The majority of this increase was in consumer loans, offset by a decrease in commercial loans. The average balance of consumer loans was $1,675,000, or 21.0% higher for the three months ended March 31, 1996 as compared to the same quarter ended March 31, 1995. The growth in consumer loans was primarily due to special loan promotions held throughout 1995 and in the first quarter of 1996. The average balance of commercial loans was $597,000, or 7.4% lower in the quarter ended March 31, 1996 compared to the same quarter in 1995. This decline was due to commercial loan payoffs exceeding commercial loan originations.



The average yield on loans was 8.65% for the quarter ended March 31, 1996 compared to 8.37% for the same quarter in 1995. The higher yield for 1996 was mainly due to the increase in consumer loans which tend to have higher interest rates than mortgage or commercial loans. The yield on loans increased despite a general decline in market interest rates during 1995 and early 1996. For example, the prime rate reached a high of 9.0% in February of 1995, then declined to 8.25% by February, 1996. The average prime rate was 8.82% during the quarter ended March 31, 1995, compared to 8.34% during the quarter ended March 31, 1996.




The increase in interest income on securities and certificates of deposit was mainly due to interest income generated on the investment of proceeds from the Company's initial stock offering in connection with the conversion of the Bank. The majority of these funds were invested in short-term securities. The average balance of securities and certificates of deposit, which includes interest earning cash equivalents, increased by $12,773,000, from $16,656,000 for the three months ended March 31, 1995 to $29,429,000 for the three months ended March 31, 1996. The average yield on securities and certificates of deposit, however, decreased from 5.63% for the quarter ended March 31, 1995 to 5.41% for the quarter ended March 31, 1996 due mainly to the decrease in market interest rates.



Interest expense remained relatively stable, increasing by $2,000, or .3%, from $746,000 for the quarter ended March 31, 1995 to $748,000 for the same quarter in 1996 due to an increase in interest expense on deposits, offset by a reduction in interest expense on FHLB advances. Interest expense on deposits was $741,000 for the quarter ended March 31, 1996 versus $700,000 for the quarter ended March 31, 1995, an increase of $41,000, or 5.9%. Interest expense was higher in 1996 due to a shift in the mix of deposits from interest-bearing demand accounts to higher rate, longer-term certificates of deposits. Certificates of deposit greater than $100,000 which tend to have higher interest rates than lower balance certificates, were also higher in 1996. The rate on deposits increased from 3.46% for the quarter ended March 31, 1995 to 3.60% for the same quarter in 1996. The reduction in interest expense on FHLB advances from $39,000 for the quarter ended March 31, 1995 to zero for the same quarter in 1996 reflects the repayment of FHLB advances in March, 1995.



Net interest income was $231,000 or 21.0% higher in the three months ended March 31, 1996 compared to the same period in 1995.
 Net interest income as a percent of average interest earning assets was 4.99% for the quarter ended March 31, 1996 versus
4.74% for the quarter ended March 31, 1995.   The spread between
the yield on interest earning assets and the rate on interest bearing liabilities was 4.15% and 4.42% for the quarters ended March 31, 1996 and 1995, respectively.



The provision for loan losses for the quarter ended March 31, 1996, was $50,000, compared to $33,000 for the quarter ended March 31, 1995. The increase represents a decision by management to increase the allowance for loan losses as a result of an increase in non-performing loans and increased charge-off activity occurring in late 1995 and in 1996. Non-performing loans, which are loans past due 90 days or more and nonaccruing loans, totaled $548,000 at March 31, 1996 compared to $123,000 at March 31, 1995. The increase of $425,000 primarily relates to two borrowers with unsecured consumer loans totaling $330,000. Three of these loans, with an aggregate principal balance of $180,000 as of March 31, 1996, became 90 days past due in January, 1996 and were all placed on nonaccrual status in February, 1996. As of March 31, 1996, the accrued interest on such loans totaled $9,000. The Bank is attempting to sell these loans to a third party, and if the sale is consummated, the Bank may incur a loss on the sale of such loans of approximately $80,000. The other consumer loan had a principal balance of $150,000 as of March 31, 1996 and became 90 days past due in March, 1996. As of March 31, 1996, the accrued interest on this loan totaled $19,000. The Bank is attempting to negotiate the repayment of such loan and the borrower is currently seeking alternative financing to repay the loan. In the event the Bank is unable to negotiate the sale of such loans or workout an acceptable repayment schedule with the other borrower, the Bank may incur a charge-off of the balance of such loans and any accrued interest. Additionally, although such loans are personally guaranteed by the borrowers, no assurances can be made that the Bank will be successful in collecting upon a final judgment, if any, against such borrowers. The remaining difference in non-performing loans is attributable to past due residential mortgage loans, which are all adequately secured. The charge-offs in 1996 were comprised of two consumer loans and one commercial loan and totaled $25,000. This compares to net recoveries of $8,000 in the first quarter of 1995. The ratios of the Company's allowance for loan losses to total loans and allowance for loan losses to nonperforming loans were .37% and 53.28%, respectively, at March 31, 1996, as compared to .34% and 217.1%, respectively, at March 31, 1995.



Noninterest income totaled $165,000 for the period ended March 31, 1996, compared to $159,000 for the same period in 1995, a difference of $6,000, or 3.8%. The increase in noninterest income was due primarily to gains on the sale of mortgage loans and gains recorded due to the Bank's adoption of Statement of Financial Accounting Standards No. 122 "Accounting for Mortgage Servicing Rights" ("SFAS No. 122"), which were offset by a decrease in commissions from tax deferred annuity sales and a decrease in service charges. Due to declining interest rates, the Company sold $2,285,000 in one- to four-family mortgage loans in the first quarter of 1995, recording gains of $19,000. There were no sales of mortgage loans in the first quarter of 1995. The $17,000 net gain on mortgage servicing relates to the adoption of SFAS No. 122 which requires rights to service mortgage loans for others be recorded as an asset. The company adopted SFAS No. 122 on January 1, 1996. The decrease in commissions of $17,000 was due to reduced sales of tax-deferred annuities as other long-term savings rates have become more attractive and also the recent growth in the stock market has attracted investors. The decline in service charges on loans of $8,000 was due to lower loan application fees and late charge fees, while the reduction in service charges on deposits of $11,000 was due mainly to lower overdraft fees.



Noninterest expense was $1,138,000 for the quarter ended March 31, 1996, compared to $966,000 for the same quarter in 1995, a difference of $172,000, or 17.8%. Compensation and employee benefits expense was $115,000 higher in 1996 due to compensation expense recorded for stock based benefit plans which were implemented subsequent to the quarter ended March 31, 1995. The increase in professional fees and other noninterest expense of $43,000 and $23,000, respectively, was due to increased marketing expenses and professional fees and other costs incurred in connection with the Company becoming a public company in June, 1995, including costs associated with the annual meeting of stockholders held on February 14, 1996.



Total income taxes increased from $102,000 for the quarter ended March 31, 1995 to $134,000 for the same quarter in 1996, an
increase of $32,000, or 31.4%.   Income taxes increased in 1996
due to greater earnings plus an increase in nondeductible expenses, primarily expenses associated with the stock based benefit plans. The effective tax rates for the three months ended March 31, 1996 and 1995, were 43.79% and 39.53%, respectively.





Liquidity and Capital Resources





The Bank's primary sources of funds are deposits and principal and interest payments on loans. While maturities and scheduled amortization of loans are predictable sources of funds, deposit flows and mortgage prepayments are greatly influenced by general interest rates, economic conditions, and competition. The Company's initial stock offering which was completed on June 30, 1995 contributed substantially to the Company's overall liquidity levels. The Office of Thrift Supervision ("OTS"), the Company's and the Bank's primary regulator, requires the Bank to maintain minimum levels of liquid assets. Currently, the required ratio is 5%. The Bank's liquidity ratios were 22.30% and 19.46% at March 31, 1996 and December 31, 1995, respectively, well above the required minimum.



A review of the Consolidated Statements of Cash Flows included in the accompanying financial statements shows that the Company's cash and cash equivalents ("cash") increased $1,079,000 for the quarter ended March 31, 1996, compared to an increase of $942,000 for the quarter ended March 31, 1995. During the quarter ended March 31, 1996, cash was primarily provided from earnings, proceeds from the sale of loans, and an increase in demand deposits, NOW accounts, passbook saving accounts, and time deposits. During this quarter, cash was primarily used to fund loans, purchase securities held to maturity, purchase shares of common stock for the incentive plan, and pay dividends. During the quarter ended March 31, 1995, cash was primarily provided from earnings, proceeds from matured securities held to maturity, proceeds from matured CDs, and increases in time deposits. Cash was primarily used to fund a decrease in demand deposits, NOW accounts, and passbook savings accounts, and for the repayment of FHLB advances.



The Bank's primary investment activities during the quarter ended March 31, 1996 was the origination of loans, and the purchase of securities held to maturity. During the quarters ended March 31, 1996 and March 31, 1995, the Bank originated mortgage loans in the amounts of $7,166,000 and $3,566,000, respectively, commercial loans in the amounts of $3,145,000 and $3,169,000, respectively, and consumer loans in the amounts of $2,885,000 and $2,507,000, respectively. The increase in new mortgage loan volume from the quarter ended March 31, 1995 to the quarter ended March 31, 1996 of $3,600,000, or 101%, is primarily due to a general decrease in interest rates and intensified marketing and business development efforts made by management. The increase in new consumer loan volume from the quarter ended March 31, 1995 to the quarter ended March 31, 1996 of $378,000, or 15.1%, is due mainly to the Bank's special promotions and advertising for consumer loans.



As of March 31, 1996, the Bank had outstanding commitments (including undisbursed loan proceeds) of $1,446,000. The Bank anticipates it will have sufficient funds available to meet its current loan origination commitments. Certificates of deposit which are scheduled to mature in one year or less from March 31, 1996 totaled $35,066,000. Management believes a significant portion of such deposits will remain with the Bank.



The OTS capital regulations require savings institutions to meet three capital standards: a 1.5% tangible capital standard; a 3% leverage (core capital) ratio and an 8% risk-based capital standard. The core capital requirement is effectively 4%, since OTS regulations stipulate that, effective December 19, 1992, an institution with less than 4% core capital will be deemed to be "undercapitalized." As of March 31, 1996, the Bank's capital percentages for tangible capital of 21.65%, core capital of 21.65%, and risk-based capital of 36.11% significantly exceed the regulatory requirement for each category.



On August 23, 1993, the OTS issued a final rule which sets forth the methodology for calculating an interest rate risk component that would be incorporated into the OTS regulatory capital rule.
 The regulation requires certain institutions with more than a "normal level" of interest rate risk to maintain capital in addition to the 8.0% risk based capital requirement. This ruling is not expected to have a material impact on the financial condition of the Bank. The OTS recently deferred implementation of this regulation.



Pending Federal legislation currently provides for a one-time, special assessment on all SAIF insured deposits of approximately $.85 to $.90 per $100 of deposits as of March 31, 1995.
However, it is unclear as to when such legislation will be enacted or what date will be selected for the determination of the deposit base upon which the special assessment will be levied. If the assessment is made at the proposed rates, based on the Bank's deposits as of March 31, 1996, the effect on the Bank would be a charge in the period enacted of approximately $400,000 to $450,000 on an after tax basis. It is anticipated that if the one-time assessment is levied, all SAIF insured institutions will have their deposit insurance premiums reduced in future periods.



There have also been legislative proposals to merge the SAIF with the BIF, require federal thrifts to convert to national bank charters and, under certain conditions, require institutions to recapture a portion of their federal, state and local bad debt reserves for income tax purposes. No assurance can be given as to whether legislation as discussed above will be enacted or, if enacted, what the terms of such legislation would be.





PART II -- OTHER INFORMATION



	Item 1.	Legal Proceedings



		Not applicable



	Item 2.	Changes in Securities



		Not applicable



	Item 3.	Defaults Upon Senior Securities



		Not applicable



	Item 4.	 Submission of Matters to a Vote of Security

		 Holders



		At the annual meeting of stockholders held on February 14, 1996, the Company's stockholders approved the following items:



			1.	elected James S. Acheson to a three-year term as director:
                    												     	   Broker
							            For		  	Withheld		 	Non-Votes
				Number		    1,884,646			32,325		      	0
				Percent		     98.3%			   1.7%		       	0%


			2.	approved the Great American Bancorp, Inc. 1995 Incentive
      Plan:

														                            Broker
						        For		    Against		Abstain		Non-Votes
			Number		1,249,519			306,934		 38,063	 	322,455
			Percent		 60.9%		   	14.9%		   1.9%	   	15.7%


			3.	ratified the appointment of George S. Olive & Co., LLC as
independent auditors of the Company for the fiscal year ending
December 31, 1996:

														                            Broker
        						For	    	Against		Abstain		Non-Votes
			Number		1,746,927			148,914	 	21,130		    0
			Percent		 91.1%			    7.8%		   1.1%		     0%


	Item 5.	Other Information



			Not Applicable





	Item 6.  Exhibits and Reports on Form 8-K



		a.	Exhibits



			3.1		Certificate of Incorporation of Great American Bancorp,
Inc.*



			3.2		By-laws of Great American Bancorp, Inc.*



			11.0		Computation of earnings per share (filed herewith)



		b.	Report on Form 8-K



		   	Not Applicable





_______________



*	Incorporated herein by reference into this document from Form
S-1 Registration 	Statement, as amended, filed on March 24,
1995, Registration No. 33-90614.





SIGNATURES





	Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



		Great American Bancorp, Inc.





Dated:       May 14, 1996   	/s/  George R. Rouse
                          			George R. Rouse
                           		President and Chief Executive Officer


Dated:       May 14, 1996  		/s/  Jane F. Adams
                      							Jane F. Adams
                      							Chief Financial Officer, Secretary and
                      							Treasurer







Exhibit 11.0

Statement Regarding Computation of Earnings Per Share
For the Three Months Ended March 31, 1996 and 1995
(unaudited)

									                         	1996	   		1995
										                    ---------		---------
Assuming no dilution:

	Net income (in thousands)	   $    	172       	156
					                         =========	 =========
	Weighted average number
		of shares:

		Average shares outstanding	 1,896,856	      N/A

		Average incremental shares
			related to stock options	      3,510      	N/A
					                         ---------	---------
					                         1,900,366      	N/A
					                         =========	=========
	Earnings per share assuming
			no dilution               	$	   0.09	      N/A
						                        =========	=========


Assuming full dilution:

	Net income (in thousands)	   $    	172	      156
					                         =========	=========
	Weighted average number
		of shares:

		Total shares issued	        2,052,750      	N/A

		Average incremental shares
			related to stock options	      3,510      	N/A
					                         ---------	---------
					                         2,056,260	      N/A
					                         =========	=========
	Earnings per share assuming
		full dilution	              $	   0.08	      N/A
		                           	=========	=========