Form 10QSB
period 1996-06-30
GREAT AMERICAN BANCORP INC
filed 1996-08-14
CIK 943064

                          				UNITED STATES
		                 SECURITIES AND EXCHANGE COMMISSION
			                       Washington, D.C. 20549

                          				 FORM 10-QSB
(Mark One)
[ X ]           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
		              SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended          June 30, 1996
	                     		       -------------------------------

[   ]           TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
               	SECURITIES EXCHANGE ACT OF 1934


For the transition period from                     to
                            				----------------       -----------------
Commission File Number:                      0-25808
	                      		------------------------------------------------

                     			GREAT AMERICAN BANCORP, INC.


	    Delaware                                    52-1923366
- ------------------------------                  ------------------------
State or other jurisdiction of                  (I.R.S. Employer
Incorporation or organization)                  Identification Number)


1311 S. Neil St., P.O. Box 1010, Champaign, IL               61824-1010
- ----------------------------------------------          ----------------
(Address of principal executive offices)                     (Zip Code)


             			     (217) 356-2265
	     ---------------------------------------------------
	     (Registrant's telephone number, including area code)


	Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

		      (1)     [X]  Yes        [   ]  No
		      (2)     [X]  Yes        [   ]  No


As of July 31, 1996 the Registrant had 1,950,112 shares of Common Stock outstanding.

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

	Item 3.         Defaults Upon Senior Securities

	Item 4.         Submission of Matters to a Vote of Security
              			Holders

	Item 5.         Other Information

	Item 6.         Exhibits and Reports on Form 8-K

SIGNATURES

                		Great American Bancorp, Inc. and Subsidiary
                       			Consolidated Balance Sheets
                 		As of June 30, 1996 and December 31, 1995
                        			(unaudited, in thousands)

                                          						  Jun 30          Dec 31
                                          						    1996            1995
ASSETS                                          --------        --------
Cash                                            $  5,643           8,402
Cash equivalents                                   9,798          16,635
					                                          	--------        --------
   Total cash and cash equivalents                15,441          25,037
                                          						--------        --------
Securities:
   Held to maturity (estimated
    fair value $3,379 and $403)                    3,396             400
   Available for sale                              5,828           5,859
Loans                                             86,174          77,676
   Allowance for loan losses                        (262)           (267)
                                          						--------        --------
     Net loans                                    85,912          77,409
                                          						--------        --------
Federal Home Loan Bank stock                         454             483
Premises and equipment                             7,229           7,257
Investment in joint venture                           79             100
Income tax refunds receivable                        125              --
Accrued interest income:
   Loans                                             700             803
   Investments                                       110             100
Other assets                                         388             258
                                          						--------        --------
      Total assets                              $119,662         117,706
				                                          		========        ========

	                                                						      (Continued)

            		Great American Bancorp, Inc. and Subsidiary
		              Consolidated Balance Sheets (Continued)
            		 As of June 30, 1996 and December 31, 1995
                   			(unaudited, in thousands)


LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES
   Deposits                                     $ 85,119          81,918
   Accounts payable and
     accrued expenses                              1,120           1,012
   Deferred income taxes                              92             144
                                          						--------        --------
      Total liabilities                           86,331          83,074
                                          						--------        --------
STOCKHOLDERS' EQUITY
Preferred stock, $.01 par value
   Authorized and unissued
      -- 1,000,000 shares                             --              --
Common stock, $.01 par value
   Authorized -- 7,000,000 shares
   Issued -- 2,052,750 shares
   Outstanding -- 1,850,247 shares
   in 1996; 1,912,112 in 1995                         21              21
Paid-in-capital                                   19,401          19,381
Retained earnings                                 16,335          16,719
					                                          	--------        --------
						                                            35,757          36,121
                                          						--------        --------
Less:
   Unrealized loss on securities
      available for sale,
      net of income tax effect                      (101)            (83)
   Unearned employee stock
     ownership plan shares                        (1,271)         (1,406)
   Unearned compensation -
      incentive plan                              (1,054)             --
					                                          	--------        --------
                                          						  (2,426)         (1,489)
                                          						--------        --------
Total stockholders' equity                        33,331          34,632
                                          						--------        --------
Total liabilities and
 stockholders' equity                           $119,662         117,706
                                          						========        ========

See notes to consolidated financial statements.

           		Great American Bancorp, Inc. and Subsidiary
		                Consolidated Income Statements
	          For the Six Months Ended June 30, 1996 and 1995
	           	(unaudited, in thousands except share data)

                                         						     1996            1995
                                         					 	--------        --------
Interest income:
   Loans
      Mortgage                                  $  2,546           2,497
      Consumer and other loans                       865             774
   Securities and certificates
      of deposit                                     769             489
					                                          	--------        --------
                                          						   4,180           3,760
                                          						--------        --------
Interest expense:
   Deposits                                        1,503           1,474
   FHLB advances                                      --              39
   Other                                              14              14
                                          						--------        --------
                                          						   1,517           1,527
                                          						--------        --------
      Net interest income                          2,663           2,233
Provision for loan losses                            110              66
						                                          --------        --------
      Net interest income
	       after provision
	       for loan losses                            2,553           2,167
					                                          	--------        --------
Noninterest income:
   Income from joint venture                          32              41
   Commissions                                        11              34
   Net gain on sale of loans                          23               1
   Net gain on mortgage servicing                     21              --
   Service charges -- loans                           10              14
   Service charges -- deposits                       185             200
   Other                                              31              24
                                          						--------        --------
                                          						     313             314
                                          						--------        --------

                                                 							      (Continued)

               		Great American Bancorp, Inc. and Subsidiary
		                Consolidated Income Statements (Continued)
               For the Six Months Ended June 30, 1996 and 1995
	               	(unaudited, in thousands except share data)


Noninterest expense:
   Compensation and employee benefits              1,209           1,089
   Occupancy expense                                 336             345
   Data processing                                   100              99
   Insurance of accounts                             118             115
   Professional fees                                 115              37
   Other                                             385             329
                                          						--------        --------
                                          						   2,263           2,014
                                          						--------        --------
      Income before income taxes                     603             467
Income taxes                                         260             183
                                          						--------        --------
      Net income                                $    343             284
                                          						========        ========
Earnings per share:
   Assuming no dilution
      Net income                                $   0.18        $   0.15
      Weighted average number                   ========        ========
       	of shares                              1,873,032       1,888,530
					                                          	========        ========
   Assuming full dilution:
      Net income                                $   0.17        $   0.14
      Weighted average number                   ========        ========
       	of shares                              2,055,825       2,052,750
                                          						========        ========

See notes to consolidated financial statements

           		 Great American Bancorp, Inc. and Subsidiary
		                  Consolidated Income Statements
	            	For the Quarter Ended June 30, 1996 and 1995
             		(unaudited, in thousands except share data)

                                          						    1996            1995
                                          						--------        --------
Interest income:
   Loans
      Mortgage                                 $   1,294           1,259
      Consumer and other loans                       439             402
   Securities and certificates
      of deposit                                     370             255
					                                          	--------        --------
                                          						   2,103           1,916
                                          						--------        --------
Interest expense:
   Deposits                                          762             773
   FHLB advances                                      --              --
 Other                                                 7               7
				                                           	--------        --------
                                          						     769             780
				                                          		--------        --------
      Net interest income                          1,334           1,136
Provision for loan losses                             60              33
                                          						--------        --------
      Net interest income
	       after provision
	       for loan losses                            1,274           1,103
					                                          	--------        --------
Noninterest income:
   Income from joint venture                          17              29
   Commissions                                         2               8
   Net gain on sale of loans                           4               1
   Net gain on mortgage servicing                      4              --
   Service charges -- loans                            7               3
   Service charges -- deposits                        98             102
   Other                                              16              12
                                          						--------        --------
                                          						     148             155
                                          						--------        --------

                                                 							      (Continued)

             		Great American Bancorp, Inc. and Subsidiary
		              Consolidated Income Statements (Continued)
             		For the Quarter Ended June 30, 1996 and 1995
             		(unaudited, in thousands except share data)


Noninterest expense:
   Compensation and employee benefits                599             594
   Occupancy expense                                 167             166
   Data processing                                    51              50
   Insurance of accounts                              58              57
   Professional fees                                  55              20
   Other                                             195             162
                                          						--------        --------
                                          						   1,125           1,049
                                          						--------        --------
      Income before income taxes                     297             209
Income taxes                                         126              81
                                          						--------        --------
      Net income                                $    171             128
                                          						========        ========
Earnings per share:
   Assuming no dilution
      Net income                                $   0.09        $   0.07
      Weighted average number                   ========        ========
       	of shares                              1,845,698       1,888,530
					                                          	========        ========
   Assuming full dilution:
      Net income                                $   0.08        $   0.06
      Weighted average number                   ========        ========
       	of shares                              2,055,390       2,052,750
					                                          	========        ========

See notes to consolidated financial statements.

               		Great American Bancorp, Inc. and Subsidiary
                		  Consolidated Statements of Cash Flows
         	      For the Six Months Ended June 30, 1996 and 1995
                      			(unaudited, in thousands)

                                         						    1996            1995
                                         						--------        --------
Cash flows from operating activities:

   Net income                                  $     343             284
   Adjustments to reconcile net
      income to net cash provided
      by operating activities:
         Amortization of deferred
	         loan fees                                   (8)            (11)
	        Amortization of discount
       	  on securities, net                          --             (26)
	        Employee stock ownership
	         plan compensation expense                  190             130
	        Incentive plan expense                       96              --
       	 Provision for loan losses                   110              66
       	 Provision for deferred taxes                (40)             --
       	 Net gain on sale of loans                   (23)             (1)
       	 Net gain on sale of loans                    --              (6)
       	 Depreciation                                179             178
       	 Income from joint venture                   (32)            (41)
       	 Change in assets and
       	  liabilities:
	          (Increase) decrease in
       	     interest receivable                      93              75
	          (Increase) decrease in
       	     income tax refunds
       	     receivable                             (125)           (161)
	          (Increase) decrease in
       	     other assets                           (130)             47
       	   (Decrease) increase in
	            accounts payable and
	            accrued expenses                        (83)            207
				                                          		--------        --------
       	  Net cash provided by
	           (used in) operating
	           activities                              570             741
					                                         	--------        --------

                                                 							      (Continued)

             		Great American Bancorp, Inc. and Subsidiary
      	     Consolidated Statements of Cash Flows (Continued)
	            For the Six Months Ended June 30, 1996 and 1995
                  			 (unaudited, in thousands)


Cash flows from investing activities:
   Loan originations, net of
    principal payments on loans                  (11,417)         (1,562)
   Proceeds from sales of loans                    2,835              41
   Purchase of securities held
    to maturity                                   (2,996)         (1,373)
   Proceeds from matured securities
    held to maturity                                  --           2,000
   Proceeds from matured CDs                          --           2,000
   Distribution from joint venture                    53              54
   Purchase of premises and equipment               (151)           (316)
   Purchase of FHLB stock                             --             (83)
   Proceeds from the sale of
    FHLB stock                                        29              --
                                          						--------        --------
	          Net cash provided by
	          (used in) investing
	           activities                           (11,647)            761
				                                          		--------        --------
Cash flows from financing
   activities:
   Issuance of common stock, net of
    underwriting commissions and other
    expenses of $1,171                                --          17,714
    Purchase of stock for
    incentive plan                                (1,185)             --
   Dividends paid                                   (535)             --
   Net increase (decrease) in
    demand deposits, NOW
    accounts and passbook
    savings accounts                              (1,308)         (2,208)
   Net increase (decrease) in
    time deposits                                  4,509          (2,133)
   Repayment of FHLB advance                          --          (2,000)
					                                          	--------        --------
	          Net cash provided by
	          (used in) financing
	          activities                              1,481          11,373
					                                          	--------        --------
Net increase (decrease) in cash
 and cash equivalents                             (9,596)         12,875
Cash and cash equivalents,
 beginning of year                                25,037           9,067
                                          						--------        --------
Cash and cash equivalents,
 end of year                                   $  15,441          21,942
					                                          	========        ========
							                                                       (Continued)

             		Great American Bancorp, Inc. and Subsidiary
      	     Consolidated Statements of Cash Flows (Continued)
	            For the Six Months Ended June 30, 1996 and 1995
                    			(unaudited, in thousands)

Supplemental disclosures:

Cash paid for:

      Interest                                 $   1,570           1,456
                                          						========        ========
      Income taxes, net of refunds             $     502             375
                                          						========        ========

Decrease (increase) in gross
   unrealized loss on
   securities available for sale               $     (31)            116
                                          						========        ========

Increase (decrease) in deferred
   income taxes attributable to
   the unrealized loss on
   securities available for sale               $      13             (57)
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

2.      Statement of Information Furnished

	The accompanying unaudited consolidated financial statements have been prepared in accordance with Form 10-QSB instructions and Item 310(b) of Regulation S-B, and in the opinion of management contain all adjustments necessary to present fairly the financial position as of June 30, 1996 and December 31, 1995, the results of operations for the six months ended June
30, 1996 and 1995, the results of operations for the three months ended
June 30, 1996 and 1995, and the cash flows for the six months ended June
30, 1996 and 1995. All adjustments to the financial statements were normal and recurring in nature. These results have been determined on the basis of generally accepted accounting principles. The results of operations for the six months ended June 30, 1996 are not necessarily indicative of the results to be expected for the entire fiscal year.

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


Financial Condition

Total assets increased from $117,706,000 at December 31, 1995 to $119,662,000 at June 30, 1996, an increase of $1,956,000 or 1.7%. The increase was mainly attributable to an increase in securities held to maturity and net loans. Securities held to maturity increased by $2,996,000, from $400,000 at December 31, 1995 to $3,396,000 at June 30,
1996, due to security purchases. The securities purchased were all U.S. Treasury and callable Agency securities with maturities ranging from 18 months to three years. Net loans increased by $8,503,000, or 11.0% from $77,409,000 at December 31, 1995 to $85,912,000 at June 30, 1996. Loan
growth occurred primarily in one-to four-family and multi family residential loans and commercial loans. One-to four-family residential loans increased from $41,179,000 at December 31, 1995 to $44,039,000 at June 30, 1996, an increase of $2,860,000, or 7.0%. Multi family loans increased $3,677,000, or 87.7%, from $4,194,000 at December 31, 1995 to
$7,871,000 at June 30, 1996. Commercial loans increased from $8,038,000 at December 31, 1995 to $9,268,000 at June 30, 1996, an increase of $1,230,000, or 15.3%. Security purchases and loan growth were funded by a decline in short-term investments and an increase in deposits.

Total deposits increased $3,201,000 or 3.9% from $81,918,000 at December 31, 1995 to $85,119,000 at June 30, 1996. The growth in total deposits was primarily attributable to an increase in time deposits offset by a decrease in demand deposits, NOW accounts, and passbook savings accounts. Time deposits increased by $4,509,000, or 10.7% from $42,065,000 at December 31, 1995 to $46,574,000 at June 30, 1996. Demand deposits, NOW accounts, and passbook savings accounts decreased by $1,308,000, or 3.3% from $39,853,000 at December 31, 1995 to $38,545,000 at June 30, 1996. The decline in demand deposits, NOW accounts, and passbook savings accounts was due to the seasonal nature of these deposits which tend to be higher in December. These deposits normally decline in the spring and summer as income taxes and real estate taxes are paid. The increase in time deposits was primarily in short-term certificates of deposits mainly certificates maturing in one year or less.

Total stockholders' equity decreased $1,301,000 from $34,632,000 at December 31, 1995 to $33,331,000 at June 30, 1996, resulting in a reduction in book value per share from $18.11 at December 31, 1995 to $18.01 at June 30, 1996. The decrease is summarized as follows (in thousands):

 Stockholders' equity, December 31, 1995              $ 34,632
	Net income                                                343
	Dividends declared                                       (727)
	Unearned compensation - incentive plan                 (1,185)
	Incentive plan shares allocated                            96
	ESOP shares allocated                                     190
	Increase in unrealized loss on securities
	 available for sale, net of income
	 tax effect                                               (18)

                                          							       ------
 Stockholders' equity, June 30, 1996                  $ 33,331
    							                                             ======

On July 18, 1996, the Company completed the repurchase of 5% of the Company's common stock or 102,638 shares at an average price of $14.00 per share. The repurchased shares will be held as treasury shares to be used for general corporate purposes.


Results of Operations


Comparison of Six Month Periods Ended June 30, 1996 and 1995

Net income was $343,000 for the six months ended June 30, 1996, compared to $284,000 for the six months ended June 30, 1995. This represents a $59,000 or 20.8% increase. Primary earnings per share were $0.18 for the six months ended June 30, 1996, compared to $0.15 for the same period ended June 30, 1995. Fully diluted earnings per share were $0.17 for the six months ended June 30, 1996, compared to $0.14 for the same period ended 1995. The increase in net income reflects higher net interest income, offset by increases in both the provision for loan losses and other expenses.

Interest income was $4,180,000 for the six months ended June 30, 1996 compared to $3,760,000 for the same period in 1995, an increase of $420,000, or 11.2%. Interest income on loans for the six months ended June 30, 1996 was $3,411,000, or 4.3% greater than the $3,271,000 recorded for the same period in 1995. Interest income on securities and certificates of deposit for the six months ended June 30, 1996 was $769,000, or 57.3% higher than the $489,000 experienced in the same period in 1995.

The increase in interest income on loans was due to higher average balances in 1996 and higher overall loan yields. The average total loan balance for the six months ended June 30, 1996 was $79,687,000 compared to $77,090,000 for the same period ended in 1995, an increase of $2,597,000, or 3.4%. The majority of this increase was in mortgage and consumer loans. Average total mortgage loans were $61,456,000 during the six months ended June 30, 1996, an increase of $1,322,000, or 2.2% over the $60,134,000 average balance during the same period in 1995. The average balance of total consumer loans was $9,743,000, or 18.2% higher for the six months ended June 30, 1996 as compared to the average balance of $8,244,000 for the six months ended June 30, 1995.

The average yield on loans was 8.56% for the six months ended June 30, 1996 compared to 8.44% for the six months ended June 30, 1995. The higher average yield for 1996 was primarily due to commercial loans renewing at higher rates during late 1995 and in 1996.

The increase in interest income on securities and certificates of deposit was primarily attributable to an increase in short-term investments from the cash proceeds generated from the Company's initial stock offering in connection with the conversion of the Bank. The average balance of securities and certificates of deposit, which includes interest earning cash equivalents, was $28,471,000 for the six months ended June 30, 1996, compared to $16,831,000 for the six months ended June 30, 1995, an increase of $11,640,000, or 69.2%. The average yield on securities and certificates of deposit, however, declined from 5.80% for the six months ended June 30, 1995 to 5.40% for the six months ended June 30, 1996.

Interest expense decreased by $10,000, or .6% from $1,527,000 for the six months ended June 30, 1995 to $1,517,000 for the same period ended in 1996. This decrease was due to a reduction in interest expense on FHLB advances, offset by an increase in interest expense on deposits. The reduction in interest expense on FHLB advances from $39,000 for the six months ended June 30, 1995 to zero for the same period ended in 1996 reflects the repayment of FHLB advances in March, 1995. Interest expense on deposits increased by $29,000, or 2.0% from $1,474,000 for the six months ended June 30, 1995 to $1,503,000 for the same period ended in 1996. The increase was mainly due to a shift in the overall mix of deposits from interest-bearing demand accounts to certificates of deposit. Average interest-bearing demand accounts declined from $40,264,000 in the first six months of 1995 to $36,385,000 during the same period in 1996, a decline of $3,879,000, or 9.6%. Average certificates of deposits declined only slightly:
$44,557,000 during the first six months of 1995 versus $44,243,000 for the first six months of 1996. The average rate on deposits increased from 3.48% for the six months ended June 30, 1995 to 3.61% for the six months ended June 30, 1996.

Net interest income was $2,663,000, or 19.3% higher for the six months ended June 30, 1996 compared to $2,233,000 recorded for the same period ended in 1995. Net interest income as a percent of average interest earning assets was 4.92% for the six months ended June 30, 1996 versus
4.75% for the six months ended June 30, 1995.   The spread between the
yield on interest earning assets and the rate on interest bearing liabilities was 4.11% and 4.48% for the six months ended June 30, 1996 and 1995, respectively.

The provision for loan losses was $110,000 for the six months ended June 30, 1996 compared to $66,000 for the same period in 1995. The higher provision for 1996 reflects management's decision to increase the allowance for loan losses as a result of an increase in non-performing loans and increased charge-off activity occurring in late 1995 and in 1996. Non-performing loans, which are loans past due 90 days or more and non accruing loans, totaled $227,000 at June 30, 1996, compared to $160,000 at June 30, 1995. The delinquent balance at June 30, 1996 was comprised of four residential mortgage borrowers with balances totaling $72,000, two consumer borrowers with unsecured balances totaling $43,000, and three commercial borrowers with secured balances totaling $112,000. There were no loans on nonaccrual status at June 30, 1996. The past due residential mortgage loans were adequately secured at June 30, 1996. The Bank is working with the consumer borrowers to establish an acceptable repayment schedule. In the event the Bank is unable to workout an acceptable repayment schedule for these loans, the Bank may incur a charge-off of the balance of such loans and any accrued interest. Two of the past due commercial loans with balances totaling $82,000 were adequately secured by second mortgages on the borrower's residences. The Bank was in the process of repossession of the collateral on the remaining commercial loan past due balance of $30,000 at June 30, 1996. Loans charged-off in 1996 were comprised of consumer loans with seven different borrowers totaling $105,000 and one commercial loan totaling $13,000. Recoveries totaled $4,000, with net charge-offs totaling $114,000. This compares to charge-offs in the first six months of 1995 of $10,000, recoveries totaling $8,000, equaling net charge-offs of $2,000. The ratios of the Company's allowance for loan losses to total loans and allowance for loan losses to nonperforming loans were .30% and 115.4%, respectively, at June 30, 1996, as compared to .34% and 166.9%, respectively, at June 30, 1995.

Noninterest income totaled $313,000 for the six months ended June 30, 1996, compared to $314,000 for the same period ended in 1995. The increase in noninterest income was primarily due to gains on the sale of mortgage loans and gains recorded on mortgage servicing rights, which were offset by decreases in commissions and service charges. During the first six months of 1996, the Company sold $2,812,000 in one- to four-family mortgages recording gains totaling $23,000 in response to declining interest rates at the beginning of 1996. During the first six months of 1995, the Company sold $40,000 in one- to four-family mortgages with gains totaling $1,000. The recording of mortgage servicing rights was introduced in January, 1996 upon the adoption of Statement of Financial Accounting Standards No. 122 "Accounting for Mortgage Servicing Rights" ("SFAS No. 122"). SFAS No. 122 requires rights to service mortgage loans for others be recorded as an asset. The Company recorded a $21,000 gain on mortgage servicing rights for the six months ended June 30, 1996 versus zero recorded for the six months ended June 30, 1995. Commissions decreased by $23,000, or 67.6% for the six months ended June 30, 1996 as compared to the same period ended 1995. This decrease was due to reduced sales of tax-deferred annuities as other long-term savings rates have become more attractive. Service charges on loans decreased by $4,000 due to lower loan application fees and late charge fees. Service charges on deposits decreased by $15,000 due mainly to lower overdraft fees.

Noninterest expense was $2,263,000 for the six months ended June 30, 1996, compared to $2,014,000 recorded for the six months ended June 30, 1995, an increase of $249,000, or 12.4%. Compensation and employee benefits expense was $120,000, or 11% higher in the first six months ended June 30, 1996 as compared to the same period ended 1995, due to compensation expense recorded for stock based benefit plans implemented 1996. The increases in professional fees and other noninterest expense of $78,000 and $56,000, respectively, was due to increased franchise fees, accounting fees, and professional fees and other costs associated with the annual meeting of stockholders held on February 14, 1996.

Total income taxes increased by $77,000, from $183,000 for the six months ended June 30, 1995 to $260,000 for the same period ended 1996. Income taxes increased in 1996 due to greater earnings along with an increase in nondeductible expenses, primarily expenses associated with the stock based benefit plans. The effective tax rates for the six months ended June 30, 1996 and 1995, were 43.12% and 39.19%, respectively.



Results of Operations


Comparison of Three Month Periods Ended June 30, 1996 and 1995.

Net income for the quarter ended June 30, 1996 was $171,000 compared to $128,000 for the quarter ended June 30, 1995, an increase of $43,000, or 33.6%. Primary earnings per share were $0.09 for the quarter ended June 30, 1996, compared to $0.07 for the quarter ended June 30, 1995. Fully diluted earnings per share were $0.08 for the quarter ended June 30, 1996, compared to $0.06 for the same quarter ended in 1995. The increase in net income was primarily due to higher net interest income, offset by increases in the provision for loan losses and noninterest expenses, and a reduction in noninterest income.

Interest income increased by $187,000, or 9.8% from $1,916,000 for the quarter ended June 30, 1995 to $2,103,000 for the quarter ended June 30, 1996. Interest income on loans was $72,000, or 4.3% greater for the quarter ended June 30, 1996 as compared to the same quarter in 1995. Interest income on securities and certificates of deposit was $115,000, or 45.1% greater, in the three months ended June 30, 1996, when compared to the same period in 1995.

Interest income on loans was higher in 1996 due to larger average balances. Average total loans for the quarter ended June 30, 1996 were $81,772,000 compared to $77,508,000 for the quarter ended June 30, 1995. All loan categories experienced growth over 1995 levels with the greatest increases in mortgage and consumer loans. The average yield on loans declined only slightly from 8.51% for the quarter ended June 30, 1995 to 8.48% for the quarter ended June 30, 1996.

Interest income from securities and certificates of deposit was higher in 1996 mainly due to an increase in short-term investments related to the proceeds obtained from the initial stock offering in connection with the conversion of the Bank. The average balance of securities and certificates of deposit, which includes interest earning cash equivalents, was $27,514,000 for the quarter ended June 30, 1996, compared to $17,011,000 for the quarter ended June 30, 1995, an increase of $10,503,000, or 61.7%. The average yield on securities and certificates of deposit declined from 5.96% for the quarter ended June 30, 1995 to 5.38% for the quarter ended June 30, 1996, due to the decline in short-term interest rates during the latter part of 1995 and in early 1996.

Interest expense decreased by $11,000, or 1.4% from $780,000 for the quarter ended June 30, 1995 to $769,000 for the quarter ended June 30, 1996, primarily interest expense on deposits.

Net interest income was $198,000, or 17.4% higher for the quarter ended June 30, 1996 compared to the same quarter in 1995. Net interest income as a percent of average interest earning assets was 4.87% for the quarter ended June 30, 1996 versus 4.80% for the quarter ended June 30, 1995. The spreads between the yield on interest earning assets and the rate on interest bearing liabilities were 4.07% and 4.55% for the quarters ended June 30, 1996 and 1995, respectively.

The provision for loan losses was $60,000 for the quarter ended June 30, 1996, compared to $33,000 for the same quarter in 1995. The higher provision was a result of increases in non-performing loans and charge-off activity since late 1995.

Noninterest income was $148,000 for the quarter ended June 30, 1996 versus $155,000 for the quarter ended June 30, 1995, a decrease of $7,000, or 4.5%. The decrease was mainly due to decreased income from the joint venture and lower commissions. The majority of the vacant lots sold the joint venture were sold prior to the beginning of the quarter ended June 30, 1996. With five lots remaining at June 30, 1996, the Company expects the joint venture to be completed within the next several months. The decrease in commissions of $6,000, or 75% was due to reduced sales of tax deferred annuities.

Noninterest expense was $1,125,000 for the quarter ended June 30, 1996, compared to $1,049,000 for the quarter ended June 30, 1995, an increase of $76,000, or 7.2%. This change was mainly due to increases in professional and other noninterest expense of $35,000 and $33,000, respectively. The Company incurred increased franchise, auditing and other professional fees in 1996 as compared to 1995.

Total income taxes increased from $81,000 for the quarter ended June 30, 1995 to $126,000 for the same quarter ended in 1996, an increase of $45,000, or 55.6%, due mainly to higher earnings. The effective tax rates for the three months ended June 30, 1996 and 1995, were 42.4% and 38.8%, respectively.




Liquidity and Capital Resources


The Bank's primary sources of funds are deposits and principal and interest payments on loans. While maturities and scheduled amortization of loans are predictable sources of funds, deposit flows and mortgage prepayments are greatly influenced by general interest rates, economic conditions, and competition. The Company's initial stock offering which was completed on June 30, 1995 contributed substantially to the Company's overall liquidity levels. The Office of Thrift Supervision ("OTS"), the Company's and the

Bank's primary regulator, requires the Bank to maintain minimum levels of liquid assets. Currently, the required ratio is 5%. The Bank's liquidity ratios were 15.93% and 19.46% at June 30, 1996 and December 31, 1995, respectively, well above the required minimum.

A review of the Consolidated Statements of Cash Flows included in the accompanying financial statements shows that the Company's cash and cash equivalents ("cash") decreased $9,596,000 for the six months ended June 30, 1996, compared to an increase of $12,875,000 for the six months ended June 30, 1995. During the six months ended June 30, 1996, cash was primarily provided from earnings, proceeds from the sale of loans, and an increase in time deposits. During these six months, cash was primarily used to fund loan originations, purchase securities held to maturity, purchase Company common stock for an employee incentive plan, and to pay dividends. Cash was also used during this period to fund a decrease in demand deposits, NOW accounts, and passbook savings accounts. During the six months ended June 30, 1995, cash was primarily provided from earnings, proceeds from matured CDs and other securities held to maturity, and the issuance of common stock in connection with the conversion of the Bank as of June 30, 1995. During these six months, cash was primarily used to fund a decrease in demand deposits, NOW accounts, passbook savings accounts, and time deposits, and for the repayment of FHLB advances. During this period, cash was also used to fund loan originations, purchase securities held to maturity, and to pay for conversion expenses.

The Bank's primary investment activities during the six months ended June 30, 1996 was the origination of loans, and the purchase of securities held to maturity. During the six months ended June 30, 1996 and June 30, 1995, the Bank originated mortgage loans in the amounts of $18,186,000 and $8,578,000, respectively, commercial loans in the amounts of $8,613,000 and $7,778,000, respectively, and consumer loans in the amounts of $6,791,000 and $5,766,000, respectively. The increase in new mortgage loan volume from the six months ended June 30, 1995 to the six months ended June 30, 1996 of $9,608,000, or 112.0%, was mainly due to intensified marketing efforts made by management. The increase in new consumer loan volume from the six months ended June 30, 1995 to the six months ended June 30, 1996 of $1,025,000, or 17.8%, was primarily due to advertising and special promotions for consumer loans.

As of June 30, 1996, the Bank had outstanding commitments (including undisbursed loan proceeds) of $4,002,000. The Bank anticipates it will have sufficient funds available to meet its current loan origination commitments. Certificates of deposit which are scheduled to mature in one year or less from June 30, 1996 totaled $36,198,000. Management believes a significant portion of such deposits will remain with the Bank.

The OTS capital regulations require savings institutions to meet three capital standards: a 1.5% tangible capital standard; a 3% leverage (core capital) ratio and an 8% risk-based capital standard. The core capital requirement is effectively 4%, since OTS regulations stipulate that, effective December 19, 1992, an institution with less than 4% core capital will be deemed to be "undercapitalized." As of June 30, 1996, the Bank's capital percentages for tangible capital of 22.14%, core capital of 22.14%, and risk-based capital of 36.12% significantly exceed the regulatory requirement for each category.

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

Pending Federal legislation currently provides for a one-time, special assessment on all SAIF insured deposits of approximately $.70 to $.90 per $100 of deposits as of March 31, 1995. However, it is unclear as to when such legislation will be enacted or what date will be selected for the determination of the deposit base upon which the special assessment will be levied. If the assessment is made at the proposed rates, based on the Bank's deposits as of June 30, 1996, the effect on the Bank would be a charge in the period enacted of approximately $350,000 to $450,000 on an after tax basis. It is anticipated that if the one-time assessment is levied, all SAIF insured institutions will have their deposit insurance premiums reduced in future periods.

Legislation regarding bad debt recapture has been passed by Congress and sent to the President for signature. The legislation requires recapture of reserves accumulated after 1987. The recapture tax on post 1987 reserves must be paid over a six year period starting in 1996. The payment of the tax can be deferred in each of 1996 and 1997 if an institution originates at least the same average annual principal amount of mortgage loans that it originated in the six years prior to 1996. The Company estimates its post 1987 reserves to be approximately $301,000, resulting in additional tax liability of approximately $124,000, with no financial statement impact.

PART II -- OTHER INFORMATION

	Item 1. Legal Proceedings

         		The Company is not involved in any legal proceedings of a
		         material nature at this time other than those occurring
         		in the ordinary course of business which in the aggregate
           involves amounts which are believed by management to be
         		immaterial to the financial condition of the Company.

	Item 2. Changes in Securities

         		Not applicable

	Item 3. Defaults Upon Senior Securities

         		Not applicable

	Item 4. Submission of Matters to a Vote of Security
       		Holders

         		None

	Item 5. Other Information

         		Not Applicable

	Item 6. Exhibits and Reports on Form 8-K

	       	a.   Exhibits

       		     3.1  Certificate of Incorporation of Great American
			                Bancorp, Inc.*

		            3.2  By-laws of Great American Bancorp, Inc.*

       		    11.0  Computation of earnings per share (filed herewith)

     		  b.   Reports on Form 8-K

		             On June 13, 1996, the Registrant filed a Current Report
        		     on Form 8-K reporting information under Items 5 and 7
        		     relating to the Registrant's stock repurchase program
        		     and quarterly cash dividend declaration.

		             On July 19, 1996, the Registrant filed a Current Report
        		     on Form 8-K reporting information under Items 5 & 7
        		     relating to the Registrant's completion of its common
        		     stock repurchase program.


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

                                   					Great American Bancorp, Inc.


Dated:       August 14, 1996            /s/  George R. Rouse
       ---------------------------      ----------------------------------
                                   					George R. Rouse
                                   					President and Chief Executive Officer



Dated:       August 14, 1996            /s/  Jane F. Adams
       ---------------------------      ----------------------------------
                                   					Jane F. Adams
                                   					Chief Financial Officer, Secretary
                                        and	Treasurer

	Exhibit 11.0

           	Statement Regarding Computation of Earnings Per Share For the Six Months Ended June 30, 1996 and 1995
                        			       (unaudited)


                                         						      1996             1995
                                         					  ---------        ---------
     Assuming no dilution:

        Net income (in thousands)               $     343              284
                                          						=========        =========
       	Weighted average number
           of shares:

       	   Average shares outstanding           1,869,957        1,888,530

       	   Average incremental shares
	             related to stock options              3,075               --
					                                          	---------        ---------
                                          						1,873,032        1,888,530
                                          						=========        =========
     Earnings per share assuming
        no dilution                             $    0.18        $    0.15
					                                          	=========        =========

     Assuming full dilution:

        Net income (in thousands)               $     343              284
                                          						=========        =========
        Weighted average number
	         of shares:

       	Average shares issued                   2,052,750        2,052,750

       	Average incremental shares
	          related to stock options                 3,075               --
						                                          ---------        ---------
                                          						2,055,825        2,052,750
                                          						=========        =========
      Earnings per share assuming
         full dilution                          $    0.17        $    0.14
					                                          	=========        =========