Form 10QSB
period 1996-09-30
GREAT AMERICAN BANCORP INC
filed 1996-11-14
CIK 943064

                                UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549

                                 FORM 10-QSB
(Mark One)
[ X ]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
          SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended            September 30, 1996
					                              ---------------------------------------

[   ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
          SECURITIES EXCHANGE ACT OF 1934

For the transition period from                  to
                              ------------------  ------------------------
Commission File Number:                       0-25808
                       ---------------------------------------------------

                          GREAT AMERICAN BANCORP, INC.
                          ----------------------------

            Delaware                                 52-1923366
--------------------------------------------------------------------------
   State or other jurisdiction of	             		   (I.R.S. Employer
   Incorporation or organization)	              Identification Number)

1311 S. Neil St., P.O. Box 1010, Champaign, IL            61824-1010
--------------------------------------------------------------------------
(Address of principal executive offices)			                  (Zip Code)

                            (217) 356-2265
--------------------------------------------------------------------------
             (Registrant's telephone number, including area code)

	Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                          (1) [ X ]  Yes 	[   ]  No
                          (2)	[ X ]  Yes	 [   ]  No

The Registrant had 1,852,606 shares of Common Stock issued and outstanding as of October 31, 1996. These shares include 118,080 shares held by the Registrant's Employee Stock Ownership Plan ("ESOP") and 70,031 shares held by the Registrant's 1995 Incentive Plan that have not been committed to be released to participants.

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

     Item 3.    Defaults Upon Senior Securities

     Item 4.    Submission of Matters to a Vote of Security Holders

     Item 5.    Other Information

     Item 6.    Exhibits and Reports on Form 8-K

SIGNATURE

                 Great American Bancorp, Inc. and Subsidiary
                         Consolidated Balance Sheets
                	As of September 30, 1996 and December 31, 1995
                          (unaudited, in thousands)

                                              Sep 30         Dec 31
                                                1996           1995
ASSETS                                      --------       --------
Cash                                     $     6,217          8,402
Cash equivalents                               7,984         16,635
                                            --------       --------
   Total cash and cash equivalents            14,201         25,037
                                            --------       --------
Securities:
   Held to maturity (estimated
    fair value $3,390 and $403)                3,397            400
   Available for sale                          5,845          5,859
Loans                                         91,386         77,676
   Allowance for loan losses                    (322)          (267)
                                            --------       --------
     Net loans                                91,064         77,409
                                            --------       --------
Federal Home Loan Bank stock                     454            483
Premises and equipment                         7,177          7,257
Investment in joint venture                       61            100
Income tax refunds receivable                    331             --
Accrued interest income:
   Loans                                         732            803
   Investments                                   150            100
Other assets                                     454            258
                                            --------       --------
      Total assets                       $   123,866        117,706
                                            ========       ========
LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES
   Deposits:
    Demand, NOW, and passbook
     savings deposits                    $    37,694         39,853
    Time deposits                             52,752         42,065
                                            --------       --------
      Total deposits                          90,446         81,918
   Accounts payable and
     accrued expenses                          1,617          1,012
   Deferred income taxes                          72            144
                                            --------       --------
      Total liabilities                       92,135         83,074
                                            --------       --------

                                                         (Continued)

               Great American Bancorp, Inc. and Subsidiary
                 Consolidated Balance Sheets (Continued)
	              As of September 30, 1996 and December 31, 1995
                        (unaudited, in thousands)



STOCKHOLDERS' EQUITY
Preferred stock, $.01 par value
   Authorized and unissued
      -- 1,000,000 shares                         --             --
Common stock, $.01 par value
   Authorized -- 7,000,000 shares
   Issued -- 2,052,750 shares
   Outstanding -- 1,758,403 shares
    in 1996; 1,912,112 in 1995                    21             21
Paid-in-capital                               19,424         19,381
Retained earnings                             16,013         16,719
                                            --------       --------
                                              35,458         36,121
                                            --------       --------
Less:
   Unrealized loss on securities
      available for sale,
      net of income tax effect                   (91)           (83)
   Unearned employee stock
     ownership plan shares                    (1,203)        (1,406)
   Unearned compensation -
      incentive plan                            (996)            --
   Treasury stock                             (1,437)            --
                                            --------       --------
                                              (3,727)        (1,489)
                                            --------       --------
Total stockholders' equity                    31,731         34,632
                                            --------       --------
Total liabilities and
 stockholders' equity                    $   123,866        117,706
                                            ========       ========

See notes to consolidated financial statements.

               Great American Bancorp, Inc. and Subsidiary
                      Consolidated Income Statements
          For the Nine Months Ended September 30, 1996 and 1995
               (unaudited, in thousands except share data)

                                                1996           1995
                                            --------       --------
Interest income:
   Loans
      Mortgage                           $     4,033          3,760
      Consumer and other loans                 1,313          1,222
   Securities and certificates
      of deposit                               1,065            923
                                            --------       --------
                                               6,411          5,905
                                            --------       --------
Interest expense:
   Deposits                                    2,330          2,210
   FHLB advances                                  --             39
   Other                                          22             21
                                            --------       --------
                                               2,352          2,270
                                            --------       --------
      Net interest income                      4,059          3,635
Provision for loan losses                        170             99
                                            --------       --------
      Net interest income
        after provision
        for loan losses                        3,889          3,536
                                            --------       --------
Noninterest income:
   Income from joint venture                      39             45
   Commissions                                    18             39
   Net gain on sale of loans                      23              8
   Net gain on mortgage servicing                 21             --
   Service charges - deposits                    296            293
   Other                                          51             32
                                            --------       --------
                                                 448            417
                                            --------       --------

                                                         (Continued)

               Great American Bancorp, Inc. and Subsidiary
                Consolidated Income Statements (Continued)
          For the Nine Months Ended September 30, 1996 and 1995
               (unaudited, in thousands except share data)


Noninterest expense:
   Compensation and employee benefits          1,811          1,659
   Occupancy expense                             512            522
   Data processing                               142            150
   Insurance of accounts                         751            174
   Professional fees                             155             59
   Other                                         556            503
                                            --------       --------
                                               3,927          3,067
                                            --------       --------
      Income before income taxes                 410            886
Income taxes                                     209            355
                                            --------       --------
        Net income                       $       201            531
                                            ========       ========
Earnings per share:
   Assuming no dilution
      Net income                         $      0.11           0.28
                                            ========       ========
      Weighted average number
        of shares                          1,836,786      1,893,155
                                            ========       ========
   Assuming full dilution:
      Net income                         $      0.10           0.26
                                            ========       ========
      Weighted average number
        of shares                          2,025,003      2,052,750
                                            ========       ========

See notes to consolidated financial statements

                Great American Bancorp, Inc. and Subsidiary
                      Consolidated Income Statements
             For the Quarter Ended September 30, 1996 and 1995
                (unaudited, in thousands except share data)

                                                1996           1995
                                            --------       --------
Interest income:
   Loans
      Mortgage                           $     1,480          1,252
      Consumer and other loans                   442            441
   Securities                                    296            434
                                            --------       --------
                                               2,218          2,127
                                            --------       --------
Interest expense:
   Deposits                                      827            736
   FHLB advances                                  --             --
   Other                                           8              7
                                            --------       --------
                                                 835            743
                                            --------       --------
      Net interest income                      1,383          1,384
Provision for loan losses                         60             33
                                            --------       --------
      Net interest income
        after provision
        for loan losses                        1,323          1,351
                                            --------       --------
Noninterest income:
   Income from joint venture                       8              4
   Commissions                                     6              5
   Net gain on sale of loans                      --              7
   Service charges - deposits                    111             93
   Other                                          23             12
                                            --------       --------
                                                 148            121
                                            --------       --------

                                                         (Continued)

                Great American Bancorp, Inc. and Subsidiary
                 Consolidated Income Statements (Continued)
             For the Quarter Ended September 30, 1996 and 1995
                (unaudited, in thousands except share data)


Noninterest expense:
   Compensation and employee benefits            602            570
   Occupancy expense                             176            177
   Data processing                                42             51
   Insurance of accounts                         633             59
   Professional fees                              40             22
   Other                                         171            174
                                            --------       --------
                                               1,664          1,053
                                            --------       --------
      Income before income taxes                (193)           419
   Income taxes                                  (51)           172
                                            --------       --------
      Net income                         $      (142)           247
                                            ========       ========
Earnings per share:
   Assuming no dilution
      Net income                         $     (0.08)          0.13
                                            ========       ========
      Weighted average number
        of shares                          1,765,082      1,902,254
                                            ========       ========
   Assuming full dilution:
      Net income                         $     (0.07)          0.12
                                            ========       ========
      Weighted average number
        of shares                          1,964,029      2,052,750
                                            ========       ========

See notes to consolidated financial statements.

                Great American Bancorp, Inc. and Subsidiary
                   Consolidated Statements of Cash Flows
           For the Nine Months Ended September 30, 1996 and 1995
                         (unaudited, in thousands)

                                                1996           1995
                                            --------       --------
Cash flows from operating activities:

   Net income                            $       201            531
   Adjustments to reconcile net
      income to net cash provided
      by operating activities:
         Amortization of deferred
          loan fees                              (14)           (16)
         Amortization of discount
          on securities, net                      (1)           (42)
         Employee stock ownership
          plan compensation expense              281            206
         Incentive plan expense                  153             --
         Provision for loan losses               170             99
         Provision for deferred taxes            (66)           (79)
         Net gain on sale of loans               (23)            (8)
         Federal Home Loan Bank stock
           dividend                               --             (6)
         Depreciation                            268            269
         Income from joint venture               (39)           (45)
         Change in assets and
          liabilities:
           (Increase) decrease in
             interest receivable                  21            (32)
           (Increase) decrease in
             income tax refunds
             receivable                         (331)          (114)
           (Increase) decrease in
             other assets                       (196)           (34)
           (Decrease) increase in
             accounts payable and
             accrued expenses                    426            144
                                            --------       --------
           Net cash provided by
             (used in) operating
             activities                          850            873
                                            --------       --------

                                                         (Continued)

                Great American Bancorp, Inc. and Subsidiary
             Consolidated Statements of Cash Flows (Continued)
          For the Nine Months Ended September 30, 1996 and 1995
                        (unaudited, in thousands)

Cash flows from investing activities:
   Loan originations, net of
    principal payments on loans              (16,623)        (1,803)
   Proceeds from sales of loans                2,835            749
   Purchase of securities held
    to maturity                               (2,996)        (1,373)
   Proceeds from matured securities
    held to maturity                              --          3,000
   Proceeds from matured certificates
    of deposit                                    --          2,000
   Distribution from joint venture                78             79
   Purchase of premises and equipment           (188)          (323)
   Purchase of FHLB stock                         --            (83)
   Proceeds from the sale of FHLB stock           29             --
                                            --------       --------
       Net cash provided by
         (used in) investing activities      (16,865)         2,246
                                            --------       --------
Cash flows from financing
   activities:
   Issuance of common stock, net of
    underwriting commissions and other
    expenses of $1,171                            --         17,713
   Purchase of stock for incentive plan       (1,185)            --
   Purchase of Treasury Stock                 (1,437)            --
   Dividends paid                               (727)            --
   Net increase (decrease) in
    demand deposits, NOW
    accounts and passbook
    savings accounts                          (2,159)        (3,891)
   Net increase (decrease) in
    time deposits                             10,687         (1,687)
   Repayment of FHLB advance                      --         (2,000)
                                            --------       --------
       Net cash provided by
         (used in) financing activities        5,179         10,135
                                            --------       --------
Net increase (decrease) in cash
 and cash equivalents                        (10,836)        13,254
Cash and cash equivalents,
 beginning of year                            25,037          9,067
                                            --------       --------
Cash and cash equivalents,
 end of period                           $    14,201         22,321
                                            ========       ========

                Great American Bancorp, Inc. and Subsidiary
            Consolidated Statements of Cash Flows (Continued)
          For the Nine Months Ended September 30, 1996 and 1995
                        (unaudited, in thousands)

Supplemental disclosures:

Cash paid for:

      Interest                           $     2,420          2,158
                                            ========       ========
      Income taxes, net of refunds       $       669            569
                                            ========       ========

Decrease (increase) in gross
   unrealized loss on
   securities available for sale         $       (14)           121
                                            ========       ========

Increase (decrease) in deferred
   income taxes attributable to
   the unrealized loss on
   securities available for sale         $         6            (46)
                                            ========       ========

See notes to consolidated financial statements.

                 Great American Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements

1.  Background Information

Great American Bancorp, Inc. (the "Company") was incorporated on February 23, 1995 and on June 30, 1995 acquired all of the outstanding shares of common stock of First Federal Savings Bank of Champaign-Urbana, (the "Bank") upon the Bank's conversion from a federally chartered mutual savings bank to a federally chartered stock savings bank. The Company purchased 100% of the outstanding capital stock of the Bank using 50% of the net proceeds from the Company's initial stock offering which was completed on June 30, 1995. The Company sold 2,052,750 shares of common stock in the initial offering at $10 per share. The Company began trading on the NASDAQ Stock Market on June 30, 1995 under the symbol "GTPS".

In November, 1995, the Company's Board of Directors voted to change the Company's fiscal year end from September 30 to December 31, beginning with December 31, 1995.

2.  Statement of Information Furnished

The accompanying unaudited consolidated financial statements have been prepared in accordance with Form 10-QSB instructions and Item 310(b) of Regulation S-B, and in the opinion of management contain all adjustments necessary to present fairly the financial position as of September 30, 1996 and December 31, 1995, the results of operations for the nine months ended September 30, 1996 and 1995, the results of operations for the three months ended September 30, 1996 and 1995, and the cash flows for the nine months ended September 30, 1996 and 1995. All adjustments to the financial statements were normal and recurring in nature. These results have been determined on the basis of generally accepted accounting principles. The results of operations for the nine months ended September 30, 1996 are not necessarily indicative of the results to be expected for the entire fiscal year.

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

PART I -- Item 2.

                        GREAT AMERICAN BANCORP, INC.
                    Management's Discussion and Analysis
                            or Plan of Operation

Great American Bancorp, Inc. (the "Company") is the holding company for First Federal Savings Bank of Champaign-Urbana (the "Bank"). The Bank operates a wholly owned subsidiary, Park Avenue Service Corporation ("PASC"). Prior to the quarter ended September 30, 1996, PASC engaged solely in the sale of fixed-rate, tax deferred annuities and real estate development ventures. In August, 1996, PASC began offering full service brokerage activities through Scout Brokerage Services, Inc., a subsidiary of United Missouri Bank.


Financial Condition

Total assets increased from $117,706,000 at December 31, 1995 to $123,866,000 at September 30, 1996, an increase of $6,160,000 or 5.2%. The increase was primarily attributable to an increase in securities held to maturity and net loans offset by a decrease in cash and cash equivalents. Securities held to maturity increased by $2,997,000, from $400,000 at December 31, 1995 to $3,397,000 at September 30, 1996. The securities purchased were all U.S. Treasury and callable Agency securities with maturities ranging from 18 months to three years. Net loans increased by $13,655,000, or 17.6%, from $77,409,000 at December 31, 1995 to $91,064,000 at September 30, 1996. The growth in loans occurred mainly in one-to four-family and multi-family residential loans, construction loans and commercial loans. One-to four-family residential loans increased from $41,179,000 at December 31, 1995 to $49,030,000 at September 30, 1996, an
increase of $7,851,000, or 19.1%. Multi-family loans increased from $4,194,000 at December 31, 1995 to $9,501,000 at September 30, 1996, an
increase of $5,307,000, or 126.5%. Construction loans increased from $594,000 at December 31, 1995 to $2,397,000 at September 30, 1996, an
increase of $1,803,000. Commercial loans increased $717,000, or 8.9% from $8,038,000 at December 31, 1995 to $8,755,000 at September 30, 1996.
Security purchases and loan growth were funded by an increase in deposits and a decline in short-term investments.

Total deposits increased from $81,918,000 at December 31, 1995 to $90,446,000 at September 30, 1996, an increase of $8,528,000, or 10.4%.
The increase in total deposits was primarily attributable to an increase in time deposits offset by a decline in demand deposits, NOW accounts, and passbook savings accounts. Time deposits increased by $10,687,000, or 25.4% from $42,065,000 at December 31, 1995 to $52,752,000 at September 30,
1996. The growth was mainly in certificates of deposit maturing in two years or less. Demand deposits, NOW accounts, and passbook savings accounts decreased by $2,159,000, or 5.4% from $39,853,000 at December 31, 1995 to $37,694,000 at September 30, 1996. The decrease was due to seasonal fluctutations and a shift in deposits to higher rate certificates of deposit.

Total stockholders' equity decreased $2,901,000 from $34,632,000 at December 31, 1995 to $31,731,000 at September 30, 1996, resulting in a reduction in book value per share from $18.11 at December 31, 1995 to $18.05 at September 30, 1996. The decrease is summarized as follows (in thousands):

     Stockholders' equity, December 31, 1995      $  34,632
     Net income                                         201
     Purchase of treasury stock                      (1,437)
     Dividends declared                                (906)
     Unearned compensation - incentive plan          (1,185)
     Incentive plan shares allocated                    153
     ESOP shares allocated                              281
     Increase in unrealized loss on securities
       available for sale, net of income
       tax effect                                        (8)
                                                     ------
     Stockholders' equity, September 30, 1996     $  31,731
                                                     ======

On October 23, 1996, the Company completed the repurchase of an additional 5% of the Company's common stock or 97,506 shares at an average price of $14.75 per share. The repurchased shares will be held as treasury shares to be used for general corporate purposes.


Results of Operations


Comparison of Nine Month Periods Ended September 30, 1996 and 1995

Net income was $201,000 for the nine months ended September 30, 1996, compared to $531,000 for the nine months ended September 30, 1995. This represents a $330,000, or 62.1% decrease. Primary earnings per share were $0.11 in 1996, compared to $0.28 in 1995. Fully diluted earnings per share were $0.10 in 1996, compared to $0.26 in 1995.

On September 30, 1996, legislation was enacted to recapitalize the Savings Associations Insurance Fund ("SAIF"). This legislation provided for a one-time special assessment on all SAIF insured deposits which the Federal Deposit Insurance Corporation has fixed at $.657 per $100 of deposits as of March 31, 1995. Therefore, on September 30, 1996, the Company recorded a special one-time charge of approximately $350,000, net of taxes, or about $0.19 per share assuming no dilution and $0.17 per share assuming full dilution. The legislation also included a provision to reduce the annual insurance assessments for certain thrift institutions beginning in 1997. Based on such a reduction and the current level of the Company's deposits and outstanding shares, the Company expects to realize annual deposit insurance assessment savings of approximately $90,000 or $0.05 per share, net of taxes. (See Recent Developments).

Excluding the effect of the special SAIF assessment, net income was $551,000 for the nine months ended September 30, 1996, compared to $531,000 for the nine months ended September 30, 1995, an increase of $20,000, or 3.8%. Primary earnings per share and fully diluted earnings per share were $0.30 and $0.27, respectively, excluding the special assessment.

Net income, excluding the special assessment, was higher in 1996 due to increases in net interest income and other income, offset by increases in the provision for loan losses and other expenses. Interest income was $6,411,000 for the nine months ended September 30, 1996 compared to $5,905,000 for the same period in 1995, an increase of $506,000, or 8.6%. Interest income on loans for the nine months ended September 30, 1996 was $5,346,000, $364,000, or 7.3%, greater than the $4,982,000 recorded for the same period in 1995. Interest income on securities and certificates of deposit for the nine months ended September 30, 1996 was $1,065,000, $142,000, or 15.4%, higher than the $923,000 experienced for the same period in 1995.

The increase in interest income on loans was due to the growth in loans in 1996. Average total loans for the nine months ended September 30, 1996 was $82,902,000 compared to $77,344,000 for the same period in 1995, an increase of $5,558,000, or 7.2%. The majority of this increase was in mortgage loans and consumer loans. Total mortgage loans averaged $64,457,000 for the nine months ended September 30, 1996 as compared to $59,894,000 for the nine months ended September 30, 1995. Average total consumer loans were $9,744,000 during the nine months ended September 30, 1996, an increase of $1,085,000, or 12.5%, over the $8,659,000 average balance during the same period in 1995. The growth in mortgage loans was primarily in one-to four-family and multi-family residential loans and was due to increased marketing efforts targeted toward these types of loans. The growth in consumer loans was due to the Company implementing several consumer loan promotions during the latter half of 1995 and in 1996.

The average yield on loans was 8.53% for the nine months ended September 30, 1996 compared to 8.52% for the nine months ended September 30, 1995. The yield on loans remained stable despite a general decline in market interest rates since mid-1995. The average prime rate, for example, was 8.87% during the nine months ended September 30, 1995, compared to 8.30% during the same period ended September 30, 1996.

The increase in interest income on securities and certificates of deposit was due mainly to an increase in short-term investments. The average balance of securities and certificates of deposit, which includes interest earning cash equivalents, was $26,073,000 for the nine months ended September 30, 1996, compared to $21,215,000 for the nine months ended September 30, 1995, an increase of $4,858,000, or 22.9%. The average yield on securities and certificates of deposit, however, declined from 5.77% for the nine months ended September 30, 1995 to 5.42% for the same period ended in 1996. Funding for the increase in short-term investments was generated from the Company's initial stock offering in connection with the conversion of the Bank.

Interest expense increased by $82,000, or 3.6% from $2,270,000 for the nine months ended September 30, 1995 to $2,352,000 for the same period ended in 1996. The increase was mainly due to interest expense on deposits which increased $120,000, or 5.4%, from $2,210,000 for the nine months ended September 30, 1995 to $2,330,000 for the same period ended in 1996. This increase was offset by a reduction in interest expense on FHLB advances from $39,000 for the nine months ended September 30, 1995 to zero for the same period ended in 1996. The increase in interest expense on deposits was primarily attributable to an overall shift in the mix of deposits from interest-bearing demand accounts to higher-rate certificates of deposit. Average interest-bearing demand accounts declined from $38,682,000 in the first nine months of 1995 to $35,840,000 during the same period ended in 1996, a decline of $2,842,000, or 7.4%. This decline was offset by an increase of $1,684,000, or 3.8%, in average certificates of deposit from $44,352,000 for the nine months ended September 30, 1995 to $46,036,000 for the same period ended in 1996.

Net interest income was $4,059,000 for the nine month period ended September 30, 1996, an increase of $424,000, or 11.7%, compared to $3,635,000 reported for the same period ended in 1995. Net interest income as a percent of average interest earning assets was 4.97% for the nine months ended September 30, 1996 versus 4.92% for the same period ended in 1995. The spread between the yield on interest earning assets and the rate on interest bearing liabilities was 4.11% and 4.40% for the nine months ended September 30, 1996 and 1995, respectively.

The provision for loan losses was $170,000 for the nine months ended September 30, 1996, compared to $99,000 for the same period in 1995. The higher provision for 1996 reflects management's decision to increase the allowance for loan losses as a result of an increase in non-performing loans and increased charge-off activity occurring in late 1995 and in 1996. Non-performing loans, which are loans past due 90 days or more and non accruing loans, totaled $167,000 at September 30, 1996, compared to $144,000 at September 30, 1995.

Non-performing loans at September 30, 1996 was comprised of five residential mortgage borrowers with balances totaling $43,000, three consumer borrowers with unsecured balances totaling $43,000, and two commercial borrowers with secured balances totaling $81,000. All of these loans are 90 days or more past due, with $59,000 of the total in non-accrual status at September 30, 1996. The past due residential mortgage loans were adequately secured at September 30, 1996. The Bank is working with the consumer borrowers to establish an acceptable repayment schedule. In the event the Bank is unable to workout an acceptable repayment schedule for these loans, the Bank may incur a charge-off of the balance of such loans and any accrued interest. The Bank is in the process of liquidating the collateral on one of the delinquent commercial loans, totaling $24,000, and may incur a loss on this loan in the event the proceeds from the sale of collateral are insufficient to cover the balance. The Bank is negotiating with the remaining past due commercial loan borrower to either proceed with the sale of collateral or work out a repayment schedule with the borrower and/or a third party guarantor. The balance of this loan is $57,000.

Loans charged-off in 1996 were comprised of consumer loans with eight different borrowers totaling $106,000 and one commercial borrower totaling $13,000. One borrower accounted for $87,000 of the total consumer loan charge-offs. Recoveries totaled $4,000, with net charge-offs totaling $115,000 at September 30, 1996. This compares to charge-offs in the first nine months of 1995 of $63,000, recoveries totaling $9,000, equaling net charge-offs of $54,000. The ratios of the Company's allowance for loan losses to total loans and allowance for loan losses to nonperforming loans were .35% and 192.8%, respectively, at September 30, 1996, as compared to
 .30% and 160.4%, respectively, at September 30, 1995.

Noninterest income totaled $448,000 for the nine months ended September 30, 1996, compared to $417,000 for the same period ended in 1995. The increase in noninterest income was primarily due to gains on the sale of mortgage loans and gains recorded on mortgage servicing rights, which were offset by decreases in commissions. During 1996, the Company sold $2,812,000 in one- to four-family mortgages, recording gains totaling $23,000 in response to declining interest rates at the beginning of 1996. During 1995, the Company sold $741,000 in one- to four-family mortgages with gains totaling $8,000. The recording of mortgage servicing rights was introduced in January, 1996 upon the adoption of Statement of Financial Accounting Standards No. 122 "Accounting for Mortgage Servicing Rights" ("SFAS No. 122"). SFAS No. 122 requires rights to service mortgage loans for others be recorded as an asset. The Company recorded a $21,000 gain on mortgage servicing rights in 1996 versus zero in 1995. Commissions decreased by $21,000, or 53.9% for the nine months ended September 30, 1996 as compared to the same period ended in 1995. This decrease was due to reduced sales of tax-deferred annuities as other long-term savings rates have become more attractive.

Excluding the special SAIF assessment, noninterest expense was $3,355,000 for the nine months ended September 30, 1996, compared to $3,067,000 recorded for the nine months ended September 30, 1995, an increase of $288,000, or 9.4%. Compensation and employee benefits expense was $152,000, or 9.2% higher in the first nine months ended September 30, 1996 as compared to the same period in 1995, due to compensation expense recorded for stock based benefit plans implemented in 1996. The increases in professional fees and other noninterest expense of $96,000 and $53,000, respectively, was due to higher franchise fees, accounting fees, and other professional fees including fees and other costs incurred in connection with the annual meeting of stockholders held on February 14, 1996.

Total income taxes decreased by $146,000, or 41.1% from $355,000 for the nine months ended September 30, 1995 to $209,000 for the same period ended in 1996. Prior to recording the special SAIF assessment, total income taxes for the nine months ended September 30, 1996 was $431,000, or $76,000 higher than the $355,000 recorded in 1995. The increase in income taxes was due to greater earnings along with an increase in nondeductible and deferred expenses, primarily expenses associated with the stock based benefit plans. The effective tax rates for the nine months ended September 30, 1996 and 1995, were 50.98% and 40.07%, respectively, after the special SAIF assessment. Prior to the special SAIF assessment, the effective tax rate for the nine months ended September 30, 1996 was 43.89%.


Results of Operations


Comparison of Three Month Periods Ended September 30, 1996 and 1995.

Because of the special one-time assessment, the Company recorded a loss of $142,000 for the quarter ended September 30, 1996. Excluding the effect of the special assessment, third quarter net income was $208,000 versus $247,000 for the quarter ended September 30, 1995, a decline of $39,000, or 15.8%. Primary and fully diluted earnings per share, prior to the special assessment, were $0.12 and $0.11, respectively, for the quarter ended September 30, 1996, compared to $0.13 and $0.12, respectively, for the quarter ended September 30, 1995. The decrease in net income was primarily due to increases in the provision for loan losses and noninterest expenses.

Interest income increased by $91,000, or 4.3%, from $2,127,000 for the quarter ended September 30, 1995 to $2,218,000 for the quarter ended September 30, 1996. Interest income on loans was $229,000, or 13.5%, greater for the quarter ended September 30 1996 as compared to the same quarter in 1995. Interest income on securities, however, was $138,000, or 31.8% lower, in the three months ended September 30, 1996, when compared to the same period in 1995.

Interest income on loans was higher in 1996 due to an increase in average total loans. Average total loans for the quarter ended September 30, 1996 were $89,262,000 compared to $77,842,000 for the quarter ended September 30, 1995, an increase of $11,420,000, or 14.7%. One-to four-family and multi-family residential mortgage loans experienced the largest amount of growth during the three months ended September 30, 1996. The average yield on loans, however, declined from 8.64% for the quarter ended September 30, 1995 to 8.53% for the quarter ended September 30, 1996.

Interest income from securities was lower in 1996 due to lower average balances. The average balance of securities, which includes interest earning cash equivalents, decreased by $8,512,000, or 28.5%, from $29,842,000 for the quarter ended September 30, 1995 to $21,330,000 for the quarter ended September 30, 1996. This decline was primarily in short-term investments and was due to funding loan growth, dividends to shareholders, and the repurchase of common stock. The average yield on securities declined from 5.63% for the quarter ended September 30, 1995 to 5.46% for the quarter ended September 30, 1996, due to the decline in short-term interest rates during the latter part of 1995 and in 1996.

Interest expense increased by $92,000, or 12.4%, from $743,000 for the quarter ended September 30, 1995 to $835,000 for the quarter ended September 30, 1996, primarily interest expense on deposits.

Net interest income was $1,383,000 for the third quarter of 1996 compared to $1,384,000 for the quarter ended September 30, 1995. Net interest income as a percent of average interest earning assets was 4.97% for the quarter ended September 30, 1996 versus 5.07% for the quarter ended September 30, 1995. The spread between the yield on interest earning assets and the rate on interest bearing liabilities was 4.17% for both quarters.

The provision for loan losses was $60,000 for the quarter ended September 30, 1996, compared to $33,000 for the same quarter in 1995.

Noninterest income was $148,000 for the third quarter of 1996 compared to $121,000 for the quarter ended September 30, 1995, an increase of $27,000, or 22.3%. The increase was mainly in service charges on deposits and other noninterest income. Service charges on deposits increased $18,000, from $93,000 for the quarter ended September 30, 1995 to $111,000 for the quarter ended September 30, 1996 due mainly to increased overdraft fees. The Bank implemented a new fee structure for overdraft fees in the third quarter of 1996. Other noninterest income was $23,000 for the quarter ended September 30, 1996 compared to $12,000 for the quarter ended September 30, 1995, due to increased fees from the sale of credit life insurance, safe deposit box rentals and other miscellaneous fees.

Noninterest expense, excluding the SAIF special assessment, was $1,092,000 for the third quarter of 1996 versus $1,053,000 for the comparable quarter in 1995, an increase of $39,000, or 3.7%. The higher expense in 1996 was mainly due to increases in compensation and employee benefits expense and professional fees which increased $32,000 and $18,000, respectively. Compensation and employee benefits increased in 1996 due to the addition of a stock based incentive plan introduced in February, 1996. The increase in professional fees was due to increased attorneys fees, auditing expense and other professional fees in 1996 as compared to 1995.

Prior to recording the SAIF special assessment, total income taxes for the quarter ended September 30, 1996 was $171,000, compared to $172,000 reported for the quarter ended September 30, 1995. The effective tax rates for the three months ended September 30, 1996 and 1995, prior to recording the special assessment, were 45.1% and 41.1%, respectively.


Liquidity and Capital Resources

The Bank's primary sources of funds are deposits and principal and interest payments on loans. While maturities and scheduled amortization of loans are predictable sources of funds, deposit flows and mortgage prepayments are greatly influenced by general interest rates, economic conditions, and competition. The Company's initial stock offering, which was completed on June 30, 1995, contributed substantially to the Company's overall liquidity levels. The Office of Thrift Supervision ("OTS"), the Company's and the Bank's primary regulator, requires the Bank to maintain minimum levels of liquid assets. Currently, the required ratio is 5%. The Bank's liquidity ratios were 14.1% and 19.5% at September 30, 1996 and December 31, 1995, respectively, well above the required minimum.

A review of the Consolidated Statements of Cash Flows included in the accompanying financial statements shows that the Company's cash and cash equivalents ("cash") decreased $10,836,000 for the nine months ended September 30, 1996, compared to an increase of $13,254,000 for the nine months ended September 30, 1995. During the nine months ended September 30, 1996, cash was primarily provided from the proceeds from the sale of loans and an increase in time deposits. During 1996, cash was primarily used to fund loan originations, purchase securities held to maturity, purchase the Company's common stock for an employee incentive plan, purchase treasury stock, and to pay dividends. Cash was also used during this period to fund a decrease in demand deposits, NOW accounts, and passbook savings accounts. During the nine months ended September 30, 1995, cash was primarily provided from proceeds from matured certificates of deposit and matured securities held to maturity, and the issuance of common stock in connection with the conversion of the Bank as of June 30, 1995. During 1995, cash was primarily used to fund a decrease in demand deposits, NOW accounts, passbook savings accounts, and time deposits, and for the repayment of FHLB advances. During this period, cash was also used to fund loan originations and purchase securities held to maturity.

The Bank's primary investment activities during the nine months ended September 30, 1996 was the origination of loans, and the purchase of securities held to maturity. During the nine months ended September 30, 1996 and September 30, 1995, the Bank originated mortgage loans in the amounts of $28,386,000 and $9,733,000, respectively, commercial loans in the amounts of $11,553,000 and $10,231,000, respectively, and consumer loans in the amounts of $10,040,000 and $9,749,000, respectively. The increase in new mortgage loan volume in 1996 of $18,653,000, or 191.7%, was mainly due to intensified marketing efforts and more competive pricing.
The increase in new commercial loan volume in 1996 of $1,322,000, or 12.9%, was primarily due to an intensified officer calling program.

As of September 30, 1996, the Bank had outstanding commitments (including undisbursed loan proceeds) of $1,308,000. The Bank anticipates it will have sufficient funds available to meet its current loan origination commitments. Certificates of deposit which are scheduled to mature in one year or less from September 30, 1996 totaled $35,642,000. Management believes a significant portion of such deposits will remain with the Bank.

The OTS capital regulations require savings institutions to meet three capital standards: a 1.5% tangible capital standard; a 3% leverage (core capital) ratio and an 8% risk-based capital standard. The core capital requirement is effectively 4%, since OTS regulations stipulate that, effective December 19, 1992, an institution with less than 4% core capital will be deemed to be "undercapitalized." As of September 30, 1996, the Bank's capital percentages for tangible capital of 21.27%, core capital of 21.27%, and risk-based capital of 35.40% significantly exceed the regulatory requirement for each category.

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

Recent Developments

On September 30, 1996, the President signed into law the Deposit Insurance Act of 1996 (the "Funds Act") which, among other things, imposed the special one-time assessment on SAIF member institutions, including the Bank, to recapitalize the SAIF. As required by the Funds Act, the FDIC imposed a special assessment of 65.7 basis points on SAIF assessable deposits held as of March 31, 1995, payable November 27, 1996. The special assessment was recognized as an expense in the third quarter of 1996 and is tax deductible.

The Funds Act also spreads the obligations for payment of the Financing Corporation ("FICO") bonds across all SAIF and BIF members. Beginning on January 1, 1997, BIF deposits will be assessed for FICO payments at a rate of 20% of the rate assessed on SAIF deposits. Based on current estimates by the FDIC, BIF deposits will be assessed a FICO payment of 1.3 basis points, while SAIF deposits will pay an estimated 6.5 basis points on the FICO bonds. Full pro rata sharing of the FICO payments between BIF and SAIF members will occur on the earlier of January 1, 2000 or the date the BIF and SAIF are merged. The Funds Act specifies that the BIF and SAIF will be merged on January 1, 1999 provided no savings associations remain as of that time.

As a result of the Funds Act, the FDIC recently proposed to lower SAIF assessments to 0 to 27 basis points effective January 1, 1997, a range comparable to that of BIF members. However, SAIF members will continue to make the higher FICO payments described above. Management cannot predict the level of FDIC insurance assessments on an on-going basis, whether the savings association charter will be eliminated, or whether the BIF and SAIF will eventually be merged.


PART II -- OTHER INFORMATION

     Item 1.   Legal Proceedings

                 Neither the Company or the Bank is currently involved in any legal proceedings which are considered material to the financial condition of the Company or Bank.


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

                 a.     Exhibits

                    3.1 Certificate of Incorporation of Great American Bancorp, Inc.*

                    3.2  By-laws of Great American Bancorp, Inc.*

                   11.0  Computation of earnings per share (filed herewith)

                   27.0  Financial Data Schedule

                 b.     Report on Form 8-K

                         On September 17, 1996, the Registrant filed a Current Report on Form 8-K reporting information under Items 5 & 7 relating to the Registrant's stock repurchase program.

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

                                        		Great American Bancorp, Inc.




Dated:       November 14, 1996   	              /s/  George R. Rouse
      --------------------------------            -----------------------
                                                  George R. Rouse
                                                  President and Chief
                                                     Executive Officer



Dated:       November 14, 1996                    /s/  Jane F. Adams
      --------------------------------            -----------------------
                                                  Jane F. Adams
                                                  Chief Financial Officer,
                                                    Secretary and	Treasurer

                              Exhibit 11.0

           Statement Regarding Computation of Earnings Per Share
           For the Nine Months Ended September 30, 1996 and 1995
                               (unaudited)


                                                1996           1995
                                           ---------      ---------
Assuming no dilution:

  Net income (in thousands)              $       201            531
                                           =========      =========
  Weighted average number
    of shares:

      Average shares outstanding           1,836,439      1,893,155

      Average incremental shares
        related to stock options                 347             --
                                           ---------      ---------
                                           1,836,786      1,893,155
                                           =========      =========

      Earnings per share assuming
        no dilution                      $      0.11           0.28
                                           =========      =========

Assuming full dilution:

  Net income (in thousands)              $       201            531
                                           =========      =========
  Weighted average number
    of shares:

      Average shares issued                2,052,750      2,052,750

      Average incremental shares
        related to stock options                 347             --

      Average treasury shares                (28,094)            --
                                           ---------      ---------
                                           2,025,003      2,052,750
                                           =========      =========
      Earnings per share assuming
        full dilution                    $      0.10           0.26
                                           =========      =========