Form 10KSB
period 1996-12-31
GREAT AMERICAN BANCORP INC
filed 1997-03-28
CIK 943064

U.S. Securities and Exchange Commission
                     Washington, D.C. 20549

                           FORM 10KSB

         ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE
                SECURITIES EXCHANGE ACT OF 1934

         For the Fifteen Months ended December 31, 1996
                                       -----------------

                Commission file number 000-25808
                                       ----------

                  GREAT AMERICAN BANCORP, INC.
                  ----------------------------
         (Name of small business issuer in its charter)

          Delaware                              52-1923366
-------------------------------            -------------------
(State or other jurisdiction of             (I.R.S. Employer
 incorporation or organization)            Identification No.)

1311 S. Neil St., P.O. Box 1010, Champaign, Illinois   61824-1010
----------------------------------------------------   ----------
(Address of principal executive offices)               (Zip Code)

Registrant's telephone number, including area code (217) 356-2265
                                                    -------------

           Securities registered under Section 12(b)
                  of the Exchange Act:   None
                                        --------
           Securities registered under Section 12(g)
                      of the Exchange Act:

            Common Stock: par value $0.01 per share
            ---------------------------------------
                        (Title of class)

   Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

   Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation SB contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements

<PAGE 1>

incorporated by reference in Part III of this Form 10-KSB or any
amendment to this Form 10-KSB.   [X]

   State issuer's revenues for its most recent fiscal year.

                           $11,448,000
                           -----------

   The aggregate market value of the voting stock held by non-affiliates of the Registrant at February 28, 1997 was $22,833,000. For purposes of this determination only, directors and executive officers of the Registrant have been presumed to be affiliates. The market value is based upon $15.88 per share, the last sales price as quoted on The Nasdaq Stock Market for February 28, 1997.

   The Registrant had 1,759,976 shares of Common Stock outstanding, for ownership purposes, at February 28, 1997 including 160,138 shares held by the Registrant's Employee Stock Ownership Plan ("ESOP") and 66,004 shares held by the 1995 Great American Bancorp Incentive Plan ("Incentive Plan") and excluding 292,774 shares held as treasury stock. The Registrant had 1,586,026 shares of Common Stock outstanding at February 28, 1997, which doesn't include 109,288 shares held by the ESOP and 64,662 shares held by the Incentive Plan that have not been committed to be released to participants and excludes the 292,774 shares held as treasury stock.

Transitional Small Business Disclosure Format: Yes [ ] No [X]

The Exhibit Index is located at page 59.

              DOCUMENTS INCORPORATED BY REFERENCE

   Portions of the Annual Report to Stockholders for the fifteen months ended December 31, 1996 are incorporated by reference into
Part II of this Form 10-KSB. Portions of the Proxy Statement for the 1997 Annual Meeting of Stockholders are incorporated by reference into Part III of this Form 10-KSB.

<PAGE 2>

                                INDEX


PART I
                                                                          PAGE

Item 1.  Description of Business . . . . . . . . . . . . . . . . . . .       4

Item 2.  Description of Property . . . . . . . . . . . . . . . . . . .      54

Item 3.  Legal Proceedings . . . . . . . . . . . . . . . . . . . . . .      56

Item 4.  Submission of Matters to a
          Vote of Security Holders . . . . . . . . . . . . . . . . . .      56

PART II

Item 5.  Market for Common Equity and
          Related Stockholder Matters. . . . . . . . . . . . . . . . .      56

Item 6.  Management's Discussion
          and Analysis or Plan of Operation. . . . . . . . . . . . . .      56

Item 7.  Financial Statements. . . . . . . . . . . . . . . . . . . . .      57

Item 8.  Changes In and Disagreements With Accountants
          on Accounting and Financial Disclosure . . . . . . . . . . .      57

PART III

Item 9.  Directors, Executive Officers, Promoters and
          Control Persons; Compliance with Section
          16(a) of the Exchange Act. . . . . . . . . . . . . . . . . .      57

Item 10. Executive Compensation. . . . . . . . . . . . . . . . . . . .      57

Item 11. Security Ownership of Certain Beneficial
          Owners and Management. . . . . . . . . . . . . . . . . . . .      57

Item 12. Certain Relationships and Related Transactions. . . . . . . .      58

Item 13. Exhibits and Reports on Form 8-K. . . . . . . . . . . . . . .      58

SIGNATURES

<PAGE 3>
                                 PART I


Item 1.        Description of Business.

General

   Great American Bancorp, Inc. (the "Company") was incorporated on February 23, 1995 and on June 30, 1995 acquired all of the outstanding shares of common stock of First Federal Savings Bank of Champaign-Urbana, Illinois, (the "Bank") upon the Bank's conversion from a federally chartered mutual savings bank to a federally chartered stock savings bank (the "Conversion"). The Company purchased 100% of the outstanding capital stock of the Bank using 50% of the net proceeds from the Company's initial stock offering which was completed on June 30, 1995. The Company sold 2,052,750 shares of common stock in the initial offering at $10 per share, including 164,220 shares purchased by the Bank's Employee Stock Ownership Plan ("ESOP"). The ESOP shares were acquired by the Bank with proceeds from a Company loan totaling $1,642,200. The net proceeds of the offering totaled $19,355,500: $20,527,500 less $1,172,000 in underwriting commissions and other expenses. The Company began trading on The Nasdaq Stock Market on June 30, 1995 under the symbol "GTPS".

   In November 1995, the Company and the Bank each changed their fiscal year end from September 30 to December 31, and accordingly, the three months ended December 31, 1995 are included in the audit of the fiscal year ending December 31, 1996.

   The Company's assets at December 31, 1996 consist primarily of the investment in the Bank of $25.1 million, a multifamily real estate loan of $2.4 million and short-term marketable securities of $715,000. Currently, the Company does not transact any material business other than through its subsidiary, the Bank.

Business of the Bank

   The Bank was originally chartered in 1908 and became a federally chartered mutual savings institution in 1938. Prior to changing its name to First Federal Savings Bank of Champaign-Urbana in January, 1995, the Bank operated as First Federal Savings and Loan Association of Champaign. The Bank's primary market area consists of Champaign County, Illinois, which includes the cities of Champaign and Urbana. The economy in the Bank's primary market area is predominantly related to the University of Illinois, medical and health care related businesses, a major food processing operation and agriculture. The Bank maintains three offices, two in Champaign and one in

<PAGE  4>

Urbana, and provides a full range of retail banking services at each office, with emphasis on one- to four-family residential mortgage loans and consumer and commercial loans. At December 31, 1996, the Bank had total assets, liabilities and stockholders' equity of approximately $129.1 million, $104.0 million, and $25.1 million, respectively.

   The Bank's principal business consists of the acceptance of retail deposits from the residents and small businesses surrounding its branch offices and the investment of those deposits, together with funds generated from operations, primarily in one- to four-family residential mortgage loans. The Bank also invests in multifamily mortgage loans, commercial real estate loans, construction loans, land development loans and commercial and consumer loans. The Bank, from time to time, originates loans for sale during certain designated periods and, to a lesser extent, may sell loans from its portfolio. The Bank retains virtually all the servicing rights of loans sold. At December 31, 1996, the Bank's gross loan portfolio totaled $89.4 million or 69.2% of total assets. In addition to its lending activities, the Bank also invests in Federal Home Loan Bank ("FHLB") term deposits, U.S. Treasury and Agency securities, local municipal securities, and securities issued by mutual funds that primarily invest in adjustable rate mortgage-backed securities. At December 31, 1996, the Bank's investment in FHLB term deposits was $2.0 million and the Bank's securities portfolio totaled $3.4 million. The securities portfolio was all classified as held to maturity. The Bank sold its investments in available for sale mortgage-backed securities, which totaled $5.9 million in November, 1996. The Bank also had $10.0 million invested in overnight marketable securities and $9.3 million invested in interest-bearing demand deposits at December 31, 1996. The majority of overnight securities and interest-bearing demand deposits originated from the approximate $9.68 million the Bank received from the holding company as part of the Conversion and from the growth in deposits exceeding loan growth during 1996.

   The Bank's revenues are derived principally from interest on its mortgage, consumer and commercial loans, and, to a lesser extent, interest and dividends on its securities. The Bank's primary sources of funds are deposits, principal and interest payments and principal prepayments on loans, and to a lesser extent, proceeds from the sale of loans. Through its wholly-owned service corporation, Park Avenue Service Corporation ("PASC"), the Bank engages in brokerage services through a third party broker-dealer, Scout Brokerage Services, Inc. and also sells fixed rate tax deferred annuities to the Bank's customers and members of the public. PASC is also a partner in a real estate development venture.

<PAGE 5>

Lending Activities

   General. Historically, the principal lending activity of the Bank has been the origination of long-term fixed-rate mortgage loans for the purpose of constructing, financing or refinancing one- to four-family residential properties. In recent years, the Bank has also emphasized the origination of balloon, adjustable-rate, and short-term fixed-rate mortgage loans, and has also increased the origination of consumer loans, commercial and commercial real estate loans.

   Prior to 1996, the Company had not originated any loans.
During 1996, the Company originated one multifamily real estate loan totaling $2.4 million.

   Loan Portfolio Composition. The following table sets forth the composition of the consolidated loan portfolio in dollar amounts and in percentages of the respective portfolios at the dates indicated:

<PAGE 6>

                                                   Amount of Loans Outstanding at
                                      -----------------------------------------------------
                                      December  September  September  September   September
                                      31, 1996   30, 1995   30, 1994   30, 1993    30, 1992
                                      --------  ---------  ---------  ---------   ---------
                                                         (in thousands)
Real estate:
 One- to four-family residential      $ 51,710   $ 41,724   $ 38,362   $ 38,796    $ 29,417
 Multifamily residential                 9,446      5,736      4,580      5,379       9,417
 Commercial                              9,363     11,261     11,312     12,798      14,117
 Construction                            2,799        447      2,948        278         482
 Land                                      495        275        722        800       1,400
Commercial business                      9,861     10,491      9,909      9,930      10,517
Consumer                                10,667     10,112      7,200      6,002       6,016
                                       -------    -------    -------    -------     -------
 Total loans                            94,341     80,046     75,033     73,983      71,366

Less:
 Undisbursed loan funds                 (2,447)    (2,324)    (2,136)    (1,599)     (2,693)
 Deferred loan fees, net                   (77)       (79)       (99)      (127)       (183)
 Allowance for loan losses                (374)      (231)      (217)      (224)       (190)
                                       -------    -------    -------    -------     -------
 Total loans, net                     $ 91,443   $ 77,412   $ 72,581   $ 72,033    $ 68,300
                                       =======    =======    =======    =======     =======

                                                 Percentage of Loans Outstanding at
                                   ----------------------------------------------------------
                                      December  September  September  September    September
                                      31, 1996   30, 1995   30, 1994   30, 1993    30, 1992
                                      --------  ---------  ---------  ---------   ---------
Real estate:
 One- to four-family                     54.81%     52.13%     51.13%     52.44%      41.22%
 Multifamily                             10.01       7.17       6.10       7.27       13.20
 Commercial                               9.92      14.06      15.07      17.30       19.78
 Construction                             2.97        .56       3.93        .38         .67
 Land                                      .53        .34        .96       1.08        1.96
Commercial business                      10.45      13.11      13.21      13.42       14.74
Consumer                                 11.31      12.63       9.60       8.11        8.43
                                       -------    -------    -------    -------     -------
 Total loans                            100.00%    100.00%    100.00%    100.00%     100.00%
                                       =======    =======    =======    =======     =======

<PAGE 7>

   There were no loans held for sale at December 31, 1996. At that same date, 42.1% of total mortgage loans had adjustable interest rates, excluding consumer loans secured by second mortgages on real property.

   The types of loans that the Company and Bank may originate are subject to federal and state law and regulations. Interest rates charged on loans are affected by the demand for such loans and the supply of money available for lending purposes and the rates offered by competitors. These factors are, in turn, affected by, among other things, economic conditions, monetary policies of the federal government, including the Federal Reserve Board and legislative tax policies.

Loan Maturity

   The following table shows the maturity of consolidated loans at December 31, 1996, and includes principal repayments. Principal repayments totaled $46.4 million, $31.8 million and $39.2 million for the fifteen months ended December 31, 1996, and the years ended 1995 and 1994, respectively. At December 31, 1996, all loans were classified as held for investment. While future loan prepayment activity cannot be projected, management anticipates that in periods of stable interest rates, prepayment activity would be lower than prepayment activity experienced in periods of declining interest rates. In general, the Bank originates adjustable and fixed-rate one- to four-family loans with maturities from 15 to 30 years, one-to-four family loans with balloon features which mature from 5 to 7 years, multifamily loans with maturities from 10 to 20 years, adjustable-rate commercial real estate loans with maturities of 20 to 25 years, commercial loans with maturities of 90 days to one year, and consumer loans with maturities of 1 to 5 years.

<PAGE 8>

                                                      December 31, 1996 (in thousands)
                                     ------------------------------------------------------------------------------------------
                                      One- to                                                                       Total
                                       Four-    Multi   Real Estate                                                 Loans
                                      Family    Family   Commercial  Construction  Land  Commercial   Consumer    Receivable
                                     ------------------------------------------------------------------------------------------
     Amounts due:
      One year or less               $  2,495      289       483           2,799     474      7,278      5,092       18,910

     After one year:
      More than one year to
        three years                     6,295      820     1,574              --      21      1,548      3,301       13,559
      More than three years
        to five years                   6,199      657     2,063              --      --        674      2,136       11,729
      More than five years
        to 10 years                    10,860    1,933     2,352              --      --        223         85       15,453
      More than 10 years
        to 20 years                    16,161    4,555     2,734              --      --        138         31       23,619
      More than 20 years                9,700    1,192       157              --      --         --         22       11,071
                                     -----------------------------------------------------------------------------------------
      Total due after December 31,
      1996                             49,215    9,157     8,880              --      21      2,583      5,575       75,431
                                     -----------------------------------------------------------------------------------------
      Total amount due                 51,710    9,446     9,363           2,799     495      9,861     10,667       94,341

      Less:
         Undisbursed loan funds           (13)      --        --            (764)     --     (1,670)       --        (2,447)
         Deferred Loan fees, net          (77)      --        --              --      --         --        --           (77)
         Allowance for loan losses        (61)     (11)      (11)             (3)     (1)      (141)      (146)        (374)
                                     -----------------------------------------------------------------------------------------
      Total loans, net               $ 51,559    9,435     9,352           2,032     494      8,050     10,521       91,443
                                     =========================================================================================

<PAGE 9>

   The following table sets forth, at December 31, 1996, the dollar amount of gross loans receivable, contractually due after December 31, 1997, and whether such loans have fixed interest rates or adjustable interest rates.

                                        Due After December 31, 1996
                                    ----------------------------------
                                       Fixed     Adjustable      Total
                                    ----------------------------------
                                               (in thousands)

Real estate:
  One- to four-family residential   $ 35,649      $ 13,566    $ 49,215
  Multifamily residential                636         8,521       9,157
  Commercial real estate                 676         8,204       8,880
  Construction                            --            --          --
  Land                                    21            --          21
Commercial business                    2,583            --       2,583
Consumer                               5,575            --       5,575
                                    ----------------------------------
    Total loans                     $ 45,140      $ 30,291    $ 75,431
                                    ==================================

   Origination, Purchase, Sale and Servicing of Loans.   The
Bank's lending activities are conducted primarily through its home office and two branch offices. The Bank, from time to time, also sells mortgage loans that it originates during certain designated periods and sells loans from its portfolio and purchases participations in mortgage loans originated by other institutions. The Bank has sold one- to four-family mortgage loans during periods in which management believes market interest rates are not conducive to the Bank holding such loans in its portfolio. Additionally, the Bank may sell loans from its portfolio to, among other things, fund its commitments for loan sales when circumstances result in the Bank's inability to close loans which have been committed for sale. Historically, the substantial majority of loans sold by the Company have been sold to the Federal Home Loan Mortgage Corporation ("FHLMC"). The determination to purchase participations in specific loans or pools of loans is based upon criteria substantially similar to the Bank's underwriting policies which consider the financial condition of the borrower, the location of the underlying property and the appraised value of the property, among other factors.

   The Bank recognizes, at the time of sale, the cash gain or loss on the sale of the loans based on the difference between the net cash proceeds received and the carrying value of the loans sold. Mortgage servicing rights on loans sold are capitalized by allocating the total cost of the mortgage loans between the mortgage servicing rights and the loans based on their relative fair values. Capitalized servicing rights are amortized in

<PAGE 10>

proportion to and over the period of estimated servicing revenues.

   The following table sets forth consolidated loan originations, purchases, sales and principal repayments information for the periods indicated.

                              Fifteen         Year             Year
                           Months Ended       Ended            Ended
                           December 31,    September 30,    September 30,
                          ------------------------------------------------
                                 1996           1995            1994
                          ------------------------------------------------
                                          (in thousands)

Gross Loans (1)
Beginning balance            $ 77,643       $ 72,798        $ 72,257
 Loans originated:
  One- to four-family          21,819          8,149          14,375
  Multifamily                   4,426            180             650
  Commercial real estate        4,288          3,517           2,354
  Construction                  4,374          1,125           3,268
  Land                            845          1,332           1,003
  Commercial business          15,082         12,396          15,109
  Consumer                     15,683         12,981          10,500
                            ----------------------------------------------
   Total loans originated      66,517         39,680          47,259
                            ----------------------------------------------
   Total                      144,160        112,478         119,516

Less:
  Transfer to real
     estate owned                  --             --              --
  Principal repayments        (46,400)       (31,770)        (39,220)
  Sales of loans              ( 3,496)       (   741)        ( 5,362)
  Loans in process            ( 2,447)       ( 2,324)        ( 2,136)
                            ----------------------------------------------
Total gross loans held
  for investment             $ 91,817       $ 77,643        $ 72,798
                            ==============================================

    (1) Gross loans include loans receivable, net of loan origination fees, deferred loan fees, and unamortized premiums and discounts.

   One- to Four-Family Mortgage Lending. The Bank offers both fixed rate and adjustable rate mortgage loans secured by one-to-four-family residences, primarily owner-occupied, located in the Bank's primary market area, with maturities up to thirty years. Substantially all of such loans are secured by property located in Champaign County, Illinois. Loan originations are generally obtained from existing or past customers and members of the local community.

<PAGE 11>

   At December 31, 1996, total consolidated gross loans outstanding were $91.8 million, of which $51.6 million or 56.2% were one- to four-family residential mortgage loans. Of the one- to four-family residential mortgage loans outstanding at that date, 73.1% were fixed-rate loans, and 26.9% were adjustable-rate mortgage loans. The interest rate for the majority of the Bank's adjustable-rate mortgage loans adjusts periodically based upon a spread above the one year U.S. Treasury index. The Bank currently offers a number of adjustable-rate mortgage loan programs with interest rates which adjust annually, either from the outset of the loan or after a 3, 5 or 7-year initial period in which the loan has a fixed rate. Such interest rate adjustments are limited to a 2% annual adjustment cap and a 6% life-of-the-loan cap. The Bank also offers mortgage loans with balloon features. In general, these loans may be rolled over on the balloon date if the customer completes a new loan application and meets all of the underwriting criteria required of new customers. The Bank currently has no mortgage loans that are subject to negative amortization but may consider introducing such loans in the future. Negative amortization involves a greater risk to the Bank because during a period of high interest rates the loan principal may increase above the amount originally advanced.

   The origination of adjustable-rate residential mortgage loans, as opposed to fixed-rate residential mortgage loans, helps reduce the Bank's exposure to increases in interest rates. However, adjustable-rate loans generally pose credit risks not inherent in fixed-rate loans, primarily because as interest rates rise, the underlying payments of the borrower rise, thereby increasing the potential for default. At the same time, the marketability of the underlying property may be adversely affected. Periodic and lifetime caps on adjustable-rate mortgage loans help to reduce these risks but also limit the interest rate sensitivity of such loans.

   The Bank's policy is to originate one- to four-family residential mortgage loans in amounts up to 80% of the lower of the appraised value or the selling price of the property securing the loan and up to 95% of the appraised value or selling price if private mortgage insurance is obtained. Mortgage loans originated by the Bank generally include due-on-sale clauses which provide the Bank with the contractual right to deem the loan immediately due and payable in the event the borrower transfers ownership of the property without the Bank's consent. Due-on-sale clauses are an important means of adjusting the rates on the Bank's fixed-rate mortgage loan portfolio and the Bank has generally exercised its rights under these clauses.

Multifamily Lending. The Bank originates fixed- and adjustable-rate multifamily mortgage loans generally secured by

<PAGE 12>

multiple unit apartment and university housing buildings located in the Bank's primary market area. In 1996, the Company originated one multifamily loan totaling $2.4 million which is secured by a multiple unit apartment building. The Company originated this loan because had the Bank originated the loan, the Bank would have exceeded its regulatory limit for loans-to-one-borrower. At December 31, 1996, the consolidated multifamily loan portfolio was $9.4 million, or 10.2% of total gross loans. In reaching its decision on whether to make a multifamily loan, management considers the qualifications of the borrower as well as the underlying property. The factors considered include: the net operating income of the mortgaged premises before debt service and depreciation; the debt service ratio (the ratio of net earnings to debt service); and the ratio of loan amount to appraised value. Pursuant to the Company's and the Bank's underwriting policies, an adjustable-rate multifamily mortgage loan may only be made in an amount up to 80% of the appraised value of the underlying property. In addition, the Company and the Bank generally require a debt service ratio of 1.2% to 1.5% and the personal guarantee of the borrower. Properties securing a loan are appraised by an independent appraiser and title insurance is required on all loans.

   When evaluating the qualifications of the borrower for a multifamily loan, management considers the financial resources and income level of the borrower, the borrower's experience in owning or managing similar property and the previous lending experience with the borrower. The Company and the Bank's underwriting policies require that the borrower be able to demonstrate strong management skills and the ability to maintain the property from current rental income. The borrower should also present evidence of the ability to repay the mortgage and a history of making mortgage payments on a timely basis. In making its assessment of the creditworthiness of the borrower, management generally reviews the financial statements, employment and credit history of the borrower, as well as other related documentation. The largest multifamily loan at December 31, 1996 is the Company's only loan, a five year adjustable rate loan with an outstanding balance of $2.4 million which is secured by an apartment complex for student housing. At December 31, 1996, this same loan customer also had two five year adjustable rate loans on the Bank's books with an aggregate outstanding balance of $2.4 million which are secured by two separate apartment complexes for student housing.

   Loans secured by apartment buildings and other multifamily residential properties generally involve larger principal amounts and a greater degree of risk than one- to four-family residential mortgage loans. Because payments on loans secured by multifamily properties are often dependent on successful operation or management of the properties, repayment of such

<PAGE 13>

loans may be subject to a greater extent to adverse conditions in the real estate market or the economy. The Company and the Bank seek to minimize these risks through their underwriting policies, which require such loans to be qualified at origination on the basis of the property's income and debt coverage ratio. As part of its operating strategy, the Bank intends to increase its multifamily lending in its primary market area.

   Commercial Real Estate Lending. The Bank originates commercial real estate loans that are generally secured by properties used for business purposes such as small office buildings or a combination of residential and retail facilities located in the Bank's primary market area. The Bank's underwriting procedures provide that commercial real estate loans may generally be made in amounts up to 80% of the appraised value of the property, subject to the Bank's current loans-to-one-borrower limit.

   These loans may be made with terms up to 30 years, fully amortized, and are generally offered at interest rates which adjust in accordance with the prime rate as reported in the Wall Street Journal. The Bank's underwriting standards and procedures are similar to those applicable to its multifamily loans, whereby the Bank considers the net operating income of the property and the borrower's expertise, credit history and profitability. The Bank has generally required that the properties securing commercial real estate loans have debt service coverage ratios of at least 1.2% to 1.5%. The largest commercial real estate loan in the Bank's portfolio at December 31, 1996, was a $1.1 million, six month adjustable rate, loan which was originated in October, 1991 and is secured by an office building. At December 31, 1996, the Bank's commercial real estate loan portfolio totaled approximately $9.4 million or 10.2% of total consolidated gross loans. As part of its operating strategy, the Bank intends to increase its commercial real estate lending in its primary market area.

   Loans secured by commercial real estate properties, like multifamily loans, generally involve larger principal amounts and a greater degree of risk than one- to four-family residential mortgage loans. Because payments on loans secured by commercial real estate properties are often dependent on successful operation or management of the properties, repayment of such loans may be subject to adverse conditions in the real estate market or the economy. The Bank seeks to minimize these risks through its underwriting standards, which require such loans to be qualified on the basis of the property's income and debt service ratio.

   Construction and Land Development Lending. The Bank originates loans for the acquisition and development of property

<PAGE 14>

to contractors and individuals in its primary market area. The Bank has made construction loans primarily to finance the construction of one- to four-family, owner-occupied residential properties and multifamily properties. These loans generally have maturities of one year or less. Construction loans may be made in amounts up to 95% of the appraised value of the property for construction of one- to four-family residences and 80% of the appraised value of the property for the construction of commercial and multifamily properties, subject to the Bank's current limitation on loans-to-one-borrower. The Bank generally requires personal guarantees and may require an irrevocable takeout commitment from a generally recognized lender for an amount equal to or greater than the amount of the loan. Loan proceeds are disbursed in increments as construction progresses and as inspections warrant. Land development loans are determined on an individual basis, but generally they do not exceed 70% of the actual cost or current appraised value of the property, whichever is less. The largest construction loan in the Bank's portfolio at December 31, 1996 was a $650,000 loan originated in August, 1996. The interest rate on this loan is 9.00%, and the term one year. The loan is secured by commercial real estate and improvements. At December 31, 1996, the Bank had $2.5 million of construction and land development loans, which amounted to 2.7% of the consolidated total loan portfolio.

   Construction and land development financing is generally considered to involve a higher degree of credit risk than long-term financing on improved, owner-occupied real estate. Risk of loss on a construction loan is dependent largely upon the accuracy of the initial estimate of the property's value at completion of construction or development compared to the estimated cost (including interest) of construction. If the estimate of value proves to be inaccurate, the Bank may be confronted with a project, when completed, having a value which is insufficient to assure full repayment.

   Commercial Lending. The Bank also offers secured and unsecured commercial business loans. At December 31, 1996, the Bank's commercial business loans totaled $8.2 million, or 8.9% of the total loan portfolio. The Bank's commercial business loans consist of credit lines to support fluctuations in accounts receivable and inventory, conventional term loans, including both "owner-occupied" and "investment" real estate loans, working capital loans, business acquisition loans and small business loans. The Bank's policy is to generally make fixed-rate commercial loans with terms of not greater than one year and variable rate loans with terms longer than one year.
In making commercial loans, the Bank considers primarily the value of the collateral if the loan is secured, the financial history and resources of the borrower, the borrower's ability to repay the loan out of net operating income and the Bank's

<PAGE 15>

lending history with the borrower. The Bank's policy has been generally to require the personal guarantee of all principal shareholders or partners for loans to corporations or partnerships, and an annual personal financial statement from all guarantors. The Bank's largest commercial loan or commercial credit relationship consists of unsecured commercial loans to one borrower which aggregated $1.6 million at December 31, 1996.

   As part of its overall strategy, the Bank intends to increase the level of its commercial lending in its primary market area. Unsecured commercial business lending is generally considered to involve a higher degree of risk than secured commercial and real estate lending. Risk of loss on an unsecured commercial business loan is dependent largely on the borrower's ability to remain financially able to repay the loan out of ongoing operations. If the Bank's estimate of the borrower's financial ability is inaccurate, the Bank may be confronted with a loss of principal on the loan.

   Consumer Lending. The Bank has developed a consumer loan program to offer loans on a short term basis, generally up to five years, thereby reducing its interest rate risk exposure. The Bank's portfolio of consumer loans includes a combination of automobile, marine, home improvement, recreation and home equity loans. Beginning in 1997, the Bank will offer credit cards loans. As of December 31, 1996, the Bank's consumer loans amounted to $10.7 million or 11.8% of the total loan portfolio. Consumer loans are generally originated in the Bank's primary market area and generally have maturities of one to five years. Consumer loans may be collateralized by personal property or secondary encumbrances on real estate. Unsecured consumer loans are generally made with a maximum maturity of 48 months.

   Consumer loans are shorter in term and generally contain higher interest rates than residential loans. Management believes the consumer loan market has been helpful in improving its spread between average loan yield and costs of funds and at the same time improving the matching of its rate sensitive assets and liabilities.

   The underwriting standards employed by the Bank for consumer loans include a determination of the applicant's credit history and an assessment of the applicant's ability to meet existing obligations and payments on the proposed loan. The stability of the applicant's monthly income may be determined by verification of gross monthly income from primary employment, and additionally from any verifiable secondary income. Creditworthiness of the applicant is of primary consideration; however, the underwriting process also includes a comparison of

<PAGE 16>

the value of the collateral in relation to the proposed loan amount.

   Consumer loans entail greater risks than one- to four-family residential mortgage loans, particularly consumer loans that are secured by rapidly depreciable assets such as automobiles or that are unsecured. In such cases, repossessed collateral for a defaulted loan may not provide an adequate source of repayment of the outstanding loan balance, since there is a greater likelihood of damage, loss or depreciation of the underlying collateral. Further, consumer loan collections are dependent on the borrower's continuing financial stability, and therefore are more likely to be adversely affected by job loss, divorce, illness or personal bankruptcy. Finally, the application of various federal and state laws, including federal bankruptcy and insolvency laws, may limit the amount which can be recovered on such loans in the event of a default. At December 31, 1996, consumer loans 90 days or more delinquent totaled only $67,000 or 0.63% of consumer loans. As part of its operating strategy, the Bank intends to increase the level of its consumer lending in its primary market area.

   Loan Approval Procedures and Authority. The respective Boards of Directors authorize the lending activities of the Company and the Bank and establish the lending policies. The Board of Directors of the Bank has authorized the following persons to approve loans up to the amounts indicated: Consumer and commercial loans in the amount of $150,000 for secured loans and $75,000 for unsecured loans may be approved by the President or Senior Vice President of Lending. All other loan commitments or renewals must be referred to and approved by the Bank's Loan Committee, which is made up of three directors, the President and the Senior Vice President of Lending.

   For all loans originated by the Bank, upon receipt of a completed loan application from a prospective borrower, a credit report is ordered and certain other information is verified by an independent credit agency. If necessary, additional financial information may be required. An appraisal of real estate intended to secure a proposed loan generally is required to be performed by an appraiser designated and approved by the Bank. For proposed mortgage loans, the Board annually approves independent appraisers used by the Bank and approves the Bank's appraisal policy. The Bank's policy is to obtain title and hazard insurance on all mortgage loans. If private mortgage insurance is required, the borrower will be required to make payments to a mortgage impound account from which the Bank makes disbursements for property taxes and mortgage insurance.

   Loan Servicing. The Bank also services mortgage loans for others. Loan servicing includes collecting and remitting loan payments, accounting for principal and interest, making inspections as required of mortgaged premises, contacting

<PAGE 17>

delinquent mortgagors, supervising foreclosures and property dispositions in the event of unremedied defaults, making certain insurance and tax payments on behalf of the borrowers and generally administering the loans. At December 31, 1996 the Bank was servicing $12.8 million of loans for others.

   Delinquencies and Classified Assets. Management and the Board of Directors perform a monthly review of all delinquent loans. The procedures taken by the Bank with respect to delinquencies vary depending on the nature of the loan and period of delinquency. The Bank generally requires that delinquent mortgage loans be reviewed and that a written late charge notice be mailed no later than the 15th day of delinquency. The Bank's policies provide that telephone contact will be attempted to ascertain the reasons for delinquency and the prospects of repayment. When contact is made with the borrower at any time prior to foreclosure, the Bank will attempt to obtain full payment or work out a repayment schedule with the borrower to avoid foreclosure. It is the Bank's general policy to continue to accrue interest on all loans which are past due unless ultimate collection of principal and interest is in doubt. Property acquired by the Bank as a result of foreclosure on a mortgage loan is classified as "real estate owned", and is recorded at the lower of the unpaid principal balance or fair value less costs to sell at the date of acquisition and thereafter. Upon foreclosure, it is the Bank's policy generally to require an appraisal of the property and, thereafter, appraisal of the property on an annual basis and external inspections on at least a quarterly basis.

   Federal regulations and the Bank's Classification of Assets Policy require that the Bank utilize an internal asset classification system as a means of reporting non performing and potential problem assets. The Bank has incorporated the asset classifications used by the Office of Thrift Supervision ("OTS"), the Bank's primary regulator, as part of its credit monitoring system. The Bank currently classifies non performing and potential problem assets as "Substandard," "Doubtful" or "Loss" assets. An asset is considered Substandard if it is inadequately protected by the current net worth and paying capacity of the obligor or of the collateral pledged, if any. Substandard assets include those characterized by the distinct possibility that the insured institution will sustain "some loss" if the deficiencies are not corrected. Assets classified as Doubtful have all of the weaknesses inherent in those classified Substandard with the added characteristic that the weaknesses present make collection or liquidation in full, on the basis of currently existing facts, conditions and values, highly questionable and improbable. Assets classified as Loss are those considered uncollectible and of such little value that their continuance as assets without the establishment of a specific loss reserve is not warranted. Assets which do not

<PAGE 18>

currently expose the insured institution to sufficient risk to warrant classification in one of the aforementioned categories but possess weaknesses are required to be designated "Watch."

   When an insured institution classifies one or more assets, or portions thereof, as Substandard or Doubtful, it is required to establish a general valuation allowance for loan losses in an amount deemed prudent by management. General valuation allowances, which is a regulatory term, represent loss allowances which have been established to recognize the inherent risk associated with lending activities, but which, unlike specific allowances, have not been allocated to particular problem assets. When an insured institution classifies one or more assets, or portions thereof, as Loss, it is required either to establish a specific allowance for losses equal to 100% of the amount of the asset so classified or to charge off such amount.

   A savings institution's determination as to the classification of its assets and the amount of its valuation allowances is subject to review by the OTS, which can order the establishment of additional general or specific loss allowances. The OTS, in conjunction with the other federal banking agencies, adopted an interagency policy statement on the allowance for loan and lease losses. The policy statement provides guidance for financial institutions on both the responsibilities of management for the assessment and establishment of adequate allowances and guidance for banking agency examiners to use in determining the adequacy of general valuation guidelines. Generally, the policy statement recommends that institutions have effective systems and controls to identify, monitor and address asset quality problems; that management has analyzed all significant factors that affect the collectibility of the portfolio in a reasonable manner; and that management has established acceptable allowance evaluation processes that meet the objectives set forth in the policy statement. As a result of declines in local and regional real estate market values and significant losses experienced by many financial institutions, there has been a greater level of scrutiny by regulatory authorities of the loan portfolios of financial institutions undertaken as part of the examination of institutions by the OTS and the Federal Deposit Insurance Corporation ("FDIC"). While the Bank believes that it has established an adequate allowance for loan losses, there can be no assurance that regulators, in reviewing the Bank's loan portfolio, will not request the Bank to materially increase at that time its allowance for loan losses, thereby negatively affecting the Bank's financial condition and earnings at that time. Although management believes that, based on information currently available, adequate specific and general loan loss allowances have been established, actual losses are dependent upon future events and,

<PAGE 19>

as such, further additions to the level of specific and general loan loss allowances may become necessary.

   The Bank's Loan Committee reviews and classifies the Bank's loans on a monthly basis and reports the results of its reviews to the Board of Directors. The Bank classifies loans in accordance with the management guidelines described above. At December 31, 1996, the Bank had no other real estate as a result of foreclosure, which is generally classified as Substandard.
At December 31, 1996, the Bank had $514,000 in assets classified as Substandard, $193,000 classified as Doubtful, $1,000 classified as Loss, and $1,279,000 classified as Watch.

   The following table sets forth delinquencies in the Bank's loan portfolio as of the dates indicated.

<PAGE 20>

                                               At December 31, 1996                        At September 30, 1995
                                    --------------------------------------------------------------------------------------
                                        60-89 Days          90 Days or More         60-89 Days           90 Days or More
                                    --------------------------------------------------------------------------------------
                                              Principal             Principal             Principal              Principal
                                     Number    Balance     Number    Balance     Number    Balance     Number     Balance
                                    of Loans   of Loans   of Loans   of Loans   of Loans   of Loans   of Loans    of Loans
                                    --------------------------------------------------------------------------------------
                                                                   (dollars in thousands)
One- to four-family residential        10       $ 221         4       $  53        10       $ 288         9        $ 103
Multifamily residential                --          --        --          --        --          --        --           --
Commercial real estate                  1          16        --          --         1          16        --           --
Construction and land                  --          --        --          --        --          --        --           --
Commercial business                    --          --         1          57         2          42        --           --
Consumer                                3           6         6          67         6          10         7           41
                                    --------------------------------------------------------------------------------------
   Total                               14       $ 243        11       $ 177        19       $ 356        16        $ 144
Delinquent loans to total           ======================================================================================
   gross loans                                   0.26%                 0.19%                 0.46%                  0.19%
                                    ======================================================================================
                                                                                           At September 30, 1994
                                                                         -------------------------------------------------
                                                                                    60-89 Days           90 Days or More
                                                                         -------------------------------------------------
                                                                                          Principal              Principal
                                                                                 Number    Balance     Number     Balance
                                                                                of Loans   of Loans   of Loans    of Loans
                                                                         -------------------------------------------------
                                                                                         (dollars in thousands)
One- to four-family residential                                                     7       $ 150         4        $  49
Multifamily residential                                                            --          --        --           --
Commercial real estate                                                             --          --        --           --
Construction and land                                                              --          --        --           --
Commercial business                                                                --          --         1            8
Consumer                                                                            5          52        12           99
                                                                         -------------------------------------------------
   Total                                                                           12       $ 202        17        $ 156
Delinquent loans to total                                                =================================================
   gross loans                                                                               0.28%                  0.21%
                                                                         =================================================

<PAGE 21>

      Only two loans, totaling approximately $5,000 at December 31, 1996, were delinquent greater than 90 days at both December 31, 1996 and September 30, 1995. One loan totaling $19,000 at
December 31, 1996 was delinquent 60-89 days at both December 31, 1996 and September 30, 1995. The majority of the delinquent borrowers have been making their monthly or periodic required payments; however, the borrowers delinquent at both December 31, 1996 and September 30, 1995 are habitually delinquent.

  Nonaccrual and Past Due Loans.     The following table sets
forth information regarding loans contractually past due 90 days or more. At December 31, 1996, there were no troubled-debt restructured loans within the meaning of Statement of Financial Accounting Standards No. 15, no non accruing loans, and no foreclosed properties classified as real estate owned. At December 31, 1996, there were 11 accruing loans past due 90 days or more. The Bank continues to accrue interest on loans which are past due unless ultimate collection of all principal and interest is in doubt.

<PAGE 22>

                                                     -----------------------------------------------------
                                                      Dec 31,     Sep 30,    Sep 30,    Sep 30,    Sep 30,
                                                       1996        1995       1994       1993       1992
                                                     -----------------------------------------------------
                                                                     (dollars in thousands)
 Loans contractually past due 90 days or more         $ 177       $ 144      $ 156      $ 291      $ 769
                                                     =====================================================
 Allowance for loan losses as a percent
   of loans (1)                                        0.41%       0.30%      0.30%      0.31%      0.28%
 Allowance for loan losses as a percent of
   non performing loans                              211.30%     160.42%    139.10%     76.98%     24.71%
 Non-performing loans as a percent of loans (1)        0.19%       0.19%      0.21%      0.40%      1.08%
 Non-performing assets as a percent of total
   assets                                              0.13%       0.13%      0.15%      0.27%      0.69%

 ---------------------------
 (1) Loans include gross loans less loans in process, undisbursed loan proceeds and deferred loan origination fees and discounts.

<PAGE 23>

   Allowance for Loan Losses. The allowance for loan losses is established through a provision for loan losses based on management's evaluation of the risks inherent in its loan portfolio and the general economy. The allowance for loan losses is maintained at an amount management considers adequate to cover estimated losses in loans receivable which are deemed probable and can be estimated based on information available to management at such time. While management believes the allowance for loan losses is sufficient to cover losses inherent in its loan portfolio at this time, no assurances can be given that the level of the allowance for loan losses will be sufficient to cover future loan losses incurred or that future adjustments to the allowance for loan losses will not be necessary if economic and other conditions differ substantially from the economic and other conditions used by management to determine the current level of the allowance for loan losses. The allowance is based upon a number of factors, including asset classifications, economic trends, industry experience and trends, industry and geographic concentrations, estimated collateral values, management's assessments of the credit risk inherent in the portfolio, historical loan loss experience, and the Bank's underwriting policies. As of December 31, 1996 and September 30, 1995, the allowance for loan losses was 0.41% and 0.30%, respectively, of total loans. Management will continue to monitor and modify the allowance for loan losses as conditions dictate. Various regulatory agencies, as an integral part of their examination process, periodically review the allowance for loan losses. These agencies may require additional valuation allowances, based on their judgments of the information available at the time of the examination.

   It is the policy of the Bank to charge off consumer loans when it is determined that they are no longer collectible. The policy for loans secured by real estate, which comprise the bulk of the loan portfolio, is to establish loss reserves in accordance with the loan classification process, based on generally accepted accounting practices. It is the Bank's policy to obtain an appraisal on all real estate acquired through foreclosure at the time of foreclosure.

   The following table sets forth activity in the allowance for loan losses for the periods set forth in the table.

<PAGE 24>

                                           ------------------------------------------------
                                            Dec 31,   Sep 30,   Sep 30,   Sep 30,   Sep 30,
                                             1996      1995      1994      1993      1992
                                           ------------------------------------------------
                                                      (Dollars in thousands)
 Balance at beginning of year               $ 231     $ 217     $ 224     $ 190     $ 131
 Provision for loan losses                    325       132        74        48        99
 Charge-offs:
   One to four-family residential              --        --        --        --        --
   Multifamily residential                     --        --        --        --        --
   Commercial real estate                      --        --        --        --        --
   Construction and land                       --        --        --        --        --
   Commercial business                         35       102        80        --        --
   Consumer                                   151        24         3        14        41
                                            -----------------------------------------------
    Total charge-offs                         186       126        83        14        41
                                            -----------------------------------------------
 Recoveries:
   One- to four-family residential             --        --        --        --        --
   Multifamily residential                     --        --        --        --        --
   Commercial real estate                      --        --        --        --        --
   Commercial business                         --        --        --        --        --
   Consumer                                     4         8         2         -         1
                                            -----------------------------------------------
    Total recoveries                            4         8         2        --         1
                                            -----------------------------------------------
 Net charge-offs                              182       118        81        14        40
                                            -----------------------------------------------
 Balance at end of period                   $ 374     $ 231     $ 217     $ 224     $ 190
                                            ===============================================

<PAGE 25>

   The following table set forth the Bank's allocation of the allowance for loan losses by loan category and the percent of the allocated allowance to the total allowance for each specific loan category. The portion of the allowance for loan losses allocated to each loan category does not represent the total available for future losses which may occur within the loan category since the total allowance for loan losses is a valuation reserve applicable to the entire loan portfolio.

<PAGE 26>

                           -----------------------------------------------------------------------------------
                                   Amount of Allowance and Percentage of Allowance to Total Allowance
                           -----------------------------------------------------------------------------------
                             Dec 31, 1996     Sep 30, 1995     Sep 30, 1994     Sep 30, 1993     Sep 30, 1992
                           ---------------  ---------------  ---------------  ---------------  ---------------
                           Amount  Percent  Amount  Percent  Amount  Percent  Amount  Percent  Amount  Percent
                           ------  -------  ------  -------  ------  -------  ------  -------  ------  -------
                                                     (dollars in thousands)
One- to four-
  family residential        $  61   16.31%   $  31   13.42%   $  23   10.60%   $  18    8.04%   $  13    6.84%
Multifamily residential        11    2.94       27   11.69       27   12.44       20    8.93       18    9.48
Commercial real estate         11    2.94       14    6.06       10    4.61       10    4.46        5    2.63
Construction and land           4    1.07       --      --       --      --       --      --       --      --
Commercial business           141   37.70       46   19.91       52   23.96       94   41.96       94   49.47
Consumer                      146   39.04      113   48.92      105   48.39       82   36.61       60   31.58
                             ----   -----     ----   -----     ----   -----     ----   -----     ----   ------
                            $ 374  100.00%   $ 231  100.00%   $ 217  100.00%   $ 224  100.00%   $ 190  100.00%
                            ==================================================================================

<PAGE 27>


Investment Activities

   Federally chartered savings institutions have the authority to invest in various types of liquid assets, including FHLB term deposits, U.S. Treasury and Agency obligations, securities of various federal agencies, certificates of deposit of insured banks and savings institutions, bankers' acceptances, repurchase agreements and federal funds. Subject to various restrictions, federally chartered savings institutions may also invest their assets in commercial paper, investment-grade corporate debt securities and mutual funds whose assets conform to the investments that a federally chartered savings institution is otherwise authorized to make directly. Additionally, the Bank must maintain minimum levels of investments that qualify as liquid assets under OTS regulations. Historically, the Bank has maintained liquid assets above the minimum OTS requirements and at a level considered to be adequate to meet its normal daily activities.

   The investment policies of the Company and the Bank, as established by the respective Boards of Directors, attempt to provide and maintain liquidity, generate a favorable return on investments without incurring undue interest rate and credit risk and complement lending activities. The investment policies generally limit investments to government and federal agency-backed securities and other non-government guaranteed securities, including corporate debt obligations, that are investment grade. The investment policies provide authority to invest in U.S. Treasury and U.S. Government guaranteed securities, securities backed by federal agencies such as Federal National Mortgage Association ("FNMA"), FHLMC and the Federal Farm Credit Bureau, mortgage-backed securities with maximum average maturities of 10 years which are backed by federal agency securities, obligations of state and political subdivisions with at least an "A" rating, term deposits purchased through the FHLB and securities issued by mutual funds which invest in securities consistent with the Company's or Bank's allocable investments. The policies generally limit investments in each category to the lesser of $5,000,000 or 50% of the Company's or Bank's equity. The investment policies provide that the President is authorized to execute all transactions within specified limits which are reviewed by the Board of Directors on a monthly basis. From time to time the Board of Directors may authorize the President to exceed the policy limitations. The Bank's Asset/Liability Committee monitors compliance with the Bank's investment policy and generally meets on a quarterly basis.

   At December 31, 1996, the Bank had $3.4 million in investment securities consisting of $1.0 million invested in U.S. Treasury securities, $2.0 million invested in Federal agency securities and $400,000 invested in local municipal securities.

<PAGE 28>

   The following table sets forth certain information regarding the carrying and market value of the Company's and the Bank's short-term investments and securities at the dates indicated.

<PAGE 29>


                            -------------------------------------------------------------------
                                        Dec 31, 1996            Sep 30, 1995          Sep 30, 1994
                                   -------------------------------------------------------------------
                                     Amortized     Fair     Amortized     Fair     Amortized     Fair
                                        Cost       Value       Cost       Value       Cost       Value
                                   -------------------------------------------------------------------
                                                                (in thousands)
 Federated Liquid Cash Fund            $10,715   $10,715      $16,568   $16,568      $ 5,000   $ 5,000
                                   ===================================================================
 FHLB term deposits                    $ 2,000   $ 2,000           --        --      $ 2,000   $ 2,000
                                   ===================================================================
 Securities:
  Held to maturity:
   U.S. Government obligations         $ 3,000   $ 2,994      $   992   $   992      $ 1,995   $ 1,992
   Obligations of states and
     political subdivisions                400       402          400       403           --        --
                                   -------------------------------------------------------------------
   Total held to maturity                3,400     3,396        1,392     1,395        1,995     1,992
                                   -------------------------------------------------------------------
 Available for sale:
  Adjustable rate mortgage-
   backed security funds                    --        --        6,000     5,835        6,000     5,786
                                   -------------------------------------------------------------------
    Total available for sale                --        --        6,000     5,835        6,000     5,786
                                   -------------------------------------------------------------------
       Total                           $ 3,400   $ 3,396      $ 7,392   $ 7,230      $ 7,995   $ 7,778
                                   ===================================================================

<PAGE 30>

   The table below sets forth certain information regarding the carrying value, weighted average yields and contractual maturities of the Company's and the Bank's short-term investments and securities as of December 31, 1996.


                                                                     At December 31, 1996
                            ------------------------------------------------------------------------------------------------------
                                                   More than One        More than Five        More than Ten
                             One Year or Less    Year to Five Years   Years to Ten Years         Years                Total
                            ------------------------------------------------------------------------------------------------------
                                      Weighted             Weighted             Weighted             Weighted             Weighted
                            Carrying   Average   Carrying   Average   Carrying   Average   Carrying   Average   Carrying   Average
                              Value     Yield      Value     Yield      Value     Yield      Value     Yield      Value     Yield
                            ------------------------------------------------------------------------------------------------------
                                                                    (dollars in thousands)
Federated Liquid Cash Fund  $ 10,715    7.07%    $     --      --%     $    --      --%     $    --      --%    $ 10,715    7.07%
                            ======================================================================================================
FHLB term deposits          $  2,000    5.25%    $     --      --%     $    --      --%     $    --      --%    $  2,000    5.25%
                            ======================================================================================================
Securities:
  Held to maturity:
    U.S. Government
      obligations           $  1,000    6.02%    $  2,000    6.18%     $    --      --%     $    --      --%    $  3,000    6.13%
    Obligations of states
      and political
           subdivisions          100    4.25          300    4.57           --      --           --      --          400    4.49
                            ------------------------------------------------------------------------------------------------------
      Total securities      $  1,100    5.86%    $  2,300    5.97%     $    --      --%     $    --      --%    $  3,400    5.93%
                            ======================================================================================================

<PAGE 31>

Source of Funds

   General. Deposits, loan repayments and prepayments, proceeds from sales of loans, cash flows generated from operations and FHLB advances are the primary sources of the Bank's funds for use in lending, investing and for other general purposes.

   Deposits. The Bank offers a variety of deposit accounts with a range of interest rates and terms. For the fiscal year ended December 31, 1996, average certificates of deposit were $47.2 million and were 55.1% of total average deposits of $85.8 million. Average deposits were $85.6 million in fiscal 1995. The flow of deposits is influenced significantly by general economic conditions, changes in money market rates, prevailing interest rates and competition. The Bank's deposits are obtained predominately from the areas in which its branch offices are located. The Bank relies primarily on customer service and long-standing relationships with customers to attract and retain these deposits; however, market interest rates and rates offered by competing financial institutions significantly affect the Bank's ability to attract and retain deposits. From time to time, the Bank solicits certificate accounts in excess of $100,000.

   The Bank's current deposit products include savings, demand deposit, NOW accounts, money market and certificate of deposit accounts ranging in term from thirty days to eight years. Included in the Bank's certificate of deposit accounts are certificates of deposit with balances in excess of $100,000, and Individual Retirement Accounts ("IRAs").

   Deposits are obtained primarily from residents of Champaign County, Illinois. The Bank seeks to attract deposit accounts by offering a variety of products, competitive rates and convenient locations and service hours. The Bank uses traditional methods of advertising to attract new customers and deposits, including radio and print media advertising. The Bank does not generally advertise outside of its market area or utilize the services of deposit brokers. Management believes that an insignificant number of deposit accounts are held by nonresidents of the Bank's primary market area.

   The Bank sets interest rates on its deposits on a weekly basis, based upon a number of factors including: the previous week's deposit flow; a current survey of a selected group of competitors' rates for similar products; external data which may influence interest rates; investment opportunities and loan demand; and scheduled maturities.

<PAGE 32>

   At December 31, 1996, the Bank had $5.3 million in certificate accounts in amounts of $100,000 or more maturing as follows:

                                                               Weighted
        Maturity Period                       Amount         Average Rate
       ----------------                       -------        ------------
Three months or less                         $ 1,635              5.23%
Over three through six months                  1,105              5.44%
Over six months through 12 months              1,531              5.68%
Over 12 months                                 1,017              6.43%
                                           ------------------------------
 Total                                       $ 5,288              5.64%
                                           ==============================

   The following table sets forth the distribution of the Bank's average deposit accounts for the periods indicated and the weighted average interest rates on each category presented.

<PAGE 33>


                               -----------------------------   -------------------------------    -----------------------------
                                     December 31, 1996               September 30, 1995                 September 30, 1994
                               -----------------------------   -------------------------------    -----------------------------
                                         Percent                          Percent                          Percent
                                         of Total   Weighted              of Total    Weighted             of Total    Weighted
                               Average   Average     Average    Average   Average      Average   Average   Average      Average
                               Balance   Deposits     Rate      Balance   Deposits      Rate     Balance   Deposits      Rate
                               -------   --------   --------   --------   ---------   --------   -------   ---------   --------
                                                                   (dollars in thousands)
Money market deposits          $ 6,590      7.68%      2.01%    $ 8,509      9.94%       1.97%   $11,614      12.92%      2.38%
Passbook deposits               15,991     18.64       1.99      18,388     21.47        1.98     19,752      21.98       2.27
NOW and other demand deposits   12,552     14.63       1.73      12,054     14.08        1.72     13,648      15.19       1.75
Non-interest bearing deposits    3,432      4.00       0.00       2,935      3.43        0.00      2,735       3.04       0.00
                               -------   --------   --------   --------   --------    --------   -------    --------    -------
    Total                       38,565     44.95       1.73%     41,886     48.92        1.77%    47,749      53.13       2.02%
                               -------   --------   ========   --------   --------    ========   -------    --------    =======
Certificates accounts:
 Three months or less              337       .39       3.50%        691       .81        3.43%       856        .95       2.97%
 Over three through six months  12,364     14.41       5.01      12,453     14.54        4.99     12,137      13.51       3.01
 Over six through 12 months     15,935     18.57       5.40      10,922     12.75        4.93      9,770      10.87       3.20
 Over one to three years        13,800     16.09       5.51      15,457     18.05        4.66     14,945      16.63       3.69
 Over three to five years        3,423      4.00       5.43       3,699      4.31        5.54      3,413       3.80       5.41
 Over five to ten years          1,364      1.59       6.95         530       .62        7.32        994       1.11       8.08
                               -------   --------   --------   --------   --------    --------   -------    --------    -------
    Total certificates          47,223     55.05       5.35%     43,752     51.08        4.87%    42,115      46.87       3.61%
                               -------   --------   ========   --------   --------    ========   -------    --------    =======
    Total average deposits     $85,788    100.00%               $85,638    100.00%               $89,864     100.00%
                               =======   ========              ========   ========               =======    ========

<PAGE 34>

   The following table presents, by various categories, the amount of certificate accounts outstanding at the dates indicated and the periods to maturity of the certificate accounts outstanding at December 31, 1996.



                                  Period to Maturity from December 31, 1996
                         -----------------------------------------------------------     At        At        At
                         Less than    One to       Two to       Three to   Over Four   Dec 31,   Sep 30,   Sep 30,
                          One Year   Two Years   Three Years   Four Years    Years      1996      1995      1994
                         ---------   ---------   -----------   ----------   --------    -----    -----     -----
                                                    (in thousands)
Certificate accounts:
   0 to 4.00%             $   340     $    --      $    --       $    --    $    --   $   340   $ 2,132   $24,360
   4.01% to 5.00%           8,309         797           26            --         12     9,144     8,715    10,908
   5.01% to 6.00%          27,736       8,965          859           687         --    38,347    28,679     5,173
   6.01% to 7.00%             110       7,046          653         1,649      3,176    12,534     2,790     1,060
   7.01% to 8.00%              22          42           --            --        100       164       160       249
   8.01% to 9.00%              --          --           --            --         --        --        --       479
   Over 9.00%                  --          --           --            --         --        --        --        --
                          -------     -------     --------      --------   --------   -------   -------   -------
    Total                 $36,517     $16,850      $ 1,538       $ 2,336    $ 3,288   $60,529   $42,476   $42,229
                          =======     =======     ========      ========   ========   =======   =======   =======


   At December 31, 1996, the Bank had no outstanding advances from the FHLB and had no other borrowings. The Bank may obtain advances from the FHLB as part of its operating strategy. The maximum amount that the FHLB will advance to member institutions, including the Bank, fluctuates from time to time in accordance with the policies of the OTS and the FHLB.

<PAGE 35>

   The following table sets forth certain information regarding the Bank's borrowed funds at or for the periods ended on the dates indicated:

                                         At or for the Fifteen Months   At or for the Year
                                               Ended December 31,       Ended September 30,
                                         ----------------------------   -------------------
                                                   1996                   1995       1994
                                                   ----                   ----       ----
                                                              (in thousands)
 FHLB advances:
   Average balance outstanding                    $  --                 $  827     $2,000
                                                  ======                =======    =======
   Maximum amount outstanding at any
    month-end during the period                   $  --                 $2,000     $2,000
                                                  ======                =======    =======
   Balance outstanding at end of period           $  --                 $   --     $2,000
                                                  ======                =======    =======
 Weighted average interest rate during the
   period                                            --%                 12.00%     12.00%
                                                  ======                =======    =======
 Weighted average interest rate at end
   of period                                         --%                    --%     12.00%
                                                  ======                =======    =======

<PAGE 36>

Subsidiary Activities

   The Bank's wholly-owned subsidiary, PASC, is currently engaged in an agency basis in brokerage services through a third-party broker dealer, Scout Brokerage Services, Inc. and in the sale of fixed-rate annuity products, primarily to customers of the Bank and members of the local community. PASC has also engaged in joint venture real estate development activities. As of December 31, 1996, PASC had assets of $308,000 and for the fifteen months ended December 31, 1996 had a net loss of $9,000.

Competition

   The Bank faces significant competition both in making loans and in attracting deposits. The Bank's competitors are the financial institutions operating in its primary market area, many of which are significantly larger and have greater financial resources than the Bank. The Bank's competition for loans comes principally from commercial banks, savings and loan associations, mortgage banking companies, credit unions and insurance companies. Its most direct competition for deposits has historically come from savings and loan associations and commercial banks. As of December 31, 1996, the Bank ranked fourth in loans and deposits out of the five largest banks and savings and loans associations located in Champaign-Urbana. The largest banks do not include branches of two regional banks located in Champaign-Urbana because loan and deposit information for those branches was unavailable. At December 31, 1996, the Bank's market share of loans and deposits was 7.53% and 6.46%, respectively, among the five institutions combined. In addition, the Bank faces increasing competition for deposits from nonbank institutions such as brokerage firms and insurance companies in such areas as short-term money market funds, corporate and government securities funds, mutual funds and annuities. Competition may also increase as a result of the lifting of restrictions on the interstate operations of financial institutions.

   The Bank serves its market area with a variety of residential loan products and other retail financial services. Management considers the Bank's reputation for financial strength and competitive deposit and loan products as its major competitive advantage in attracting and retaining customers in its market area.

Personnel

   As of December 31, 1996, the Bank had 51 full-time employees and 16 part-time employees. The employees are not represented by a collective bargaining unit, and the Bank considers its relationship with its employees to be good.

<PAGE 37>

                    REGULATION AND SUPERVISION

General

   The Company, as a savings and loan holding company, is required to file certain reports with, and otherwise comply with the rules and regulations of the Office of Thrift Supervision ("OTS") under the Home Owners' Loan Act, as amended (the "HOLA"). In addition, the activities of savings institutions, such as the Bank, are governed by the HOLA and the Federal Deposit Insurance Act ("FDI Act").

   The Bank is subject to extensive regulation, examination and supervision by the OTS, as its primary federal regulator, and the FDIC, as the deposit insurer. The Bank is a member of the Federal Home Loan Bank ("FHLB") System and its deposit accounts are insured up to applicable limits by the Savings Association Insurance Fund ("SAIF") managed by the FDIC. The Bank must file reports with the OTS and the FDIC concerning its activities and financial condition in addition to obtaining regulatory approvals prior to entering into certain transactions such as mergers with, or acquisitions of, other savings institutions.
The OTS and/or the FDIC conduct periodic examinations to test the Bank's safety and soundness and compliance with various regulatory requirements. This regulation and supervision establishes a comprehensive framework of activities in which an institution can engage and is intended primarily for the protection of the insurance fund and depositors. The regulatory structure also gives the regulatory authorities extensive discretion in connection with their supervisory and enforcement activities and examination policies, including policies with respect to the classification of assets and the establishment of adequate loan loss reserves for regulatory purposes. Any change in such regulatory requirements and policies, whether by the OTS, the FDIC or the Congress, could have a material adverse impact on the Company, the Bank and their operations. Certain of the regulatory requirements applicable to the Bank and to the Company are referred to below or elsewhere herein. The description of statutory provisions and regulations applicable to savings institutions and their holding companies set forth in this Form 10-KSB does not purport to be a complete description of such statutes and regulations and their effects on the Bank and the Company.

Holding Company Regulation

   The Company is a non-diversified unitary savings and loan holding company within the meaning of the HOLA. As a unitary savings and loan holding company, the Company generally is not restricted under existing laws as to the types of business activities in which it may engage, provided that the Bank continues to be a qualified thrift lender ("QTL"). See "Federal Savings Institution Regulation - QTL Test." Upon any non-

<PAGE 38>

supervisory acquisition by the Company of another savings institution or savings bank that meets the QTL test and is deemed to be a savings institution by the OTS, the Company would become a multiple savings and loan holding company (if the acquired institution is held as a separate subsidiary) and would be subject to extensive limitations on the types of business activities in which it could engage. The HOLA limits the activities of a multiple savings and loan holding company and its non-insured institution subsidiaries primarily to activities permissible for bank holding companies under Section 4(c)(8) of the Bank Holding Company Act ("BHC Act"), subject to the prior approval of the OTS, and certain activities authorized by OTS regulation.

   The HOLA prohibits a savings and loan holding company, directly or indirectly, or through one or more subsidiaries, from acquiring more than 5% of the voting stock of another savings institution or holding company thereof, without prior written approval of the OTS; acquiring or retaining, with certain exceptions, more than 5% of a non-subsidiary company engaged in activities other than those permitted by the HOLA; or acquiring or retaining control of a depository institution that is not insured by the FDIC. In evaluating applications by holding companies to acquire savings institutions, the OTS must consider the financial and managerial resources and future prospects of the company and institution involved, the effect of the acquisition on the risk to the insurance funds, the convenience and needs of the community and competitive factors.

   The OTS is prohibited from approving any acquisition that would result in a multiple savings and loan holding company controlling savings institutions in more than one state, subject to two exceptions: (i) the approval of interstate supervisory acquisitions by savings and loan holding companies and (ii) the acquisition of a savings institution in another state if the laws of the state of the target savings institution specifically permit such acquisitions. The states vary in the extent to which they permit interstate savings and loan holding company acquisitions.

   Although savings and loan holding companies are not subject to specific capital requirements or specific restrictions on the payment of dividends or other capital distributions, HOLA does prescribe such restrictions on subsidiary savings institutions as described below. The Bank must notify the OTS 30 days before declaring any dividend to the Company. In addition, the financial impact of a holding company on its subsidiary institution is a matter that is evaluated by the OTS and the agency has authority to order cessation of activities or divestiture of subsidiaries deemed to pose a threat to the safety and soundness of the institution.

<PAGE 39>

Federal Savings Institution Regulation

   Capital Requirements. The OTS capital regulations require savings institutions to meet three minimum capital standards: a 1.5% tangible capital ratio, a 3% leverage (core) capital ratio and an 8% risk-based capital ratio. In addition, the prompt corrective action standards discussed below also establish, in effect, a minimum 2% tangible capital standard, a 4% leverage
(core) capital ratio (3% for institutions receiving the highest rating on the CAMEL financial institution rating system), and, together with the risk-based capital standard itself, a 4% Tier I risk-based capital standard. Core capital is defined as common stockholders' equity (including retained earnings), certain non-cumulative perpetual preferred stock and related surplus, and minority interests in equity accounts of consolidated subsidiaries less intangibles other than certain purchased mortgage servicing rights and credit card relationships. The OTS regulations also require that, in meeting the tangible, leverage (core) and risk-based capital standards, institutions must generally deduct investments in and loans to subsidiaries engaged in activities not permissible for a national bank.

   The risk-based capital standard for savings institutions requires the maintenance of Tier I (core) and total capital (which is defined as core capital and supplementary capital) to risk-weighted assets of 4% and 8%, respectively. In determining the amount of risk-weighted assets, all assets, including certain off-balance sheet assets, are multiplied by a risk-weight factor of 0% to 100%, as assigned by the OTS capital regulation based on the risks OTS believes are inherent in the type of asset. The components of Tier I (core) capital are equivalent to those discussed earlier. The components of supplementary capital currently include cumulative preferred stock, long-term perpetual preferred stock, mandatory convertible securities, subordinated debt and intermediate preferred stock and the allowance for loan and lease losses limited to a maximum of 1.25% of risk-weighted assets. Overall, the amount of supplementary capital included as part of total capital cannot exceed 100% of core capital.

   The OTS regulatory capital requirements also incorporate an interest rate risk component. Savings institutions with "above normal" interest rate risk exposure are subject to a deduction from total capital for purposes of calculating their risk-based capital requirements. A savings institution's interest rate risk is measured by the decline in the net portfolio value of its assets (i.e., the difference between incoming and outgoing discounted cash flows from assets, liabilities and off-balance sheet contracts) that would result from a hypothetical 200 basis point increase or decrease in market interest rates divided by the estimated economic value of the institution's assets. In calculating its total capital under the risk-based capital rule,

<PAGE 40>

a savings institution whose measured interest rate risk exposure exceeds 2% must deduct an amount equal to one-half of the difference between the institution's measured interest rate risk and 2%, multiplied by the estimated economic value of the institution's assets. The Director of the OTS may waive or defer a savings institution's interest rate risk component on a case-by-case basis. A savings institution with assets of less than $300 million and risk-based capital ratios in excess of 12% is not subject to the interest rate risk component, unless the OTS determines otherwise. For the present time, the OTS has deferred implementation of the interest rate risk component. At December 31, 1996, the Bank met each of its capital requirements, in each case on a fully phased-in basis and it is anticipated that the Bank will not be subject to the interest rate risk component.

   The following table presents the Bank's capital position at December 31, 1996 relative to fully phased-in regulatory requirements.

                               Tangible     Core      Risk Based
                                Capital    Capital      Capital
                             -----------------------------------
                                       (in thousands)

Regulatory capital             $ 24,743    $ 24,743    $ 25,112
Minimum capital requirement       1,931       3,862       5,887
                             -----------------------------------
  Regulatory capital excess    $ 22,812    $ 20,881    $ 19,225
                             ===================================
Computed capital ratio             19.2%       19.2%       34.1%
Minimum ratio                       1.5         3.0         8.0
                             -----------------------------------
  Regulatory capital excess        17.7%       16.2%       26.1%
                             ===================================

   Prompt Corrective Regulatory Action. Under the OTS prompt corrective action regulations, the OTS is required to take certain supervisory actions against undercapitalized institutions, the severity of which depends upon the institution's degree of undercapitalization. Generally, a savings institution is considered "well capitalized" if its ratio of total capital to risk-weighted assets is at least 10%, its ratio of Tier I (core) capital to risk-weighted assets is at least 6%, its ratio of core capital to total assets is at least 5%, and it is not subject to any order or directive by the OTS to meet a specific capital level. A savings institution generally is considered "adequately capitalized" if its ratio of total capital to risk-weighted assets is at least 8%, its ratio

<PAGE 41>

of Tier I (core) capital to risk-weighted assets is at least 4%, and its ratio of core capital to total assets is at least 4% (3% if the institution receives the highest CAMEL rating). A savings institution that has a ratio of total capital to risk weighted assets of less than 8%, a ratio of Tier I (core) capital to risk-weighted assets of less than 4% or a ratio of core capital to total assets of less than 4% (3% or less for institutions with the highest examination rating) is considered to be "undercapitalized." A savings institution that has a total risk-based capital ratio less than 6%, a Tier 1 capital ratio of less than 3% or a leverage ratio that is less than 3% is considered to be "significantly undercapitalized" and a savings institution that has a tangible capital to assets ratio equal to or less than 2% is deemed to be "critically undercapitalized." Subject to a narrow exception, the banking regulator is required to appoint a receiver or conservator for an institution that is "critically undercapitalized." The regulation also provides that a capital restoration plan must be filed with the OTS within 45 days of the date a savings institution receives notice that it is "undercapitalized," "significantly undercapitalized" or "critically undercapitalized." Compliance with the plan must be guaranteed by any parent holding company. In addition, numerous mandatory supervisory actions become immediately applicable to an undercapitalized institution, including, but not limited to, increased monitoring by regulators and restrictions on growth, capital distributions and expansion. The OTS could also take any one of a number of discretionary supervisory actions, including the issuance of a capital directive and the replacement of senior executive officers and directors.

   Insurance of Deposit Accounts. Deposits of the Bank are presently insured by the SAIF. Both the SAIF and the Bank Insurance Fund ("BIF"), (the deposit insurance fund that covers most commercial bank deposits), are statutorily required to be recapitalized to a 1.25% of insured reserve deposits ratio. Until recently, members of the SAIF and BIF were paying average deposit insurance premiums of between 24 and 25 basis points. The BIF met the required reserve in 1995, whereas the SAIF was not expected to meet or exceed the required level until 2002 at the earliest. This situation was primarily due to the statutory requirement that SAIF members make payments on bonds issued in the late 1980s by the Financing Corporation ("FICO") to recapitalize the predecessor to the SAIF.

   In view of the BIF's achieving the 1.25% ratio, the FDIC ultimately adopted a new assessment rate schedule of from 0 to 27 basis points under which 92% of BIF members paid an annual premium of only $2,000. With respect to SAIF member

<PAGE 42>

institutions, the FDIC adopted a final rule retaining the previously existing assessment rate schedule applicable to SAIF member institutions of 23 to 31 basis points. As long as the premium differential continued, it may have had adverse consequences for SAIF members, including reduced earnings and an impaired ability to raise funds in the capital markets. In addition, SAIF members, such as the Bank were placed at a substantial competitive disadvantage to BIF members with respect to pricing of loans and deposits and the ability to achieve lower operating costs.

   On September 30, 1996, the President signed into law the Deposit Insurance Funds Act of 1996 (the "Funds Act") which, among other things, imposed a special one-time assessment on SAIF member institutions, including the Bank, to recapitalize the SAIF. As required by the Funds Act, the FDIC imposed a special assessment of 65.7 basis points on SAIF assessable deposits held as of March 31, 1995, payable November 27, 1996 (the "SAIF Special Assessment"). The SAIF Special Assessment was recognized by the Bank as an expense in the quarter ended September 30, 1996 and is generally tax deductible. The SAIF Special Assessment recorded by the Bank amounted to $572,000 on a pre-tax basis and $350,000 on an after-tax basis.

   The Funds Act also spreads the obligations for payment of the FICO bonds across all SAIF and BIF members. Beginning on January 1, 1997, BIF deposits will be assessed for FICO payment of 1.3 basis points, while SAIF deposits will pay 6.48 basis points. Full pro rata sharing of the FICO payments between BIF and SAIF members will occur on the earlier of January 1, 2000 or the date the BIF and SAIF are merged. The Funds Act specifies that the BIF and SAIF will be merged on January 1, 1999, provided no savings associations remain as of that time.

   As a result of the Funds Act, the FDIC recently voted to effectively lower SAIF assessments to 0 to 27 basis points as of January 1, 1997, a range comparable to that of BIF members.
SAIF members will also continue to make the FICO payments described above. The FDIC also lowered the SAIF assessment schedule for the fourth quarter of 1996 to 18 to 27 basis points. Management cannot predict the level of FDIC insurance assessments on an on-going basis, whether the savings association charter will be eliminated or whether the BIF and SAIF will eventually be merged.

   The Bank's assessment rate for fiscal 1996 ranged from 18 to 23 basis points and the premium paid for this period was $239,000, exclusive of the SAIF Special Assessment. A significant increase in SAIF insurance premiums would likely

<PAGE 43>

have an adverse effect on the operating expenses and results of operations of the Bank.

   Under the FDI Act, insurance of deposits may be terminated by the FDIC upon a finding that the institution has engaged in unsafe or unsound practices, is in an unsafe or unsound condition to continue operations or has violated any applicable law, regulation, rule, order or condition imposed by the FDIC or the OTS. The management of the Bank does not know of any practice, condition or violation that might lead to termination of deposit insurance.

   Thrift Rechartering Legislation. The Funds Act provides that the BIF and SAIF will merge on January 1, 1999 if there are no more savings associations as of that date. That legislation also requires that the Department of Treasury submit a report to Congress by March 31, 1997 that makes recommendations regarding a common financial institutions charter, including whether the separate charters for thrifts and banks should be abolished. Various proposals to eliminate the federal thrift charter, create a uniform financial institutions charter and abolish the OTS have been introduced in Congress. The bills would require federal savings institutions to convert to a national bank or some type of state charter by a specified date (January 1, 1998 in one bill, June 30, 1998 in the other) or they would automatically become national banks. Converted federal thrifts would generally be required to conform their activities to those permitted for the charter selected and divestiture of nonconforming assets would be required over a two year period, subject to two possible one year extensions. State chartered thrifts would become subject to the same federal regulation as applies to state commercial banks. Holding companies for savings institutions would become subject to the same regulation as holding companies that control commercial banks, with a limited grandfather provision for unitary savings and loan holding company activities. The Bank is unable to predict whether such legislation would be enacted, the extent to which the legislation would restrict or disrupt its operations or whether the BIF and SAIF funds will eventually merge.

   Loans to One Borrower. Under the HOLA, savings institutions are generally subject to the limits on loans to one borrower applicable to national banks. Generally, savings institutions may not make a loan or extend credit to a single or related group of borrowers in excess of 15% of its unimpaired capital and surplus. An additional amount may be lent, equal to 10% of unimpaired capital and surplus, if such loan is secured by readily-marketable collateral, which is defined to include

<PAGE 44>

certain financial instruments and bullion. At December 31, 1996, the Bank's limit on loans to one borrower was $3.7 million. At December 31, 1996, the Bank's largest aggregate outstanding balance of loans to one borrower was $2.4 million.

   QTL Test. The HOLA requires savings institutions to meet a QTL test. Under the QTL test, a savings and loan association is required to maintain at least 65% of its "portfolio assets" (total assets less: (i) specified liquid assets up to 20% of total assets; (ii) intangibles, including goodwill; and (iii) the value of property used to conduct business) in certain "qualified thrift investments" (primarily residential mortgages and related investments, including certain mortgage-backed securities) in at least 9 months out of each 12 month period.

   A savings institution that fails the QTL test is subject to certain operating restrictions and may be required to convert to a bank charter. As of December 31, 1996, the Bank maintained 80.4% of its portfolio assets in qualified thrift investments and, therefore, met the QTL test.

   Limitation on Capital Distributions. OTS regulations impose limitations upon all capital distributions by savings institutions, such as cash dividends, payments to repurchase or otherwise acquire its shares, payments to shareholders of another institution in a cash-out merger and other distributions charged against capital. The rule establishes three tiers of institutions, which are based primarily on an institution's capital level. An institution that exceeds all fully phased-in capital requirements before and after a proposed capital distribution ("Tier 1 Bank") and has not been advised by the OTS that it is in need of more than normal supervision, could, after prior notice but without obtaining approval of the OTS, make capital distributions during a calendar year equal to the greater of (i) 100% of its net earnings to date during the calendar year plus the amount that would reduce by one-half its "surplus capital ratio" (the excess capital over its fully phased-in capital requirements) at the beginning of the calendar year or (ii) 75% of its net income for the previous four quarters. Any additional capital distributions would require prior regulatory approval. In the event the Bank's capital fell below its regulatory requirements or the OTS notified it that it was in need of more than normal supervision, the Bank's ability to make capital distributions could be restricted. In addition, the OTS could prohibit a proposed capital distribution by any institution, which would otherwise be permitted by the regulation, if the OTS determines that such distribution would constitute an unsafe or unsound practice. In December 1994, the OTS proposed amendments to its capital distribution regulation that would generally authorize the payment of capital

<PAGE 45>

distributions without OTS approval provided that the payment does not cause the institution to be undercapitalized within the meaning of the prompt corrective action regulation. However, institutions in a holding company structure would still have a prior notice requirement. At December 31, 1996, the Bank was a Tier 1 Bank.

   Liquidity. The Bank is required to maintain an average daily balance of specified liquid assets equal to a monthly average of not less than a specified percentage of its net withdrawable deposit accounts plus short-term borrowings. This liquidity requirement is currently 5% but may be changed from time to time by the OTS to any amount within the range of 4% to 10% depending upon economic conditions and the savings flows of member institutions. OTS regulations also require each member savings institution to maintain an average daily balance of short-term liquid assets at a specified percentage (currently 1%) of the total of its net withdrawable deposit accounts and borrowings payable in one year or less. Monetary penalties may be imposed for failure to meet these liquidity requirements. The Bank's liquidity and short-term liquidity ratios for December 31, 1996 were 29.19% and 23.33%, respectively, which exceeded the applicable requirements. The Bank has never been subject to monetary penalties for failure to meet its liquidity requirements.

   Assessments. Savings institutions are required to pay assessments to the OTS to fund the agency's operations. The general assessments, paid on a semi-annual basis, are computed upon the savings institution's total assets, including consolidated subsidiaries, as reported in the Bank's latest quarterly thrift financial report. The assessments paid by the Bank for the fiscal year ended December 31, 1996 totaled $43,000.

   Branching.   OTS regulations permit nationwide branching by
federally chartered savings institutions to the extent allowed by federal statute. This permits federal savings institutions to establish interstate networks and to geographically diversify their loan portfolios and lines of business. The OTS authority preempts any state law purporting to regulate branching by federal savings institutions.

   Transactions with Related Parties. The Bank's authority to engage in transactions with related parties or "affiliates" (e.g., any company that controls or is under common control with an institution, including the Company and its non-savings institution subsidiaries) is limited by Sections 23A and 23B of

<PAGE 46>

the Federal Reserve Act ("FRA"). Section 23A limits the aggregate amount of covered transactions with any individual affiliate to 10% of the capital and surplus of the savings institution. The aggregate amount of covered transactions with all affiliates is limited to 20% of the savings institution's capital and surplus. Certain transactions with affiliates are required to be secured by collateral in an amount and of a type described in Section 23A and the purchase of low quality assets from affiliates is generally prohibited. Section 23B generally provides that certain transactions with affiliates, including loans and asset purchases, must be on terms and under circumstances, including credit standards, that are substantially the same or at least as favorable to the institution as those prevailing at the time for comparable transactions with non-affiliated companies. In addition, savings institutions are prohibited from lending to any affiliate that is engaged in activities that are not permissible for bank holding companies and no savings institution may purchase the securities of any affiliate other than a subsidiary.

   The Bank's authority to extend credit to executive officers, directors and 10% shareholders ("insiders"), as well as entities such persons control, is governed by Sections 22(g) and 22(h) of the FRA and Regulation O thereunder. Among other things, such loans are required to be made on terms substantially the same as those offered to unaffiliated individuals and to not involve more than the normal risk of repayment. Recent legislation created an exception for loans made pursuant to a benefit or compensation program that is widely available to all employees of the institution and does not give preference to insiders over other employees. Regulation O also places individual and aggregate limits on the amount of loans the Bank may make to insiders based, in part, on the Bank's capital position and requires certain board approval procedures to be followed.

   Enforcement. Under the FDI Act, the OTS has primary enforcement responsibility over savings institutions and has the authority to bring actions against the institution and all institution-affiliated parties, including stockholders, and any attorneys, appraisers and accountants who knowingly or recklessly participate in wrongful action likely to have an adverse effect on an insured institution. Formal enforcement action may range from the issuance of a capital directive or cease and desist order to removal of officers and/or directors to institution of receivership, conservatorship or termination of deposit insurance. Civil penalties cover a wide range of violations and can amount to $25,000 per day, or even $1 million per day in especially egregious cases. Under the FDI Act, the

<PAGE 47>

FDIC has the authority to recommend to the Director of the OTS enforcement action to be taken with respect to a particular savings institution. If action is not taken by the Director, the FDIC has authority to take such action under certain circumstances. Federal law also establishes criminal penalties for certain violations.

   Standards for Safety and Soundness. The federal banking agencies have adopted Interagency Guidelines Prescribing Standards for Safety and Soundness ("Guidelines") and a final rule to implement safety and soundness standards required under the FDI Act. The Guidelines set forth the safety and soundness standards that the federal banking agencies use to identify and address problems at insured depository institutions before capital becomes impaired. The standards set forth in the Guidelines address internal controls and information systems; internal audit system; credit underwriting; loan documentation; interest rate risk exposure; asset growth; asset quality; earnings; and compensation, fees and benefits. If the appropriate federal banking agency determines that an institution fails to meet any standard prescribed by the Guidelines, the agency may require the institution to submit to the agency an acceptable plan to achieve compliance with the standard, as required by the FDI Act. The final rule establishes deadlines for the submission and review of such safety and soundness compliance plans when such plans are required.

Federal Reserve System

   The Federal Reserve Board regulations require savings institutions to maintain non-interest earning reserves against their transaction accounts (primarily NOW and regular checking accounts). The Federal Reserve Board regulations generally require that reserves be maintained against aggregate transaction accounts as follows: for accounts aggregating $49.3 million or less (subject to adjustment by the Federal Reserve Board) the reserve requirement is 3%; and for accounts aggregating greater than $49.30 million, the reserve requirement is $1.48 million plus 10% (subject to adjustment by the Federal Reserve Board between 8% and 14%) against that portion of total transaction accounts in excess of $49.3 million. The first $4.4 million of otherwise reservable balances (subject to adjustments by the Federal Reserve Board) are exempted from the reserve requirements. The Bank is in compliance with the foregoing requirements. The balances maintained to meet the reserve requirements imposed by the Federal Reserve Board may be used to satisfy liquidity requirements imposed by the OTS.

<PAGE 48>

                    FEDERAL AND STATE TAXATION

Federal Taxation

   General. The Company and the Bank report their income on a consolidated basis using the accrual method of accounting, and are subject to federal income taxation in the same manner as other corporations with some exceptions, including particularly the Bank's reserve for bad debts discussed below. The following discussion of tax matters is intended only as a summary and does not purport to be a comprehensive description of the tax rules applicable to the Bank or the Company. Neither the Company or the Bank have been audited by the IRS during the last five years. For the 1996 taxable year, the Company and the Bank are subject to a maximum federal income tax rate of 39%.

   Bad Debt Reserves. For fiscal years beginning prior to December 31, 1995, thrift institutions which qualified under certain definitional tests and other conditions of the Internal Revenue Code of 1986 (the "Code") were permitted to use certain favorable provisions to calculate their deductions from taxable income for annual additions to their bad debt reserve. A reserve could be established for bad debts on qualifying real property loans (generally secured by interests in real property improved or to be improved) under (i) the Percentage of Taxable Income Method (the "PTI Method") or (ii) the Experience Method. The reserve for nonqualifying loans was computed using the Experience Method.

   The Small Business Job Protection Act of 1996 (the "1996 Act"), which was enacted on August 20, 1996, requires savings institutions to recapture (i.e., take into income) certain portions of their accumulated bad debt reserves. The 1996 Act repeals the reserve method of accounting for bad debts effective for tax years beginning after 1995. Thrift institutions that would be treated as small banks are allowed to utilize the Experience Method applicable to such institutions, while thrift institutions that are treated as large banks (those generally exceeding $500 million in assets) are required to use only the specific charge-off method. Thus, the PTI Method of accounting for bad debts is no longer available for any financial institution.

   A thrift institution required to change its method of computing reserves for bad debts will treat such change as a change in method of accounting, initiated by the taxpayer, and having been made with the consent of the IRS. Any Section 481(a) adjustment required to be taken into income with respect

<PAGE 49>

to such change generally will be taken into income ratably over a six-taxable year period, beginning with the first taxable year beginning after 1995, subject to the residential loan requirement.

   Under the residential loan requirement provision, the recapture required by the 1996 Act will be suspended for each of two successive taxable years, beginning with the Bank's current taxable year, in which the Bank originates a minimum of certain residential loans based upon the average of the principal amounts of such loans made by the Bank during its six taxable years preceding its current taxable year.

   Under the 1996 Act, for its current and future taxable years, the Bank is permitted to make additions to its tax bad debt reserves. In addition, the Bank is required to recapture (i.e.,take into income) over a six year period the excess of the balance of its tax bad debt reserves as of December 31, 1995, other than its supplemental reserve for losses on loans, over the balance of such reserves as of September 30, 1988. As a result of such recapture, the Bank will incur an additional tax liability of approximately $125,000 which is generally expected to be taken into income beginning in 1998 over a six year period.

   Distributions. Under the 1996 Act, if the Bank makes "non-dividend distributions" to the Company, such distributions will be considered to have been made from the Bank's unrecaptured tax bad debt reserves (including the balance of its reserves as of December 31, 1987) to the extent thereof, and then from the Bank's supplemental reserve for losses on loans, to the extent thereof, and an amount based on the amount distributed (but not in excess of the amount of such reserves) will be included in the Bank's income. Non-dividend distributions include distributions in excess of the Bank's current and accumulated earnings and profits, as calculated for federal income tax purposes, distributions in redemption of stock, and distributions in partial or complete liquidation. Dividends paid out of the Bank's current or accumulated earnings and profits will not be so included in the Bank's income.

   The amount of additional taxable income triggered by a non-dividend is an amount that, when reduced by the tax attributable to the income, is equal to the amount of the distribution.
Thus, if the Bank makes a non-dividend distribution to the Company, approximately one and one-half times the amount of such distribution (but not in excess of the amount of such reserves) would be includable in income for federal income tax purposes, assuming a 35% federal corporate income tax rate. The Bank does

<PAGE 50>

not intend to pay dividends that would result in a recapture of any portion of its bad debt reserves.

   SAIF Recapitalization Assessment. The Funds Act levied a 65.7-cent fee on every $100 of thrift deposits held on March 31, 1995. For financial statement purposes, this assessment was reported as an expense for the quarter ended September 30, 1996. The Funds Act includes a provision which states that the amount of any special assessment paid to capitalize SAIF under this legislation is deductible under Section 162 of the Code in the year of payment.

State and Local Taxation

   State of Illinois. The Company files a consolidated Illinois income tax return. For Illinois income tax purposes, the Company is taxed at an effective rate equal to 7.2% of Illinois Taxable Income. For these purposes, "Illinois Taxable Income" generally means federal taxable income, subject to certain adjustments (including the addition of interest income on state and municipal obligations and the exclusion of interest income on United States Treasury obligations). The exclusion of income on United State Treasury obligations has the effect of reducing the Illinois taxable income of the Bank.

   Delaware Taxation. As a Delaware holding company not earning income in Delaware, the Company is exempted from Delaware corporation income tax but is required to file an annual report with and pay an annual franchise tax to the State of Delaware.

Impact of New Accounting Standards

   Mortgage Servicing Rights. During 1995, the Financial Accounting Standards Board ("FASB") issued SFAS No. 122, Accounting for Mortgage Servicing Rights. SFAS No. 122 pertains to mortgage banking enterprises and financial institutions that conduct operations that are substantially similar to the primary operations of mortgage banking enterprises. SFAS No. 122 eliminates the accounting distinction between mortgage servicing rights that are acquired through loan origination activities and those acquired through purchase transactions. Under SFAS No. 122, if a mortgage banking enterprise sells or securitizes loans and retains the mortgage servicing rights, the enterprise must allocate the total cost of the mortgage loans to the mortgage servicing rights and the loans (without the rights) based on their relative fair values if it is practicable to estimate those fair values. If it is not practicable, the entire cost should be allocated to the mortgage loans and no cost should be

<PAGE 51>

allocated to the mortgage servicing rights. An entity would measure impairment of mortgage servicing rights and loans based on the excess of the carrying amount of the mortgage servicing rights portfolio over the fair value of that portfolio.

   SFAS No. 122 is to be applied prospectively in fiscal years beginning after December 15, 1995, to transactions in which an entity acquires mortgage servicing right and to impairment evaluations of all capitalized mortgage servicing rights. The adoption of SFAS No. 122 had no material impact in 1996 on the Company's financial condition and results of operations.

   Stock-Based Compensation. The FASB has issued No. SFAS 123, Accounting for Stock-Based Compensation. SFAS No. 123 establishes a fair value based method of accounting for stock-based compensation plans. The FASB encourages all entities to adopt this method of accounting for all arrangements under which employees receive shares of stock or other equity instruments of the employer, or the employer incurs liabilities to employees in amounts based on the price of its stock.

   Due to the extremely controversial nature of this project, SFAS No. 123 permits a company to continue the accounting for stock-based compensation prescribed in Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees. If a company elects that option, pro forma disclosures of net income (and EPS, if presented) are required in the notes to the financial statements as if the provisions of SFAS No. 123 had been used to measure stock-based compensation. The disclosure requirements of Opinion No. 25 have been superseded by the disclosure requirements of this Statement. Once an entity adopts the fair value based method for accounting for these transactions, that election cannot be reversed.

   Equity instruments granted or otherwise transferred directly to an employee by a principal stockholder are stock-based employee compensation to be accounted for in accordance with either Opinion 25 or SFAS No. 123 unless the transfer clearly is for a purpose other than compensation. The accounting requirements of SFAS No. 123 became effective for transactions entered into in fiscal years beginning after December 15, 1995, and the disclosure requirements became effective for financial statements for fiscal years beginning after December 15, 1995. Pro forma disclosures required for entities that elect to continue to measure compensation cost using Opinion 25 must include the effect of all awards granted in fiscal years beginning after December 15, 1994. During the initial phase-in period, the effects of applying this Statement are not likely to

<PAGE 52>

be representative of the effects on reported net income for future years because options vest over several years and additional awards generally are made each year.

   Although the Company has elected to follow APB No. 25, SFAS
No. 123 requires pro forma disclosures of net income and earnings per share as if the Company had accounted for its stock options under SFAS No. 123. These disclosures are included in the notes to the financial statements.

   Transfers and Servicing of Financial Assets and Extinguishments of Liabilities. SFAS No. 125, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, supersedes SFAS No. 122 and, except as amended by SFAS No. 127, will be effective for all transfers and servicing of financial assets and extinguishments of liabilities occurring after December 31, 1996. SFAS No. 125 provides accounting and reporting standards for transfers and servicing of financial assets and extinguishments of liabilities based on consistent application of a financial-components approach that focuses on control. It distinguishes transfers of financial assets that are sales from transfers that are secured borrowings. Under the financial-components approach, after a transfer of financial assets, an entity recognizes all financial assets it no longer controls and liabilities that have been extinguished. The financial-components approach focuses on the assets and liabilities that exist after the transfer. Many of these assets and liabilities are components of financial assets that existed prior to the transfer. If a transfer does not meet the criteria for a sale, the transfer is accounted for as a secured borrowing with a pledge of collateral.

   The FASB was made aware that the volume of certain transactions and the related changes to information systems and accounting processes that are necessary to comply with the requirements of SFAS No. 125 would make it extremely difficult, if not impossible, for some affected enterprises to apply the transfer and collateral provisions of SFAS No. 125 to those transactions as soon as January 1, 1997. As a result, SFAS No. 127 defers for one year the effective date for specified transactions.

   Management does not anticipate that the adoption of this Statement will have a material impact on the earnings or the financial statements of the Company.

<PAGE 53>

Item 2.   Description of Property.

   The Bank conducts its business through an administrative office located in Champaign and two branch offices. The Company believes that the Bank's current facilities are adequate to meet the present and immediately foreseeable needs of the Bank and the Company. The following table sets forth certain information relating to the Bank's administrative and branch offices.

<PAGE 54>

                                                                           Net Book Value
                                                                           of Property or
                                                Original                     Leasehold
                                      Leased      Date                     Improvements at
                                        or      Leased or   Date of Lease    December 31,
Location                               Owned    Acquired      Expiration        1996
                                      -------   ---------   -------------  --------------
Administrative and Branch Office:
1311 South Neil Street
Champaign, Illinois                    owned     04/12/93         --        $ 5,306,000

Branch Offices:
1912 West Springfield (1)
Champaign, Illinois                   leased     12/01/79      12/01/04         258,000

301 West Springfield
Urbana, Illinois                       owned     01/27/80         --            822,000
                                                                             -----------
                                                                   Total    $ 6,386,000

                                                                             ===========

---------------
(1) The Bank has the option to extend the lease term for four consecutive ten-year periods.

<PAGE 55>

   The Bank presently owns electronic data processing equipment, consisting of personal computers and printers, with an approximate net book value of $183,000. In December 1996, the Company purchased item processing equipment totaling $151,000 that was not placed in service until January, 1997. The Bank does not provide data processing services for other financial institutions and out sources most of its own data processing to a local service bureau. Beginning in January, 1997, the Bank began to process all checks and other items internally. Previously, the Bank used another local financial institution to process checks.

Item 3.   Legal Proceedings.

   The Bank is not involved in any pending legal proceedings other than routine legal proceedings occurring in the ordinary course of business. Such routine legal proceedings in the aggregate are believed by management to be immaterial to the Company's and the Bank's financial condition or results of operations.

Item 4.   Submission of Matters to a Vote of Security Holders.

   During the quarter ended December 31, 1996, no matters were submitted to a vote of security holders through a solicitation of proxies or otherwise.

                            PART II

Item 5.   Market for Common Equity and Related Stockholder
          Matters.

   Information relating to the market for Registrant's common stock and related stockholder matters appears under "Shareholder
Information" in the 1996 Annual Report to Stockholders on pages
68 through 69 and is incorporated herein by reference.

Item 6.   Management's Discussion and Analysis or Plan of
          Operation.

   The above captioned information appears under the caption
"Management's Discussion and Analysis or Plan of Operation" in the 1996 Annual Report to Stockholders on pages 46 to 68 and is incorporated herein by reference.

<PAGE 56>

Item 7.   Financial Statements

   The Consolidated Financial Statements of Great American Bancorp, Inc. and its subsidiary as of December 31, 1996 and September 30 1995, together with the report of Geo. S. Olive & Co. LLC appears in the 1996 Annual Report to Stockholders on pages 12 to 45 and is incorporated herein by reference.

Item 8.   Changes In and Disagreements With Accountants on
          Accounting and Financial Disclosure

          None

                                 PART III

Item 9.   Directors, Executive Officers, Promoters and Control
          Persons; Compliance with Section 16(a) of the Exchange
          Act.

   The information relating to directors and executive officers of the Registrant is incorporated herein by reference to the Registrant's Proxy Statement for the Annual Meeting of Stock holders to be held on April 29, 1997 at pages 5 through 7, which will be filed within 120 days of the Registrant's fiscal year end.

Item 10.  Executive Compensation

   The information relating to executive and director compensa tion is incorporated herein by reference to the Registrant's Proxy Statement for the Annual Meeting of Stockholders to be held on April 29, 1997 at pages 8 through 11, which will be filed within 120 days of the Registrant's fiscal year end.

Item 11.  Security Ownership of Certain Beneficial Owners and
          Management

The information relating to security ownership of certain beneficial owners and management is incorporated herein by ref erence to the Registrant's Proxy Statement for the Annual Meet ing of Stockholders to be held on April 29, 1997 at pages 3 through 4, which will be filed within 120 days of the Regis trant's fiscal year end.

<PAGE 57>

Item 12.  Certain Relationships and Related Transactions

The information relating to certain relationships and related transactions is incorporated herein by reference to the Regis trant's Proxy Statement for the Annual Meeting of Stockholders to be held on April 29, 1997 at page 11, which will be filed within 120 days of the Registrant's fiscal year end.

Item 13.  Exhibits and Reports on Form 8-K.

   (a) The following documents are filed as a part of this report:

       (1)   Financial Statements

       Consolidated Financial Statements of the Company are in corporated by reference to the following indicated pages of the 1996 Annual Report to Stockholders.


       Independent Auditor's Report . . . . . . . . . . . . . . . . . . 12

       Consolidated Balance Sheet as of
        December 31, 1996 and September 30, 1995. . . . . . . . . . .13-14

       Consolidated Statement of Income for the fifteen
        months ended December 31, 1996 and the year ended
        September 30, 1995. . . . . . . . . . . . . . . . . . . . . .15-17

       Consolidated Statement of Stockholders' Equity for
        the fifteen months ended December 31, 1996 and
        September 30, 1995. . . . . . . . . . . . . . . . . . . . . .18-19

       Consolidated Statement of Cash Flows for the fifteen
        months ended December 31, 1996 and the year ended
        September 30, 1995. . . . . . . . . . . . . . . . . . . . . .20-21

       Notes to Consolidated Financial Statements . . . . . . . . . .22-45

       The remaining information appearing in the 1996 Annual
       Report to Stockholders is not deemed to be filed as part of this report, except as expressly provided herein.

       (2)   Schedules

       All schedules are omitted because they are not required or applicable, or the required information is shown in the consolidated financial statements or the notes thereto.

<PAGE 58>

       (3) Exhibits

       The following exhibits are filed as part of this report:

     3.1    Certificate of incorporation of Great American
            Bancorp, Inc.*
     3.2    Bylaws of Great American Bancorp, Inc.*
     4.0    Stock Certificate of Great American Bancorp, Inc.*
    10.1 First Federal Savings Bank of Champaign-Urbana Employee Stock Ownership Plan*
    10.2 Form of Employment Agreement between First Federal Savings Bank of Champaign-Urbana and George R. Rouse*
    10.3 Form of Employment Agreement between Great American Bancorp, Inc. and George R. Rouse*
    10.4 Form of Change of Control Agreements between First Federal Savings Bank of Champaign-Urbana and Jane F. Adams, Dale Pelg and Melinda Waller.*
    10.5    Great American Bancorp, Inc. 1995 Incentive Plan**
    10.6    Great American Bancorp, Inc. 1995 Incentive Plan
            (as amended and restated as of January 13, 1997)
            (filed herewith)
    11.0    Computation of earnings per share (filed herewith)
    13.0 1996 Annual Report to Stockholders (only portions incorporated by reference filed herewith)
    21.0 Subsidiary information is incorporated herein by reference to "Part I - Subsidiaries"
    27.0    Financial Data Schedule
            ___________________

       * Incorporated herein by reference into this document from the Exhibits to Form S-1, Registration
            Statement, as amended, filed on March 24, 1995, Registration No. 33-90614.

      ** Incorporated herein by reference into this document from the Registrant's Proxy Statement for the Annual Meeting of Stockholders held on February 14, 1996 which was filed on January 11, 1996 at Exhibit A.

   (b)    Reports on Form 8-K

   The Registrant filed a Report on Form 8-K on December 10, 1996. The Report on Form 8-K incorporated by reference a press release dated December 10, 1996 which announced that the Company had received regulatory clearance to purchase up to 5% or 92,630 of its outstanding common stock.

<PAGE 59>

                            SIGNATURES

Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
                                   GREAT AMERICAN BANCORP, INC.

Date:    March 26, 1997            By:   /s/ George R. Rouse
     -----------------------          -------------------------
                                   George R. Rouse
                                   President, Chief Executive
                                   Officer and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons in the capacities and on the dates indicated.

Date:      March 26, 1997          By:   /s/ George R. Rouse
     -----------------------          -------------------------
                                   George R. Rouse
                                   President, Chief Executive
                                   Officer and Director

Date:      March 27, 1997          By:   /s/ Morgan C. Powell
     -----------------------          -------------------------
                                   Morgan C. Powell
                                   Chairman of the Board
                                   of Directors

Date:      March 27, 1997          By:   /s/ James Acheson
     -----------------------          -------------------------
                                   James Acheson, Director

Date:      March 27, 1997          By:   /s/ Clinton C. Atkins
     -----------------------          -------------------------
                                   Clinton C. Atkins, Director

Date:      March 27, 1997          By:   /s/ Ronald Kiddoo
     -----------------------          -------------------------
                                   Ronald Kiddoo, Director

Date:      March 26, 1997          By:   /s/ Jane F. Adams
     -----------------------          -------------------------
                                   Jane F. Adams
                                   Chief Financial Officer,
                                   Secretary and Treasurer
                                   (Principal Senior Accounting
                                   and Financial Officer)
<PAGE 60>


Exhibit 10.6

                   GREAT AMERICAN BANCORP, INC.
                       1995 INCENTIVE PLAN
        (AS AMENDED AND RESTATED AS OF JANUARY 13, 1997)

1.   DEFINITIONS.

     (a) "Affiliate" means (i) a member of a controlled group of corporations of which the Holding Company is a member or (ii) an unincorporated trade or business which is under common control with the Holding Company as determined in accordance with Section 414(c) of the Internal Revenue Code of 1986, as amended, (the "Code") and the regulations issued thereunder. For purposes hereof, a "controlled group of corporations" shall mean a controlled group of corporations as defined in Section 1563(a) of the Code determined without regard to Section 1563(a)(4) and
(e)(3)(C).

     (b) "Alternate Option Payment Mechanism" refers to one of several methods available to a Participant to fund the exercise of a stock option set out in Section 14. These mechanisms include: broker assisted cashless exercise and stock for stock exchange.

     (c) "Award" means a grant of one or some combination of one or more Non-statutory Stock Options, Incentive Stock
Options, option related rights and Stock Awards under the provisions of this Plan.

     (d)  "Bank" means First Federal Savings Bank of Champaign-
Urbana.

     (e) "Board of Directors" or "Board" means the board of directors of the Holding Company.

     (f) "Change in Control" means a change in control of the Bank or Holding Company of a nature that; (i) would be required to be reported in response to Item 1 of the current report on Form 8-K, as in effect on the date hereof, pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"); or (ii) results in a Change in Control within the meaning of the Home Owners' Loan Act of 1933, as amended ("HOLA") and the Rules and Regulations promulgated by the Office of Thrift Supervision ("OTS") (or its predecessor agency), as in effect on the date hereof (provided, that in applying the definition of change in control as set forth under such rules and regulations the Board shall substitute its judgment for that of the OTS); or (iii) without limitation such a Change in Control shall be deemed to have occurred at such time as (A) any "person" (as the term is used in Sections 13(d) and 14(d) of the Exchange Act) is or becomes the "beneficial owner" (as defined in Rule 13d-3 under the Exchange Act), directly or indirectly, of securities of the Bank or the Holding Company representing 20% or more of the Bank's or the Holding Company's outstanding securities except for any securities of the Bank purchased by the Holding Company and any securities purchased by any tax qualified employee benefit plan of the Bank; or (B) individuals who constitute the Board on the date hereof (the "Incumbent Board") cease for any reason to constitute at least a majority thereof, provided that any person becoming a director subsequent to the date hereof whose election was approved by a vote of at least three-quarters of the directors comprising the Incumbent Board, or whose nomination for election by the Holding Company's stockholders was approved by the same Nominating Committee serving under an Incumbent Board, shall be, for purposes of this clause (B), considered as though he were a member of the Incumbent Board; or (C) a plan of reorganization, merger, consolidation, sale of all or substantially all the assets of the Bank or the Holding Company or similar transaction occurs in which the Bank or Holding Company is not the resulting entity; or (D) a solicitation of shareholders of the Holding Company, by someone other than the current management of the Holding Company, seeking stockholder approval of a plan of reorganization, merger or consolidation of the Holding Company or Bank or similar transaction with one or more corporations, as a result of which the outstanding shares of the class of securities then subject to the plan are exchanged for or converted into cash or property or securities not issued by the Bank or the Holding Company; or (E) a tender offer is made for 20% or more of the voting securities of the Bank or the Holding Company.

     (g) "Code" means the Internal Revenue Code of 1986, as amended.

     (h) "Committee" means a committee consisting of at least two members of the Board of Directors who are defined as Non-
Employee Directors as such term is defined under Rule 16b-
3(b)(3)(i) under the Exchange Act as promulgated by the Securities and Exchange Commission.

     (i)  "Common Stock" means the Common Stock of the Holding
Company, par value, $.01 per share or any stock exchanged for shares of Common Stock pursuant to Section 17 hereof.

     (j)  "Date of Grant" means the effective date of an Award.

     (k) "Disability" means the permanent and total inability by reason of mental or physical infirmity, or both, of a Participant to perform the work customarily assigned to him. Additionally, a medical doctor selected or approved by the Board of Directors must advise the Committee that it is either not possible to determine when such Disability will terminate or that it appears probable that such Disability will be permanent during the remainder of said Participant's lifetime.

     (l) "Dividend Equivalent Rights" means the right to receive an amount of cash based upon the terms set forth in
Section 10.

     (m) "Effective Date" means February 14, 1996, the effective date of the Plan.

     (n) "Employee" means any person who is currently employed by the Holding Company or an Affiliate, including officers, but such term shall not include Outside Directors.

     (o) "Employee Participant" means an Employee who holds an outstanding Award under the terms of the Plan.

     (p) "Exercise Price" means the purchase price per share of Common Stock deliverable upon the exercise of each Option in order for the option to be exchanged for shares of Common Stock.

      (q) "Fair Market Value" means, when used in connection with the Common Stock on a certain date, the average of the high and low bid prices of the Common Stock as reported by the National Association of Securities Dealers Automated Quotation System ("NASDAQ") or the New York Stock Exchange ("NYSE") (as published by the Wall Street Journal, if published) on such date or if the Common Stock was not traded on such date, on the next preceding day on which the Common Stock was traded thereon or the last previous date on which a sale is reported. If the Common Stock is not reported on the NASDAQ or the NYSE, the Fair Market Value of the Common Stock is the value so determined by the Board in good faith.

     (r)  "Holding Company" means Great American Bancorp, Inc.

     (s) "Incentive Stock Option" means an Option granted by the Committee to a Participant, which Option is designated by the Committee as an Incentive Stock Option pursuant to Section
7.

     (t) "Limited Right" means the right to receive an amount of cash based upon the terms set forth in Section 8.

     (u) "Non-statutory Stock Option" means an Option granted by the Committee to a Participant pursuant to Section 6, which is not designated by the Committee as an Incentive Stock Option or which is redesignated by the Committee under Section 7 as a Non-Statutory Stock Option.

     (v) "Option" means the right to buy a fixed amount of Common Stock at the Exercise Price within a limited period of time designated as the term of the option as granted under
Section 6 or 7 of the Plan.

     (w)  "Outside Director Participant" means an Outside
Director who holds an outstanding Award under the terms of the Plan

     (x) "Outside Director" means a member of the Board of Directors of the Holding Company or its Affiliates, who is not also an Employee.

     (y)  "Participant" means collectively an Employee
Participant and/or Outside Director Participant who holds an outstanding Award under the terms of the Plan.

     (z)  "Plan" means the Amended and Restated Great American
Bancorp, Inc. 1995 Incentive Plan.

     (aa) "Retirement" with respect to a Participant means termination of employment which constitutes retirement under any tax qualified plan maintained by the Bank. However, "Retirement" will not be deemed to have occurred for purposes of this Plan if a Participant continues to serve on the Board of Directors of the Holding Company or its Affiliates even if such Participant is receiving retirement benefits under any retirement plan of the Holding Company or its Affiliates. With respect to an Outside Director, "Retirement" means the termination of service from the Board of Directors of the Holding Company or its Affiliates following written notice to the Board as a whole of such Outside Director's intention to retire or retirement as determined by the Holding Company (or Affiliate's) bylaws, or by reaching age 65, except that an Outside Director shall not be deemed to have retired for purposes of the Plan in the event he continues to serve as a consultant to the Board or as an advisory director.

     (bb) "Stock Awards" are Awards of Common Stock which may vest immediately or over a period of time. Vesting of Stock Awards under Section 9 of this Plan may be contingent upon the occurrence of specified events or the attainment of specified performance goals.

     (cc) "Termination for Cause" shall mean termination because of a material loss to the Holding Company or one of its subsidiaries caused by the Participant's intentional failure to perform stated duties, personal dishonesty, willful violation of any law, rule, regulation, (other than traffic violations or similar offenses) or final cease and desist order. No act, or the failure to act, on Participant's part shall be "willful" unless done, or omitted to be done, not in good faith and without reasonable belief that the action or omission was in the best interest of the Holding Company or its subsidiaries.

     (dd) "Trust" means a trust established by the Board in connection with this Plan to hold Plan assets for the purposes set forth herein.

     (ee) "Trustee" means that person or persons and entity or entities approved by the Board to hold legal title to any of the Trust assets for the purposes set forth herein.


2.   ADMINISTRATION.

     (a) The Plan shall be administered by the Committee. The Committee is authorized, subject to the provisions of the Plan, to establish such rules and regulations as it deems necessary for the proper administration of the Plan and to make whatever determinations and interpretations in connection with the Plan it deems necessary or advisable. All determinations and interpretations made by the Committee shall be binding and conclusive on all Participants in the Plan and on their legal representatives and beneficiaries.

     (b) Awards to Outside Directors of Holding Company or its affiliates shall be granted by the Board of Directors or the Committee, pursuant to the terms of this Plan. .


3.   TYPES OF AWARDS.

     The following Awards may be granted under the Plan:

     (a)  Non-statutory Stock Options;
     (b)  Incentive Stock Options;
     (c)  Stock Awards
     (d)  Dividend Equivalent Rights
     (e)  Equitable Adjustment Rights


4.   STOCK SUBJECT TO THE PLAN.

     Subject to adjustment as provided in Section 17, the maximum number of shares reserved for Awards under the Plan is 287,385 which number may not be excess of 14% of the outstanding shares of the Common Stock determined immediately as of the Effective Date. Subject to adjustment as provided in Section 17 the maximum number of shares reserved hereby for purchase pursuant to the exercise of Options and Option-related Awards granted under the Plan is 205,275, which number is not in excess of the 10% of the outstanding shares of Common Stock as of the Effective Date. The maximum number of the shares reserved for award as Stock Awards is 82,110 which number is not in excess of 4% of the outstanding shares of Common Stock as of the Effective Date. These shares of Common Stock may be either authorized but unissued shares or authorized shares previously issued and reacquired by the Holding Company or the Trustee. To the extent that Options and Stock Awards are granted under the Plan, the shares underlying such Awards will be unavailable for any other use including future grants under the Plan except that, to the extent that Options terminate, expire, are forfeited or are canceled without having been exercised (in the case of Limited Rights, exercised for cash), new Awards may be made with respect to these shares.

5.   ELIGIBILITY.

     Subject to the terms herein, Employees and Outside
Directors shall be eligible to receive Awards under the Plan

6.   NON-STATUTORY STOCK OPTIONS.

     The Committee may, subject to the limitations of the Plan, from time to time, grant Non-statutory Stock Options to Employees and Outside Directors, upon such terms and conditions as the Committee may determine, and grant Non-statutory Stock Options in exchange for and upon surrender of previously granted Awards under this Plan under such terms and conditions as the Committee may determine. Non-statutory Stock Options granted under this Plan are subject to the following terms and conditions:

     (a) Exercise Price. The Exercise Price of each Non-statutory Stock Option shall be determined by the Committee on the date the option is granted. Such Exercise Price shall not be less than 100% of the Fair Market Value of the Common Stock on the Date of Grant. Common Stock underlying such Non-statutory Options may be purchased only upon full payment of the Exercise Price or upon operation of an Alternate Option Payment Mechanism set out in Section 13 of the Plan.

     (b) Terms of Non-statutory Stock Options. The term during which each Non-statutory Stock Option may be exercised shall be determined by the Committee, but in no event shall a Non-statutory Stock Option be exercisable in whole or in part more than 10 years from the Date of Grant. The Committee shall determine the date on which each installment of a Non-statutory Stock Option shall become exercisable. Each installment may be purchased in whole or in part at any time during the term of such Non-statutory Stock Option after such installment becomes exercisable. The Committee may, in its sole discretion, accelerate the time at which any Non-statutory Stock Option may
be exercised in whole or in part.   The acceleration of any Non-
statutory Stock Option under the authority of this paragraph creates no right, expectation or reliance on the part of any other Participant or that certain Participant regarding any other unaccelerated Non-statutory Stock Options.

     (c) Termination of Employment or Service. Notwithstanding any provisions set forth herein or contained in any Agreement relating to an award of an Option, in the event of termination of employment or service for Disability or death, all Non-statutory Stock Options shall immediately vest and be exercisable for one year after such termination, and in the event of Termination for Cause all rights under the Participant's Non-statutory Stock Options shall expire immediately upon termination. In no event shall a Non-statutory Stock Option be exercisable beyond the expiration of its term.

7.   INCENTIVE STOCK OPTIONS.

     The Committee may, subject to the limitations of the Plan and the availability of shares reserved but unawarded under the Plan, from time to time, grant Incentive Stock Options to Employees. Incentive Stock Options granted pursuant to the Plan shall be subject to the following terms and conditions:

     (a) Exercise Price. The Exercise Price of each Incentive Stock Option shall be not less than 100% of the Fair Market Value of the Common Stock on the Date of Grant. However, if at the time an Incentive Stock Option is granted to an Employee Participant, the Employee Participant owns Common Stock representing more than 10% of the total combined voting securities of the Holding Company (or, under Section 424(d) of the Code, is deemed to own Common Stock representing more than 10% of the total combined voting power of all classes of stock of the Holding Company, by reason of the ownership of such classes of stock, directly or indirectly, by or for any brother, sister, spouse, ancestor or lineal descendent of such Employee Participant, or by or for any corporation, partnership, estate or trust of which such Employee Participant is a shareholder, partner or beneficiary), ("10% Owner"), the Exercise Price per share of Common Stock deliverable upon the exercise of each Incentive Stock Option shall not be less than 110% of the Fair
Market Value of the Common Stock on the Date of Grant.   Shares
may be purchased only upon payment of the full Exercise Price or upon operation of an Alternate Option Payment Mechanism set out in Section 13 of the Plan.

     (b) Amounts of Incentive Stock Options. Incentive Stock Options may be granted to any Employee in such amounts as determined by the Committee; provided that the amount granted is consistent with the terms of Section 422 of the Code. In the case of a stock option intended to qualify as an Incentive Stock Option, the aggregate Fair Market Value (determined as of the time the Option is granted) of the Common Stock with respect to which Incentive Stock Options granted are exercisable for the first time by the Employee Participant during any calendar year (under all plans of the Employee Participant's employer corporation and its parent and subsidiary corporations) shall not exceed $100,000. The provisions of this Section 7(b) shall be construed and applied in accordance with Section 422(d) of the Code and the regulations, if any, promulgated thereunder.
To the extent an Award under this Section 7 exceeds this $100,000 limit, the portion of the Award in excess of such limit shall be deemed a Non-statutory Stock Option. The Committee shall have discretion to redesignate Options granted as Incentive Stock Options as Non-Statutory Stock Options. Such Non-statutory Stock Options shall be subject to Section 6 of the Plan.

     (c) Terms of Incentive Stock Options. The term during which each Incentive Stock Option may be exercised shall be determined by the Committee, but in no event shall an Incentive Stock Option be exercisable in whole or in part more than 10 years from the Date of Grant. If at the time an Incentive Stock Option is granted to an Employee Participant who is a 10% Owner, the Incentive Stock Option granted to such Employee Participant shall not be exercisable after the expiration of five years from the Date of Grant. No Incentive Stock Option granted under this Plan is transferable except by will or the laws of descent and distribution and is exercisable in his lifetime only by the Employee Participant to whom it is granted.

     The Committee shall determine the date on which each Incentive Stock Option shall become exercisable. The shares comprising each installment may be purchased in whole or in part at any time during the term of such option after such installment becomes exercisable. The Committee may, in its sole discretion, accelerate the time at which any Incentive Stock Option may be exercised in whole or in part. To the extent that such acceleration, through the operation of law, destroys incentive treatment under the Code, then such accelerated option shall be deemed to be a Non-statutory Stock Option. The acceleration of any Incentive Stock Option under the authority of this paragraph creates no right, expectation or reliance on the part of any other Employee Participant or that certain Employee Participant regarding any other unaccelerated Incentive Stock Options.

     (d) Termination of Employment. Unless otherwise determined by the Committee, upon the termination of an Employee Participant's service for any reason other than Disability, death or Termination for Cause, the Employee Participant's Incentive Stock Options shall be exercisable only as to those shares that were immediately exercisable by the Employee Participant at the date of termination and only for a period of three months following termination. Notwithstanding any provisions set forth herein or contained in any Agreement relating to an award of an Option, in the event of termination for Disability or death, all Options shall immediately vest and be exercisable for one year after such termination, and in the event of Termination for Cause all rights under the Participant's Incentive Stock Options shall expire immediately upon termination. No Incentive Stock Option shall be eligible for treatment as an Incentive Stock Option in the event such Incentive Stock Option is exercised more than three months following the date of the Participant's cessation of employment except in the case of death of Disability. In no event shall an Incentive Stock Option be exercisable beyond the expiration of its term.

     (e)  Compliance with Code.  The Options granted under this
Section 7 of the Plan are intended to qualify as incentive stock options within the meaning of Section 422 of the Code, but the Holding Company makes no warranty as to the qualification of any option as an incentive stock option within the meaning of
Section 422 of the Code. All Incentive Stock Options that do not so qualify shall be treated as Non-statutory Stock Options.

8.    LIMITED RIGHTS.

     Simultaneously with the grant of any Option to an Employee, the Committee may grant a Limited Right with respect to all or some of the shares covered by such Option. Limited Rights granted under this Plan are subject to the following terms and conditions:

     (a) Terms of Rights. In no event shall a Limited Right be exercisable in whole or in part before the expiration of six months from the Date of Grant of the Limited Right. A Limited Right may be exercised only in the event of a Change in Control that is not accounted for as a "pooling of interests", as that term is opined upon by a certified public accountant chosen by the Employer.

     The Limited Right may be exercised only when the underlying
Option is eligible to be exercised, and only when the Fair
Market Value of the underlying shares on the day of exercise is greater than the Exercise Price of the underlying Option.

     Upon exercise of a Limited Right, the underlying Option shall cease to be exercisable. Upon exercise or termination of an Option, any related Limited Rights shall terminate. The Limited Rights may be for no more than 100% of the difference between the purchase price and the Fair Market Value of the Common Stock subject to the underlying option. The Limited Right is transferable only when the underlying option is transferable and under the same conditions.

     (b) Payment. Upon exercise of a Limited Right, the holder shall promptly receive from the Holding Company an amount of cash or some other payment option found in Section 13, equal to the difference between the Exercise Price of the underlying option and the Fair Market Value of the Common Stock subject to the underlying option on the date the Limited Right is exercised, multiplied by the number of shares with respect to which such Limited Right is being exercised. Payments shall be less an applicable tax withholding as set forth in Section 18.

9.    STOCK AWARDS

     The Committee (or in the case of an Outside Director
Participant, the Board of Directors) may, subject to the limitations of the Plan, from time to time, make a Award of some number of shares of Common Stock to Employees and Outside
Directors ("Stock Awards"). The Awards shall be made subject to the following terms and conditions:

     (a) Payment of the Stock Award. The Stock Award may only be made in whole shares of Common Stock. Shares used in payment may only be granted from shares reserved under the Plan but unawarded at the time the new Stock Award is made.

     (b) Stock Award Agreement. Each Stock Award Agreement shall set forth:

          (i)  the period over which the Stock Award may vest;

          (ii) the performance goals, if any, which must be satisfied prior to the vesting of any portion of the Stock Award. The performance goals may be set by the Committee on an individual level, for all Participants, for all Awards made during a given period of time, or for all Awards for indefinite periods;

     (c)  Certification of Attainment of the Performance Goal.
No Stock Award that is subject to a performance goal is to be distributed to the Participant until the Committee certifies that the underlying performance goal has been achieved.

     (d) The Committee shall determine the dates on which Stock Awards granted to a Participant shall vest, provided that all Stock Awards shall immediately vest in full upon the termination of employment due to Disability or death of the Participant.
The Committee, notwithstanding other paragraphs in this Section, in its sole discretion may accelerate the vesting of any Stock Award. The acceleration of any Stock Award under the authority of this paragraph creates no right, expectation or reliance on the part of any other Participant or that certain Participant regarding any other unaccelerated Stock Awards.

     (e) Except to the extent, if any as may be permitted by the Code, the rules promulgated under Section 16(b) of the Exchange Act or any successor statutes or rules:

          (i) The recipient of a Stock Award payable in shares shall not sell, transfer, assign, pledge, or otherwise encumber shares subject to the Award until full vesting has occurred. For purposes of this section, the separation of beneficial ownership and legal title through the use of any "swap" transaction is deemed a prohibited encumbrance.

          (ii) Upon the death of a Participant, a Stock Award is transferrable by will or the laws of intestate succession.
The designation of a beneficiary does not constitute a transfer.

          (iii) If a recipient of a Stock Award is subject to the provisions of Section 16 of the Exchange Act, shares of Common Stock subject to such Award may not, without the written consent of the Committee, be sold or otherwise disposed of within six months following the date of grant of the Award.

     (f) Accrual of Dividends. Whenever Stock Awards are distributed to a recipient or a beneficiary under the Plan, such recipient or beneficiary shall also be entitled to receive, with respect to each Stock Award paid, a payment equal to any cash dividends and a number of shares of Common Stock equal to any stock dividends, declared and paid with respect to a share of the Common Stock between the date the relevant Stock Award was granted and the date the Stock Awards are being distributed. There shall also be distributed an appropriate amount of net earnings, if any, of the Trust with respect to any cash dividends paid out.

     (g) Voting of Stock Awards. After a Stock Award has been granted, the Participant shall be entitled to direct the Trustee as to the voting of the Common Stock which the Stock Award covers and which have not yet been earned and distributed to the Participant pursuant to the Plan, subject to the rules and procedures adopted by the Committee for this purpose. All shares of Common Stock held by the Trust as to which recipients are not entitled to direct, or have not directed, the voting, shall be voted by the Trustee in the same proportion as Common Stock covered by Stock Awards which have been awarded and voted.

10.  DIVIDEND EQUIVALENT RIGHTS

     Simultaneously with the grant of any option to an Employee, the Committee may grant a Dividend Equivalent Right with respect to all or some of the shares covered by such Option. Dividend Equivalent Rights granted under this Plan are subject to the following terms and conditions:

     (a) Terms of Rights. The Dividend Equivalent Right provides the Employee with a separate cash benefit equal to 100% of the amount of any extraordinary dividend declared by the Holding Company on shares of Common Stock subject to an Option. The Dividend Equivalent Right is transferable only when the underlying option is transferable and under the same conditions.

     (b) Payment. Upon the payment of an extraordinary dividend, the holder of a Dividend Equivalent Right shall be entitled to receive from the Holding Company an amount of cash or some other payment option found in Section 13, equal to 100% of the extraordinary dividend paid on shares of Common Stock, multiplied by the number of shares subject to the underlying option. Such payment shall be made promptly with respect to rights associated with vested options and with respect to rights associated with unvested options, such payment will be held in Trust until such time as the underlying options have become vested and then such payment shall be distributed. Payments shall be decreased by the amount of any applicable tax withholding prior to distribution to the Participant as set forth in Section 19.

     (c) Extraordinary Dividend. For purposes of this Section 10, an extraordinary dividend is any dividend paid on shares of Common Stock where the rate of the dividend exceeds the Bank's weighted average cost of funds on interest-bearing liabilities for the current and preceding three quarters.

11.  EQUITABLE ADJUSTMENT RIGHT

     Simultaneously with the grant of any Option under this Plan, in the alternative to a Dividend Equivalent Right the Committee may grant an Equitable Adjustment Right.

     Upon the payment of an extraordinary dividend (as such term is defined in Section 10(c)), the Committee may adjust the number of shares and/or the Exercise Price of the Options underlying the Equitable Adjustment Right, as the Committee deems appropriate.


12.  PAYOUT ALTERNATIVES

     Payments due to a Participant upon the exercise or redemption of an Award, may be made according to the following terms and conditions:

     (a) Discretion of the Committee. The Committee has the sole discretion to determine what form of payment (whether monetary, Common Stock, a combination of payout alternatives or otherwise) it shall use in distributing payments for all Awards. If the Committee requests any or all Participants to make an election as to form of payment, it shall not be considered bound by the election.

     (b) Payment in the form of Common Stock. Any shares of Common Stock tendered in payment of an obligation arising under this Plan shall be valued at the Fair Market Value of the Common Stock at the time of the payment. The Committee may use Common Stock in Treasury or may direct the market purchase of such Common Stock to satisfy its obligations under this Plan.


13.   ALTERNATE OPTION PAYMENT MECHANISM

     The Committee has sole discretion to determine what form of payment it will accept for the exercise of an Option. The Committee may indicate acceptable forms in the Award Agreement covering such Options or may reserve its decision to the time of exercise. No Option is to be considered exercised until payment in full is accepted by the Committee or its agent.

     (a) Cash Payment. The exercise price may be paid in cash or by certified check.

     (b) Borrowed Funds. To the extent permitted by law, the Committee may permit all or a portion of the exercise price of an Option to be paid through borrowed funds.

     (c) Exchange of Common Stock". (i) The Committee may permit payment by the tendering of previously acquired shares of Common Stock. This includes the use of "Pyramiding Transactions" whereby some number of Options are exercised. The shares gained through the exercise are then tendered back to the Plan as payment for some other number of Options. This transaction may be repeated as needed to exercise all of the Options available.

          (ii) Any shares of Common Stock tendered in payment of the exercise price of an Option shall be valued at the Fair
Market Value of the Common Stock on the date prior to the date of exercise.

14.  RIGHTS OF A SHAREHOLDER: NONTRANSFERABILITY.

     No Participant shall have any rights as a shareholder with respect to any shares covered by an Option until the date of issuance of a stock certificate for such shares. Nothing in this Plan or in any Award granted confers on any person any right to continue in the employ or service of the Holding Company or its Affiliates or interferes in any way with the right of the Holding Company or its Affiliates to terminate a Participant's services as an officer or other employee at any time.

     Except as permitted under the Code and the rules promulgated pursuant to Section 16(b) of the Exchange Act or any successor statutes or rules, no Award under the Plan shall be transferable by the Participant or Outside Director other than by will or the laws of intestate succession or pursuant to a domestic relations order or unless determined otherwise by the Committee.

15.  AGREEMENT WITH GRANTEES.

     Each Award will be evidenced by a written agreement, executed by the Participant and the Holding Company or its Affiliates that describes the conditions for receiving the Awards including the date and type of Award, the Exercise Price if any, the terms or other applicable periods, and other terms and conditions as may be required or imposed by the Plan, the Board of Directors, tax law consideration or applicable securities law.

16.  DESIGNATION OF BENEFICIARY.

     A Participant may, with the consent of the Committee, designate a person or persons to receive, in the event of death, any Award to which the Participant would then be entitled. Such designation will be made upon forms supplied by and delivered to the Holding Company and may be revoked in writing. If a Participant fails effectively to designate a beneficiary, then the Participant's estate will be deemed to be the beneficiary.

17.  DILUTION AND OTHER ADJUSTMENTS.

     In the event of any change in the outstanding shares of Common Stock by reason of any stock dividend or split, recapitalization, merger, consolidation, spin-off, reorganization, combination or exchange of shares, or other similar corporate change, or other increase or decrease in such shares without receipt or payment of consideration by the Holding Company, the Committee will make such adjustments to previously granted Awards, to prevent dilution or enlargement of the rights of the Participant, including any or all of the following:

     (a) adjustments in the aggregate number or kind of shares of Common Stock or other securities that may underlie future Awards under the Plan;

     (b) adjustments in the aggregate number or kind of shares of Common Stock or other securities underlying Awards already made under the Plan;

     (c)  adjustments in the purchase price of outstanding
          Incentive and/or Non-statutory Stock Options, or any
          Limited Rights attached to such options.

     No such adjustments may, however, materially change the value of benefits available to a Participant under a previously granted Award. All awards under this Plan shall be binding upon any successors or assigns of the Company.

18.  TAX WITHHOLDING.

     Awards under this Plan shall be subject to tax withholding to the extent required by any governmental authority. If this Plan meets the requirements under 17 C.F.R. 240.16b-3 under the Exchange Act ("Rule 16b-3"), then any withholding regarding Awards to a Participant to which Section 16(b) of the Exchange Act is applicable shall comply with Rule 16b-3 or any amendment or successive rule.

19.  AMENDMENT OF THE PLAN.

     The Board of Directors may at any time, and from time to time, modify or amend the Plan in any respect, prospectively or retroactively; provided however, that provisions governing grants of Incentive Stock Options, unless permitted by the rules and regulation or staff pronouncements promulgated under the Code shall be submitted for shareholder approval to the extent required by such law, regulation or interpretation.

     Failure to ratify or approve amendments or modifications by shareholders shall be effective only as to the specific amendment or modification requiring such ratification. Other provisions, sections, and subsections of this Plan will remain in full force and effect.

     No such termination, modification or amendment may affect the rights of a Participant under an outstanding Award without the written permission of such Participant.

20.  EFFECTIVE DATE OF PLAN.

     The Plan became effective on February 14, 1996.

21.  TERMINATION OF THE PLAN.

     The right to grant Awards under the Plan will terminate upon the earlier of ten (10) years after the Effective Date of the Plan or the issuance of Common Stock or the exercise of Options, or related Limited Rights equivalent to the maximum number of shares reserved under the Plan as set forth in Section
4. The Board of Directors has the right to suspend or terminate the Plan at any time, provided that no such action will, without the consent of a Participant, adversely affect his vested rights under a previously granted Award.

22.  APPLICABLE LAW.

     The Plan will be administered in accordance with the laws of the State of Illinois and applicable federal law.

23.  COMPLIANCE WITH OTS CONVERSION REGULATIONS

       Notwithstanding any other provision contained in this Plan, no Option or Stock Award, including Directors' Awards, shall become vested at rate in excess of 20% of the total number shares underlying the Option or Stock Award per year, provided that all Options and/or Stock Awards, including Directors' Awards, shall become fully vested and immediately exercisable in the event of an Employee's or an Outside Directors' termination due to death or disability; provided, further, that the Committee may amend any Option or Stock Award (including Directors' Awards) after June 30, 1996 to provide for acceleration of the vesting of such Option or Stock Award, including amendments to provide that such Option or Stock Award, including Directors' Awards, shall become fully vested and immediately exercisable in the event of a Change in Control.

24.  DELEGATION OF AUTHORITY

     The Committee may delegate all authority for: the determination of forms of payment to be made by or received by the Plan; the execution of Award Agreements; the determination of Fair Market Value; the determination of all other aspects of administration of the plan to the executive officer(s) of the Holding Company or the Bank. The Committee may rely on the descriptions, representations, reports and estimate provided to it by the management of the Holding Company or the Bank for determinations to be made pursuant to the Plan, including the attainment of Performance Goals. However, only the Committee or a portion of the Committee may certify the attainment of a particular performance goal.




        [remainder of this page intentionally left blank]

     IN WITNESS WHEREOF, the Holding Company established this Plan and the stockholders of the Holding Company duly approved this Plan on February 14, 1996 and the Board of Directors of the Holding Company amended and restated this Plan on January 13, 1997.


[CORPORATE SEAL]                GREAT AMERICAN BANCORP, INC.

                                By: /s/ George R. Rouse
Date:  January 13, 1997            George R. Rouse
                                   For the Board of Directors

Exhibit 11.

     Statement Regarding Computation of Earnings Per Share

                                   Fifteen Months
                                       Ended         Year Ended
                                    December 31,     September 30,
                                        1996            1995
                                   -----------      -----------
  Assuming no dilution:

   Net income (in thousands)       $       534      $       753
                                   ===========      ===========
   Weighted average number
     of shares:

      Average shares outstanding     1,820,944        1,891,989

      Average incremental shares
       related to stock options          1,531               --
                                   -----------      -----------
                                     1,822,475        1,891,989
                                   ===========      ===========
      Earnings per share assuming
       no dilution                 $      0.29      $      0.40
                                   ===========      ===========

  Assuming full dilution:

   Net income (in thousands)       $       534      $       753
                                   ===========      ===========
   Weighted average number
     of shares:

      Average shares issued          2,052,750        2,052,750

      Average incremental shares
       related to stock options          1,531               --

      Average treasury shares          (52,184)              --
                                   -----------      -----------
                                     2,002,097        2,052,750
                                   ===========      ===========
      Earnings per share assuming
       full dilution               $      0.27      $      0.37
                                   ===========      ===========

Exhibit 13.


          GREAT AMERICAN BANCORP, INC. and SUBSIDIARY

               Consolidated Financial Statements

          Fifteen Months Ended December 31, 1996 and
                 Year Ended September 30, 1995



                  Independent Auditor's Report


Board of Directors
Great American Bancorp, Inc.
Champaign, Illinois


We have audited the consolidated balance sheet of Great American Bancorp, Inc. and subsidiary as of December 31, 1996, and the related consolidated statements of income, changes in stockholders' equity, and cash flows for the fifteen-month period then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit. The consolidated financial statements of Great American Bancorp, Inc. and subsidiary as of September 30, 1995, were audited by other auditors whose report dated October 26, 1995, expressed an unqualified opinion on those consolidated statements.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements described above present fairly, in all material respects, the consolidated financial position of Great American Bancorp, Inc. and subsidiary as of December 31, 1996, and the results of their operations and their cash flows for the fifteen-month period then ended, in conformity with generally accepted accounting principles.

/s/ Geo S. Olive & Co. LLC


Champaign, Illinois
January 24, 1997

GREAT AMERICAN BANCORP, INC. AND SUBSIDIARY
Consolidated Balance Sheet (in thousands, except share data)

December 31 and September 30                                 1996         1995
-------------------------------------------------------------------------------
Assets
Cash and due from banks                              $      6,361   $    3,952
Interest-bearing demand deposits                           20,049       18,369
                                                    ---------------------------
      Cash and cash equivalents                            26,410       22,321

Interest-bearing time deposits                              2,000           --
Investment securities
  Available for sale                                           --        5,835
  Held to maturity                                          3,400        1,392
                                                    ---------------------------
      Total investment securities                           3,400        7,227
Loans                                                      91,817       77,643
  Allowance for loan losses                                  (374)        (231)
                                                    ---------------------------
      Net loans                                            91,443       77,412
Premises and equipment                                      7,306        7,318
Federal Home Loan Bank stock                                  454          483
Other assets                                                1,356        1,436
                                                    ---------------------------
       Total assets                                  $    132,369    $ 116,197
                                                    ===========================
Liabilities
Deposits
  Noninterest bearing                                $      4,253        3,627
  Interest bearing                                         96,461       77,247
                                                    ---------------------------
      Total deposits                                      100,714       80,874
Other liabilities                                           1,193        1,019
                                                    ---------------------------
      Total liabilities                                   101,907       81,893
                                                    ---------------------------
Commitments and Contingent Liabilities

Stockholders' Equity
Preferred stock, $0.01 par value
  Authorized and unissued - 1,000,000 shares                   --           --
Common stock, $0.01 par value
  Authorized - 7,000,000 shares
  Issued - 2,052,750 shares
  Outstanding - 1,671,691 and 1,906,209 shares                 21           21
Paid-in capital                                            19,486       19,363
Retained earnings - substantially restricted               15,938       16,482
Net unrealized loss on securities
  available for sale                                           --          (97)
                                                    ---------------------------
                                                           35,445       35,769
Less:
  Treasury stock - 200,144 shares                          (2,875)          --
  Unearned employee stock ownership plan
    shares - 113,566 and 146,541 shares                    (1,136)      (1,465)
  Unearned incentive plan shares - 67,349 shares             (972)          --
                                                    ---------------------------
      Total stockholders' equity                           30,462       34,304
                                                    ---------------------------
      Total liabilities and
        stockholders' equity                          $   132,369    $ 116,197
                                                    ===========================


See notes to consolidated financial statements.

GREAT AMERICAN BANCORP, INC. AND SUBSIDIARY
Consolidated Statement of Income (in thousands, except share data)


Fifteen Months Ended December 31
 and Year Ended September 30                                 1996         1995
-------------------------------------------------------------------------------
Interest Income
  Loans                                               $     9,024  $     6,503
  Investment securities
    Taxable                                                   574          496
    Tax exempt                                                 23            5
  Deposits with financial institutions and other            1,186          680
                                                      -------------------------
        Total interest income                              10,807        7,684
                                                      -------------------------
Interest Expense
  Deposits                                                  4,006        2,871
  Short-term borrowings                                        --           99
  Other                                                        36           27
                                                      -------------------------
        Total interest expense                              4,042        2,997
                                                      -------------------------
Net Interest Income                                         6,765        4,687
  Provision for loan losses                                   325          132
                                                      -------------------------
Net Interest Income After
  Provision for Loan Losses                                 6,440        4,555
                                                      -------------------------
Noninterest Income
  Income from joint venture                                    51           57
  Commissions                                                  32           71
  Service charges on deposit accounts                         497          393
  Loan servicing fees                                          38           30
  Other customer fees                                          79           38
  Net realized losses on sales of
    available-for-sale securities                            (127)          --
  Net gains on loan sales                                      30            8
  Net gains on sale of premises and equipment                  --          193
  Other income                                                 41           13
                                                      -------------------------
         Total noninterest income                             641          803
                                                      -------------------------
Noninterest Expenses
  Salaries and employee benefits                            2,794        2,029
  Net occupancy expenses                                      564          493
  Equipment expenses                                          306          219
  Data processing fees                                        237          192
  Deposit insurance expense                                   811          201
  Printing and office supplies                                300          228
  Legal and professional fees                                 250           79
  Directors and committee fees                                159          194
  Insurance expense                                            49           33
  Marketing and advertising expenses                          212          184
  Other expenses                                              419          252
                                                     --------------------------
          Total noninterest expenses                        6,101        4,104
                                                     --------------------------
Income Before Income Tax                                      980        1,254
  Income tax expense                                          446          501
                                                     --------------------------
Net Income                                             $      534  $       753
                                                     ==========================

Per share data:

Earnings:
  Assuming no dilution
    Net income                                         $     0.29  $      0.40
                                                     ==========================
    Average number of shares                            1,822,475    1,891,989
                                                     ==========================
  Assuming full dilution
    Net income                                         $     0.27  $      0.37
                                                     ==========================
    Average number of shares                            2,002,097    2,052,750
                                                     ==========================

Dividends                                              $     0.58  $        --
                                                     ==========================


See notes to consolidated financial statements.

GREAT AMERICAN BANCORP, INC. AND SUBSIDIARY
Consolidated Statement of Changes in Stockholders' Equity (in thousands, except share data)

                                                                             Net
                                                                         Unrealized               Unearned
                                Common Stock                           Gain (Loss) on             Employee      Unearned
                           -------------------------                     Securities             Stock Owner-   Incentive
                             Shares                 Paid-in   Retained   Available    Treasury   ship Plan       Plan
                           Outstanding     Amount   Capital   Earnings    For Sale      Stock     Shares        Shares      Total
                          -------------------------------------------------------------------------------------------------------
Balances, October 1, 1994          -       $  -   $      -    $ 15,729    $ (128)    $     -     $     -       $     -   $ 15,601
Net income for 1995                -          -          -         753         -           -           -             -        753
Issuance of common stock   2,052,750         21     19,334           -         -           -           -             -     19,355
Employee stock ownership
  plan shares acquired      (164,220)         -          -           -         -           -      (1,642)            -     (1,642)
Employee stock ownership
  plan shares earned          17,679          -         29           -         -           -         177             -        206
Net change in unrealized
  gain (loss) on
  securities available
  for sale                         -          -          -           -        31           -           -             -         31
                           ------------------------------------------------------------------------------------------------------
Balances,
  September 30, 1995       1,906,209         21     19,363      16,482       (97)          -      (1,465)            -     34,304
Net income for 1996                -          -          -         534         -           -           -             -        534
Cash dividends ($.58
  per share)                       -          -          -      (1,078)        -           -           -             -     (1,078)
Incentive plan shares
  acquired                   (82,110)         -          -           -         -           -           -        (1,185)    (1,185)
Employee stock ownership
  plan shares earned          32,975          -        126           -         -           -         329             -        455
Incentive plan shares
  earned                      14,761          -         (3)          -         -           -           -           213        210
Purchase of treasury
  stock                     (200,144)         -          -           -         -      (2,875)          -             -     (2,875)
Net change in unrealized
  gain (loss) on
  securities available
  for sale                         -          -          -           -        97           -           -             -         97
                           ------------------------------------------------------------------------------------------------------
Balances,
  December 31, 1996        1,671,691       $ 21   $ 19,486    $ 15,938    $    -     $(2,875)    $(1,136)      $  (972)  $ 30,462
                           ======================================================================================================

See notes to consolidated financial statements.

GREAT AMERICAN BANCORP, INC. AND SUBSIDIARY
Consolidated Statement of Cash Flows (in thousands)


Fifteen Months Ended December 31
  and Year Ended September 30                                1996         1995
-------------------------------------------------------------------------------
Operating Activities
Net income                                               $    534     $    753
Adjustments to reconcile net income to net
  cash provided by operating activities
    Provision for loan losses                                 325          132
    Depreciation                                              470          361
    Amortization of deferred loan fees                        (28)         (22)
    Deferred income tax                                      (200)         (66)
    Investment securities accretion, net                      (12)         (48)
    Investment securities losses                              127            -
    Net gain on loan sales                                    (30)          (8)
    Employee stock ownership plan
      compensation expense                                    455          206
    Incentive plan expense                                    210            -
    Federal Home Loan Bank stock dividend                       -           (6)
    Loans originated for sale                              (3,496)        (741)
    Proceeds from sales of loans originated for resale      3,526          749
    Net gain on sale of premises and equipment                  -         (193)
    Net change in
      Other assets                                             80          (76)
      Other liabilities                                       135          272
                                                       ------------------------
        Net cash provided by operating activities           2,096        1,313
                                                       ------------------------


Investing Activities
  Net change in interest-bearing time deposits             (2,000)       2,000
  Proceeds from sales of securities available for sale      5,873            -
  Purchases of securities held to maturity                 (3,996)      (3,349)
  Proceeds from maturities of securities held to maturity   2,000        4,000
  Purchase of Federal Home Loan Bank stock                      -          (83)
  Proceeds from sale of Federal Home Loan Bank stock           29            -
  Net change in loans                                     (14,328)      (4,941)
  Purchases of premises and equipment                        (458)      (1,110)
  Proceeds from sales of premises and equipment                 -          884
                                                       ------------------------
        Net cash used by investing activities             (12,880)      (2,599)
                                                       ------------------------

Financing Activities
  Net change in
    Noninterest-bearing, interest-bearing demand
      and savings deposits                                  1,788       (4,999)
    Certificates of deposit                                18,052          249
    Short-term borrowings                                       -       (2,000)
  Cash dividends                                             (907)           -
  Purchase of stock for incentive plan                     (1,185)           -
  Purchase of stock under repurchase programs              (2,875)           -
  Issuance of stock, net of offering costs                      -       17,713
                                                       ------------------------
        Net cash provided by financing activities          14,873       10,963
                                                       ------------------------
Net Change in Cash and Cash Equivalents                     4,089        9,677

Cash and Cash Equivalents, Beginning of Period             22,321       12,644
                                                       ------------------------
Cash and Cash Equivalents, End of Period               $   26,410    $  22,321
                                                       ========================

Additional Cash Flows Information
  Interest paid                                        $    4,240    $   2,880

  Income tax paid                                      $      669    $     569





See notes to consolidated financial statements.

GREAT AMERICAN BANCORP, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
(Table dollar amounts in thousands)

>  Nature of Operations and Summary of Significant Accounting Policies

The accounting and reporting policies of Great American Bancorp, Inc. ("Company"), its wholly owned subsidiary, First Federal Savings Bank of Champaign-Urbana ("Bank") and the Bank's wholly owned subsidiary, Park Avenue Service Corporation ("PASC"), conform to generally accepted accounting principles and reporting practices followed by the banking industry. The more significant of the policies are described below.

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period.
Actual results could differ from those estimates.

The Company is a savings and loan holding company whose principal activity is the ownership and management of the Bank. The Bank operates under a federal savings bank charter and provides full banking services. As a federally-chartered thrift, the Bank is subject to regulation by the Office of Thrift Supervision and the Federal Deposit Insurance Corporation.

The Bank generates commercial, mortgage and consumer loans and receives deposits from customers located primarily in Champaign County, Illinois and surrounding counties. The Bank's loans are generally secured by specific items of collateral including real property, consumer assets and business assets. Although the Bank has a diversified loan portfolio, a substantial portion of its debtors' ability to honor their contracts is dependent upon economic conditions in the real estate industry.

Consolidation - The consolidated financial statements include the accounts of the Company and the Bank after elimination of all material intercompany transactions and accounts.

Investment Securities - Debt securities are classified as held to maturity when the Company has the positive intent and ability to hold the securities to maturity. Securities held to maturity are carried at amortized cost.

Debt securities not classified as held to maturity are classified as available for sale. Securities available for sale are carried at fair value with unrealized gains and losses reported separately in stockholders' equity, net of tax.

Amortization of premiums and accretion of discounts are recorded as interest income from securities. Realized gains and losses are recorded as net security gains (losses). Gains and losses on sales of securities are determined on the specific-identification method.

ADC Arrangements - The Company may enter into real estate acquisition, development and construction loans ("ADC arrangements") for the development of real property, in which the Company participates in the expected residual profit of the project. Each ADC arrangement is specifically reviewed to determine if it should be accounted for as an investment in a loan, real estate or real estate joint venture. All such arrangements have been deemed to be real estate joint ventures.

Investment in Joint Venture - The Company's joint venture is accounted for by the equity method because it has no more than a 50% interest. The Company's share of net income from the joint venture is recognized as income in the consolidated statement of income and added to the investment account.

Mortgage servicing rights on originated loans are capitalized by allocating the total cost of the mortgage loans between the mortgage servicing rights and the loans based on their relative fair values. Capitalized servicing rights are amortized in proportion to and over the period of estimated servicing revenues.

Loans are carried at the principal amount outstanding. Interest income is accrued on the principal balances of loans. The accrual of interest on impaired loans is discontinued when, in management's opinion, the borrower may be unable to meet payments as they become due. When interest accrual is discontinued, all unpaid accrued interest is reversed. Interest income is subsequently recognized only to the extent cash payments are received. Certain loan fees and direct costs are deferred and amortized as an adjustment of yield on the loans.

Allowance for loan losses is maintained to absorb loan losses based on management's continuing review and evaluation of the loan portfolio and its judgment as to the impact of economic conditions on the portfolio. The evaluation by management includes consideration of past loss experience, changes in the composition of the portfolio, the current condition and amount of loans outstanding, and the probability of collecting all amounts due. Impaired loans are measured by the present value of expected future cash flows, or the fair value of the collateral of the loan, if collateral dependent.

The determination of the adequacy of the allowance for loan losses is based on estimates that are particularly susceptible to significant changes in the economic environment and market conditions. Management believes that as of December 31, 1996 the allowance for loan losses was adequate based on information currently available. A worsening or protracted economic decline in the areas within which the Bank operates would increase the likelihood of additional losses due to credit and market risks and could create the need for additional loss reserves.

Premises and equipment are carried at cost net of accumulated depreciation. Depreciation is computed on the straight-line method for buildings, furniture and fixtures based principally on the estimated useful lives of the assets. Maintenance and repairs are expensed as incurred while major additions and improvements are capitalized. Gains and losses on dispositions are included in current operations.

Federal Home Loan Bank stock is a required investment for institutions that are members of the Federal Home Loan Bank system. The required investment in the common stock is based on a predetermined formula.

Income tax in the consolidated statement of income includes deferred income tax provisions or benefits for all significant temporary differences in recognizing income and expenses for financial reporting and income tax purposes. The Company files consolidated income tax returns with its subsidiary.

Accounting for Postretirement Benefits - The Company is recognizing the transition obligation using the straight-line method over the plan participants' average future service period of twenty years.

Incentive Plan - The Company accounts for its stock award program or incentive plan in accordance with Accounting Principles Board Opinion ("APB") No. 25. The aggregate purchase price of all shares owned by the incentive plan is reflected as a reduction of stockholders' equity. Compensation expense is based on the market price of the Company's stock on the date the shares are granted and is recorded over the vesting period. The difference between the aggregate purchase price and the fair value on the date granted of the shares earned is recorded as an adjustment to paid-in capital.

Incentive plan shares are considered outstanding for earnings per share calculations as they are committed to be released; uncommitted shares are not considered outstanding.

Employee Stock Ownership Plan - The Company accounts for its employee stock ownership plan ("ESOP") in accordance with American Institute of Certified Public Accountants ("AICPA") Statement of Position 93-6. The cost of shares issued to the ESOP but not yet committed to be released to participants is presented in the consolidated balance sheet as a reduction of stockholders' equity. Compensation expense is recorded based on the market price of the shares as they are committed to be released for allocation to participant accounts. The difference between the market price and the cost of shares committed to be released is recorded as an adjustment to paid-in capital. Dividends on allocated ESOP shares are recorded as a reduction of retained earnings; dividends on unallocated ESOP shares are not considered dividends for financial statement purposes.

ESOP shares are considered outstanding for earnings per share calculations as they are committed to be released; uncommitted shares are not considered outstanding.

Treasury stock is stated at cost. Cost is determined by the first-in, first-out method.

Earnings per share have been computed based upon the weighted average common and common equivalent shares outstanding during each period.

Reclassifications of certain amounts in the 1995 consolidated financial statements have been made to conform to the 1996 presentation.

>  Conversion to Stock Ownership

On January 9, 1995, the Bank's Board of Directors adopted a Plan of Conversion (the "Plan") to convert from a federally chartered mutual savings and loan association to a federally chartered stock savings bank concurrent with the formation of the Company.

The Company was incorporated under Delaware law on February 23, 1995, and on June 30, 1995, acquired all of the outstanding shares of common stock of the Bank upon the Bank's conversion from a federally chartered mutual savings bank to a federally chartered stock savings bank. Prior to the Company's acquisition of the Bank, the Company had no material assets or operations. The Company purchased 100% of the outstanding capital stock of the Bank using 50% of the net proceeds from the Company's initial stock offering. The Company sold 2,052,750 shares of common stock in the initial offering at $10 per share, including 164,220 shares purchased by the Bank's ESOP. The ESOP shares were acquired by the Bank with proceeds from a Company loan totaling $1,642,200. The net proceeds of the offering totaled $19,355,500 ($20,527,500 less $1,172,000 in underwriting commissions and other expenses). The Company began trading on the Nasdaq Stock Market on June 30, 1995 under the symbol "GTPS."

The acquisition of the Bank by the Company is being accounted for as a "pooling-of-interests" under generally accepted accounting principles. The application of the pooling-of-interests method records the assets and liabilities of the merged companies on a historical cost basis with no goodwill or other intangible assets being recorded.

>  Change in Fiscal Year End

On November 13, 1995, the Company's Board of Directors approved a change in the fiscal year end of the Company and its subsidiary from September 30 to December
31. Accordingly, the balance sheet included in these financial statements is as of December 31, 1996, while the statements of income, changes in stockholders' equity and cash flows are for the fifteen-month period ended December 31, 1996.

>  Investment Securities
                                                      1996
                                ------------------------------------------------
                                                Gross         Gross
                                Amortized     Unrealized    Unrealized    Fair
December 31                       Cost          Gains         Losses      Value
--------------------------------------------------------------------------------
Held to maturity
  U.S. Treasury                 $   1,000     $     -      $      -     $  1,000
  Federal agencies                  2,000           -             6        1,994
  State and municipal                 400           2             -          402
                                ------------------------------------------------
Total investment securities     $   3,400     $     2      $      6     $  3,396
                                ================================================


                                                      1995
                                ------------------------------------------------
                                                Gross         Gross
                                Amortized     Unrealized    Unrealized    Fair
September 30                       Cost         Gains         Losses      Value
--------------------------------------------------------------------------------
Available for sale
  Mortgage-backed securities    $   6,000       $   -      $    165     $  5,835
                                ------------------------------------------------
    Total available for sale        6,000           -           165        5,835
                                ------------------------------------------------
Held to maturity
  U.S. Treasury                       992           -             -          992
  State and municipal                 400           3             -          403
                                ------------------------------------------------
    Total held to maturity          1,392           3             -        1,395
                                ------------------------------------------------
Total investment securities     $   7,392       $   3      $    165     $  7,230
                                ================================================

The amortized cost and fair value of securities held to maturity at December 31, 1996, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.


                                                             Amortized     Fair
                                                               Cost        Value
--------------------------------------------------------------------------------
Within one year                                            $   1,100    $  1,100
One to five years                                              2,300       2,296
                                                         -----------------------
    Totals                                                 $   3,400    $  3,396
                                                         =======================

Proceeds from sales of securities available for sale during 1996 were $5,873,000. Gross losses of $127,000 were realized on those sales. There were no sales of securities available for sale during 1995. There were no sales of securities held to maturity during 1996 or 1995.

There were no securities transferred between classifications during 1996 or 1995.

With the exception of securities of the U.S. Treasury and Federal Agencies, the Company did not hold any securities of a single issuer, payable from and secured by the same source of revenue or taxing authority, the book value of which exceeded 10% of stockholders' equity at December 31, 1996.

>  Loans and Allowance

December 31 and September 30                                  1996         1995
--------------------------------------------------------------------------------
Mortgage loans:
  One-to four-family                                     $  51,710    $  41,724
  Other loans secured by real estate                        19,304       16,997
  Construction                                               2,799          722
                                                         -----------------------
                                                            73,813       59,443
  Undisbursed portion of loans                                (777)        (391)
  Deferred loan fees                                           (77)         (79)
                                                         -----------------------
    Total mortgage loans                                    72,959       58,973
                                                         -----------------------
Commercial and consumer loans:
  Commercial                                                 9,861       10,491
  Consumer                                                  10,667       10,112
                                                         -----------------------
                                                            20,528       20,603
  Undisbursed portion of loans                              (1,670)      (1,933)
                                                         -----------------------
    Total commercial and consumer loans                     18,858       18,670
                                                         -----------------------
      Total loans                                        $  91,817    $  77,643
                                                         =======================

The following is an analysis of the allowance for loan losses for the fifteen months ended December 31, 1996 and the year ended September 30, 1995:

Allowance for loan losses
Balances, beginning of period                            $     231    $     217
Provision for losses                                           325          132
Recoveries on loans                                              4            8
Loans charged off                                             (186)        (126)
                                                         -----------------------
  Balances, end of period                                $     374    $     231
                                                         =======================

The Company adopted Statement of Financial Accounting Standards ("SFAS") No. 114 and No. 118 Accounting by Creditors for Impairment of a Loan and Accounting by Creditors for Impairment of a Loan - Income Recognition and Disclosures on October 1, 1995. Total impaired loans with an allowance (which equals total impaired loans) were $471,000 at December 31, 1996. The allowance for impaired loans, included in the Company's allowance for loan losses, was $190,000 at December 31, 1996. Other information on impaired loans is summarized below.

Period Ended December 31                                                   1996
--------------------------------------------------------------------------------
Average balance of impaired loans                                     $     595

Interest income recognized on impaired loans                          $      80

Cash-basis interest included above                                    $      66


The Bank has entered into transactions with certain directors, executive officers, significant stockholders and their affiliates or associates (related parties). Such transactions were made in the ordinary course of business on substantially the same terms and conditions, including interest rates and collateral, as those prevailing at the same time for comparable transactions with other customers, and did not, in the opinion of management, involve more than normal credit risk or present other unfavorable features. The aggregate amount of loans, as defined, to such related parties was as follows:

Balances, October 1, 1995                                             $     505
Changes in composition of related parties                                     -
New loans, including renewals                                               504
Payments, etc., including renewals                                         (516)
                                                                     -----------
  Balances, December 31, 1996                                         $     493
                                                                     ===========

>  Loan Servicing

Loans serviced for others are not included in the accompanying consolidated balance sheet. The unpaid principal balances of loans serviced for others totaled $12,791,000 and $12,492,000 at December 31, 1996 and September 30, 1995.

In 1996, the Company adopted SFAS No. 122, Accounting for Mortgage Servicing Rights. This Statement requires the capitalization of retained mortgage servicing rights on originated or purchased loans by allocating the total cost of the mortgage loans between the mortgage servicing rights and the loans (without the servicing rights) based on their relative fair values. SFAS No. 122 was superseded during 1996 by SFAS No. 125 Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities. SFAS No. 125 (as did SFAS No. 122) requires the assessment of impairment of capitalized mortgage servicing rights and requires that impairment be recognized through a valuation allowance based on the fair value of those rights. The aggregate fair value of capitalized mortgage servicing rights at December 31, 1996 totaled $19,000. Comparable market values were used to estimate fair value. For purposes of measuring impairment, risk characteristics including product type, investor type, and interest rates, were used to stratify the originated mortgage servicing rights.

                                                                           1996
--------------------------------------------------------------------------------
Mortgage Servicing Rights
 Balances, October 1                                                  $       -
 Servicing rights capitalized                                                21
 Amortization of servicing rights                                            (2)
                                                                     -----------
Balances, December 31                                                 $      19
                                                                     ===========

>  Premises and Equipment

December 31 and September 30                                  1996         1995
--------------------------------------------------------------------------------
Land                                                     $   1,545    $   1,545
Buildings                                                    5,017        4,947
Leasehold Improvements                                         867          867
Furniture and equipment                                      1,899        1,511
                                                         -----------------------
   Total Cost                                                9,328        8,870
Accumulated depreciation                                    (2,022)      (1,552)
                                                         -----------------------
   Net                                                   $   7,306    $   7,318
                                                         =======================
>  Other Assets and Other Liabilities

December 31 and September 30                                  1996         1995
--------------------------------------------------------------------------------
Other assets
  Interest receivable                                    $     807    $     845
  Cash value of insurance                                      185          171
  Investment in joint venture                                   69          116
  Income taxes receivable                                      120          114
  Mortgage servicing rights                                     19            -
  Prepaid expenses and other assets                            156          190
                                                         -----------------------
    Total                                                $   1,356    $   1,436
                                                         =======================
Other liabilities
  Interest payable on deposits                           $      34    $     232
  Deferred compensation - directors                            425          370
  Accrued real estate taxes                                    123           96
  Insurance and real estate taxes held
    in escrow for loan customers                               175           72
  Accrued postretirement benefit obligation                     71           30
  Dividends payable                                            171            -
  Deferred income taxes                                         20          152
  Accrued expenses and other                                   174           67
                                                         -----------------------
    Total                                                $   1,193    $   1,019
                                                         =======================

>  Investment in Joint Venture

The Bank's subsidiary, Park Avenue Service Corporation, holds a 50% equity interest in a joint venture called The Old Farm. The other partner of the joint venture is Wisegarver Land Development.

The Old Farm was formed in October, 1985 for the purpose of purchasing and selling approximately 58 acres of real estate. The property is zoned for 44 acres of residential real estate, 11 acres for duplexes and 3 acres for office buildings. Park Avenue Service Corporation provides the financing for construction and Wisegarver Land Development acts as the manager of the project. Profit is divided equally between the partners.

Condensed unaudited financial statements for The Old Farm are as follows:


December 31 and September 30                                  1996         1995
--------------------------------------------------------------------------------
Condensed statement of financial condition
 Assets
   Cash                                                  $      45    $      25
   Notes receivable                                            159           99
   Lots held for sale                                           82          202
                                                         -----------------------
     Total assets                                        $     286    $     326
                                                         =======================

 Liabilities and partners' equity
   Deferred sales                                        $     148    $      94
   Equity, Park Avenue Service Corporation                      69          116
   Equity, Wisegarver Land Development                          69          116
                                                         -----------------------
      Total liabilities and partners' equity             $     286    $     326
                                                         =======================

Period Ended December 31 and September 30                     1996         1995
--------------------------------------------------------------------------------
Condensed statement of operations
 Sales                                                   $     211    $     251
 Cost of sales                                                (121)        (137)
                                                         -----------------------
                                                                90          114
 Other income (expenses)                                         4           (1)
                                                         -----------------------
       Net income                                        $      94    $     113
                                                         =======================

>  Deposits

December 31 and September 30                                  1996         1995
--------------------------------------------------------------------------------
Demand deposits                                          $  18,601    $  15,819
Savings deposits                                            15,372       16,196
Insured money market                                         6,212        6,382
Certificates of deposit of $100,000 or more                  5,288        4,086
Other certificates of deposit                               55,241       38,391
                                                         -----------------------
   Total deposits                                        $ 100,714    $  80,874
                                                         =======================

Certificates of deposit maturing in years ending December 31,

 1997                                                                 $  36,517
 1998                                                                    16,850
 1999                                                                     1,538
 2000                                                                     2,336
 2001                                                                        12
 Thereafter                                                               3,276
                                                         -----------------------
                                                                      $  60,529
                                                         =======================

>  Lease Commitments and Total Rental Expense

The Company leases one branch office and another office previously operated as a branch office under operating leases. The branch office is rented on a twenty-five year lease with four ten-year options with escalating rental payments.

The previous branch office is currently on a thirty-month lease which is renewable for four additional thirty-month terms at the lessee's option. This office is being subleased to an unrelated party. In addition, the lessee is required to pay the property taxes, normal maintenance and insurance on the property.

The total minimum lease commitment at December 31, 1996 under these leases is $535,000, which is due as follows:

                                              Lease     Rent from     Net Lease
                                            Payments     Sublease      Payment
                                            ------------------------------------
Years ending December 31
 1997                                       $     52     $      35    $      17
 1998                                             52            35           17
 1999                                             52            35           17
 2000                                             57            32           25
 2001                                             57            29           28
 During the remaining lease term                 265           249           16
                                            ------------------------------------
   Total                                    $    535     $     415    $     120
                                            ====================================

Total rent expense was $51,000 and $43,000 for the periods ended December 31, 1996 and September 30, 1995.

>  Income Tax

Period Ended December 31 and September 30                     1996         1995
--------------------------------------------------------------------------------
Income tax expense
  Currently payable
    Federal                                              $     556    $     470
    State                                                       90           97
  Deferred
    Federal                                                   (177)         (52)
    State                                                      (23)         (14)
                                                         -----------------------
      Total income tax expense                           $     446    $     501
                                                         =======================
Reconciliation of federal statutory to
 actual tax expense
  Federal statutory income tax at 34%                    $     333    $     427
  Effect of state income taxes                                  44           55
  Effect of allocating ESOP shares                              69           16
  Other                                                          -            3
                                                         -----------------------
      Actual tax expense                                 $     446    $     501
                                                         =======================

A cumulative net deferred tax liability is included in other liabilities. The components of the liability are as follows:

December 31 and September 30                                  1996         1995
--------------------------------------------------------------------------------
Loan liquidation conversion adjustment                   $      --    $    (180)
Deferred loan fees                                              23           31
Differences in accounting for
  allowance for loan losses                                     (3)          47
Federal Home Loan Bank stock basis                             (20)         (18)
Differences in depreciation methods                           (325)        (194)
Equity in Old Farm Joint Venture                                --          (17)
Deferred compensation                                          164          143
Incentive plan                                                  82           --
Postretirement benefit obligation                               26            4
Net unrealized losses on securities available for sale          --           68
Other                                                           33          (36)
                                                         -----------------------
                                                         $     (20)   $    (152)
                                                         =======================

Assets                                                   $     484    $     355
Liabilities                                                   (504)        (507)
                                                         -----------------------
                                                         $     (20)   $    (152)
                                                         =======================

The tax benefit attributable to the net realized losses on sales of available-for-sale securities recorded for the period ended December 31, 1996 was $49,000.

Retained earnings at December 31, 1996 and September 30, 1995 included approximately $4,300,000 of the tax bad debt reserve, which accumulated prior to 1988, for which no deferred federal income tax liability has been recognized. This amount represents an allocation of income to bad-debt deductions for tax purposes only. Reduction of amounts so allocated for purposes other than tax bad-debt losses or adjustments arising from carryback of net operating losses would create income for income tax purposes only, which would be subject to the then current corporate income tax rate. The unrecorded deferred income tax liability on the above amounts was approximately $1,669,000 as of December 31, 1996 and September 30, 1995.

>  Commitments and Contingent Liabilities

In the normal course of business there are outstanding commitments and contingent liabilities, such as commitments to extend credit and standby letters of credit, which are not included in the accompanying financial statements. The Bank's exposure to credit loss in the event of nonperformance by the other party to the financial instruments for commitments to extend credit and standby letters of credit is represented by the contractual amount of those instruments. The Bank uses the same credit policies in making such commitments as they do for instruments that are included in the consolidated balance sheet.

Financial instruments whose contract amount represents credit risk as of the end of the period were as follows:

December 31 and September 30                                  1996         1995
--------------------------------------------------------------------------------
Commitments to extend credit
  At variable rates                                      $     200    $     192
  At fixed rates (ranging from 7.75% to 9.25%
    at December 31, 1996)                                      417           63
Standby letters of credit                                      476          622

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The Bank evaluates each customer's credit worthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by the Bank upon extension of credit, is based on management's credit evaluation. Collateral held varies but may include accounts receivable, inventory, property and equipment, and income-producing commercial properties.

Standby letters of credit are conditional commitments issued by the Bank to guarantee the performance of a customer to a third party.

The Company and subsidiary are also subject to claims and lawsuits which arise primarily in the ordinary course of business. It is the opinion of management that the disposition or ultimate resolution of such claims and lawsuits will not have a material adverse effect on the consolidated financial position of the Company.

>  Restriction on Dividends

The Office of Thrift Supervision ("OTS") regulations provide that savings associations which meet fully phased-in capital requirements and are subject only to "normal supervision" may pay out, as a dividend, 100 percent of net income to date over the calendar year and 50 percent of surplus capital existing at the beginning of the calendar year without supervisory approval, but with 30 days prior notice to the OTS. Any additional amount of capital distributions would require prior regulatory approval. Savings associations meeting current minimum capital requirements but not fully phased-in standards, may, with 30 days prior notice but without prior approval, distribute up to 75 percent of net income if they meet the risk-based requirement on January 1, 1993. Savings associations failing to meet current capital standards may only pay dividends with supervisory approval.

At the time of conversion, a liquidation account was established in an amount equal to the Bank's net worth as reflected in the latest statement of condition used in its final conversion offering circular. The liquidation account is maintained for the benefit of eligible deposit account holders who maintain their deposit account in the Bank after conversion. In the event of a complete liquidation, and only in such event, each eligible deposit account holder will be entitled to receive a liquidation distribution from the liquidation account in the amount of the then current adjusted sub account balance for deposit accounts then held, before any liquidation distribution may be made to stockholders. Except for the repurchase of stock and payment of dividends, the existence of the liquidation account will not restrict the use or application of net worth. The initial balance of the liquidation account was $15,950,000.

>  Regulatory Capital

The Bank is subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate actions by the regulatory agencies that, if undertaken, could have a material effect on the Bank's financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective actions, the Bank must meet specific capital guidelines that involve quantitative measures of the Bank's assets, liabilities, and certain off-balance-sheet items as calculated under regulatory accounting practices. The Bank's capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors.

At December 31, 1996, management of the Bank believes that it meets all capital adequacy requirements to which it is subject. The most recent notification from the regulatory agency categorized the Bank as well capitalized under the regulatory framework for prompt corrective actions. There have been no conditions or events since that notification that management believes have changed this categorization.

The Bank's actual and required capital amounts and ratios are as follows:

                                                  1996
                        --------------------------------------------------------
                                                  Required for       To Be Well
                                  Actual        Adequate Capital*   Capitalized*
                        --------------------------------------------------------
December 31                    Amount  Ratio      Amount  Ratio    Amount  Ratio
--------------------------------------------------------------------------------
Total risk-based capital*
 (to risk-weighted assets)   $ 25,112  34.1%     $ 5,887   8.0%   $ 7,359  10.0%

Core capital* (to adjusted
 tangible assets)              24,743  19.2        5,150   4.0      7,725   6.0

Core capital* (to adjusted
 total assets)                 24,743  19.2        5,150   4.0      6,438   5.0

*As defined by regulatory agencies

The Bank's tangible capital at December 31, 1996 was $24,743,000, which amount was 19.2 percent of tangible assets and exceeded the required ratio of 1.5 percent.

>  Employee Stock Ownership Plan

In connection with the conversion, the Bank formed an ESOP for eligible employees. The ESOP borrowed $1,642,200 from the Company and used the funds to acquire 164,220 shares of the Company's common stock at $10 per share.

The ESOP covers employees who complete at least twelve consecutive months of service for the Bank during which the employee performs at least 1,000 hours of service. A participant is 100% vested after seven years of credited service.

The ESOP shares are held in trust and allocated to ESOP participants based on the interest and principal payments made by the ESOP on the loan from the Company. The loan is secured by shares purchased with the loan proceeds and will be repaid by the ESOP with funds from the Company's discretionary contributions to the ESOP and earnings on ESOP assets. Dividends on unallocated ESOP shares will be applied to reduce the loan. Principal payments are scheduled to occur in even annual amounts over a seven year period. However, in the event Company contributions exceed the minimum debt service requirements, additional principal payments will be made.

During the period ended December 31, 1996, 32,975 shares of stock with an average fair value of $13.81 were committed to be released, resulting in ESOP compensation expense of approximately $455,000. During the year ended September 30, 1995, 17,679 shares of stock with an average fair value of $11.67 were committed to be released, resulting in ESOP compensation expense of $206,000. The following table reflects the shares held by the plan:

December 31 and September 30                                  1996         1995
--------------------------------------------------------------------------------
Shares earned by participants                               50,654       17,679
Shares distributed to participants                          (4,082)          --
Unallocated shares                                         113,566      146,541
                                                         -----------------------
     Total ESOP shares                                     160,138      164,220
                                                         =======================
Fair value of unallocated shares                         $   1,682    $   1,960
                                                         =======================

The Board of Directors of the Company may direct payment of cash dividends on shares allocated to participants to be paid in cash to the participants or to be credited to participant accounts and invested.

>  Incentive Plan

In February 1996, the Company adopted a stock-based compensation program which provides for the granting of stock of the Company and options to purchase stock of the Company (the "Incentive Plan.")

The Incentive Plan covers key employees and directors and is authorized to acquire and grant 82,110 shares of the Company's common stock or 4% of the shares issued in the Company's initial public offering. Participants in the Incentive Plan vest at a rate of 20% per year commencing one year after the date such shares are granted. As of December 31, 1996, 80,528 shares authorized under the plan had been granted. None of these shares have been distributed, nor were any forfeited during 1996. For the period ended December 31, 1996, $210,000 was recorded as compensation expense under the plan.

Under the Incentive Plan, which is accounted for in accordance with APB No. 25, Accounting for Stock Issued to Employees, and related interpretations, the Company also grants directors, selected executives and other key employees stock option awards which vest at a rate of 20% per year commencing one year after the date the shares are granted. The Incentive Plan provides that in the event of a change in control or death or disability, all unvested options will be immediately exercisable. During 1996, the Company authorized the grant of options for up to 205,275 shares of the Company's common stock or 10% of the shares issued in the Company's initial public offering. The options expire ten years from the date of grant. During 1996, the Company granted 193,319 options at an exercise price of $14.00 per share. The exercise price of each option was equal to the market price of the Company's stock on the date of grant; therefore, no compensation expense was recognized. No options were exercisable, forfeited or expired at December 31, 1996 or for the period then ended. The options outstanding at December 31, 1996 have a weighted average exercise price of $14.00 and a weighted average contractual maturity of 9.1 years.

Although the Company has elected to follow APB No. 25, SFAS No. 123 requires pro forma disclosures of net income and earnings per share as if the Company had accounted for its stock options under that Statement. The fair value of each option grant was estimated on the grant date using an option-pricing model with the following assumptions:
                                                                           1996
                                                                      ----------
Risk-free interest rates                                                  7.00%
Dividend yields                                                           2.50%
Volatility factors of expected market price of common stock               2.00%
Weighted-average expected life of the options                            9 years

Under SFAS No. 123, compensation cost would be recognized in the amount of the estimated fair value of the options and amortized to expense over the options' vesting period. The weighted average fair value of options granted during 1996 was $4.37 per option. The pro forma effect on net income and earnings per share of this statement are as follows:
                                                                           1996
                                                                    ------------
Net income                                      As reported           $     534
                                                Pro forma                   458
Per share data:
  Assuming no dilution                          As reported           $    0.29
                                                Pro forma                  0.25

  Assuming full dilution                        As reported           $    0.27
                                                Pro forma                  0.23

>  Pension Plan

Effective January 31, 1995, the Bank terminated its contributory defined-contribution pension plan in which all employees were eligible to participate after they had completed a year of employment and met other eligibility requirements. Therefore, pension expense was zero for 1996 and $54,000 for 1995. In 1995, the Bank's contribution equaled 15% of participant's base earnings and were paid as accrued. Forfeitures were allocated to remaining participant accounts.

>  Postretirement Plan

The Company sponsors a postretirement plan that covers both salaried and non salaried employees. The plan provides postretirement health care coverage to eligible retirees. An eligible retiree is an employee who retires from the Company on or after attaining age 63 1/2 and has completed at least 15 years of service, or an employee who retires at any age after 25 years of service, or an employee hired before July 13, 1992 who retires at age 63 1/2 with 10 years of service. The age requirement of 63 1/2 will be waived for an employee who has completed 15 years of service and becomes disabled and is unable to work.

The Company continues to fund benefit costs on a pay-as-you go basis, and, for the fifteen months ended December 31, 1996 and the year ended September 30, 1995 the Company made benefit payments totaling $13,000 and $16,000. The following table sets forth the plan's funded status, and amounts recognized in the consolidated balance sheet.

December 31 and September 30                                  1996         1995
--------------------------------------------------------------------------------
Accumulated postretirement benefit obligation
  Retirees                                               $      62    $      51
  Fully eligible active plan participants                       11           37
  Other active plan participants                                50          107
                                                         -----------------------
                                                               123          195
Plan assets at fair value                                       --           --
                                                         -----------------------
Accumulated postretirement benefit obligation
  in excess of plan assets                                    (123)        (195)
Prior service cost not yet recognized in net
  periodic postretirement benefit cost                          --           --
Unrecognized net (gain) loss from past experience different
  from that assumed and from changes in assumptions            (97)           6
Unrecognized transition obligation                             149          159
                                                         -----------------------
                                                         $     (71)   $     (30)
                                                         =======================
Components of net periodic postretirement cost
  Service cost - benefits attributed to
    service during the period                            $      20    $      13
  Interest cost on accumulated postretirement
    benefit obligation                                          19           13
  Actual return on plan assets                                  --           --
  Net amortization and deferral                                 10            8
                                                         -----------------------
      Net periodic postretirement benefit cost           $      49    $      34
                                                         =======================

The assumed health care cost trend rate used in measuring the accumulated postretirement benefit obligation was 9 percent, gradually declining to 6 percent in 1999. The weighted average discount rate used in determining the accumulated postretirement benefit obligation was 8 percent for both periods.

If the health care cost trend rate assumptions were increased by 1%, the accumulated postretirement benefit obligation as of December 31, 1996 would have increased by 28%. The effect of this change on the sum of the service cost and interest would be an increase of 9%.

The Company adopted SFAS No. 106, Employers' Accounting for Postretirement Benefits Other than Pensions, during the year ended September 30, 1995.

> Deferred Compensation

The Company has a deferred compensation plan for its directors whereby each director may elect to defer his annual fees. For the periods ended December 31, 1996 and September 30, 1995, expense related to this plan was $30,000 and $38,000, respectively, with payouts equaling $17,000 and $16,000, respectively.

>  Fair Values of Financial Instruments

The following methods and assumptions were used to estimate the fair value of each class of financial instrument:

Cash and Cash Equivalents -- The fair value of cash and cash equivalents approximates carrying value.

Interest-bearing Time Deposits -- The fair value of interest-bearing time deposits approximates carrying value.

Investment Securities -- Fair values are based on quoted market prices.

Loans -- For both short-term loans and variable-rate loans that reprice frequently and with no significant change in credit risk, fair values are based on carrying values. The fair values for certain mortgage loans, including one-to-four family residential, are based on quoted market prices of similar loans sold in conjunction with securitization transactions, adjusted for differences in loan characteristics. The fair value of other loans is estimated using discounted cash flow analyses using interest rates currently being offered for loans with similar terms to borrowers of similar credit quality.

Interest Receivable/Payable -- The fair values of interest receivable/payable approximate carrying values.

Federal Home Loan Bank stock -- Fair value of Federal Home Loan Bank stock is based on the price at which it may be resold to the Federal Home Loan Bank.

Deposits -- The fair values of noninterest-bearing demand, interest-bearing demand and savings accounts are equal to the amount payable on demand at the balance sheet date. Fair values for fixed-rate certificates of deposit are estimated using a discounted cash flow calculation that applies interest rates currently being offered on certificates to a schedule of aggregated expected monthly maturities on such time deposits.

Off-Balance Sheet Commitments -- Commitments include commitments to purchase and originate mortgage loans, commitments to sell mortgage loans, and standby letters of credit and are generally of a short-term nature. The fair value of such commitments are based on fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the counterparties' credit standing.

The Company adopted SFAS NO. 107, Disclosures about Fair Value of Financial Instruments, on October 1, 1995. The estimated fair values of the Company's financial instruments are as follows:

                                                                   1996
                                                         -----------------------
                                                           Carrying       Fair
December 31                                                 Amount       Value
--------------------------------------------------------------------------------
Assets
  Cash and cash equivalents                              $  26,410    $  26,410
  Interest-bearing time deposits                             2,000        2,000
  Investment securities held to maturity                     3,400        3,396
  Loans, net                                                91,443       93,007
  Interest receivable                                          807          807
  Federal Home Loan Bank stock                                 454          454
  Cash surrender value of life insurance                       185          185

Liabilities
  Deposits                                                 100,714      100,635
  Interest payable                                              34           34

Off-balance sheet assets
  Commitments to extend credit                                   0            0
  Standby letters of credit                                      0            0

GREAT AMERICAN BANCORP, INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS OR
PLAN OF OPERATION
(Table dollar amounts in thousands, except per share data)

Great American Bancorp, Inc. (the "Company") is based in central Illinois and was organized on February 23, 1995 for the purpose of acquiring all of the capital stock of First Federal Savings Bank of Champaign-Urbana (the "Bank") upon conversion of the Bank from the mutual to the stock form of organization. This conversion was completed on June 30, 1995. The Company sold 2,052,750 shares of common stock in the initial public offering at $10 per share. The Company purchased 100% of the outstanding capital stock of the Bank using 50% of the $19.36 million in net proceeds generated from the initial offering.

The Company conducts no significant business other than through the Bank. The Bank has a wholly owned subsidiary, Park Avenue Service Corporation ("PASC"), which provides securities brokerage services through a third-party broker-dealer, Scout Brokerage Services, Inc. , and also engages in the sale of fixed rate tax deferred annuities, and real estate development ventures. All references to the Company include the Bank and its subsidiary PASC, unless otherwise indicated. References to the Company prior to June 30, 1995 are to the Bank and PASC on a consolidated basis.

In November, 1995, the Company's Board of Directors voted to change the Company's fiscal year end from September 30 to December 31. Accordingly, the following discussion analyzes the results of operations for the fifteen months ended December 31, 1996 compared to the twelve months ended September 30, 1995 and the financial position as of December 31, 1996 to the financial position as of September 30, 1995. Fluctuations in the results of operations that are significant only because of the additional quarter in the period ended December 31, 1996 have not be discussed. All references to percentage changes in income or expense items have been annualized.

Results of Operations

The Company recorded net income of $534,000 or $0.29 per share for the fifteen months ended December 31, 1996 compared to $753,000, or $0.40 per share, for the fiscal year ended September 30, 1995. Net income declined in the period ended December 31, 1996 primarily due to a reduction in noninterest income and an increase in noninterest expense which mainly resulted from nonrecurring items. The provision for loan losses and income tax expense were also higher in the period ended December 31, 1996 compared to fiscal 1995. Net interest income increased in the period ended December 31, 1996 from the amount recorded for fiscal 1995.

The Company recorded two significant nonrecurring items in the period ended December 31, 1996: a one-time special deposit insurance assessment totaling $572,000, or $350,000 net of taxes, and a loss on the sale of securities totaling $127,000, or $78,000 net of taxes. Also, in fiscal 1995 the Company recorded a $193,000 gain, or $118,000 net of taxes, from the sale of the Bank's previous main banking facility. The following chart summarizes net income prior to these nonrecurring items:

Period Ended December 31 and September 30                     1996        1995
-------------------------------------------------------------------------------
Net income                                               $     534    $    753
Special deposit assessment (net of taxes)                      350           -
Loss on sale of securities (net of taxes)                       78           -
Gain on sale of premises and equipment (net of taxes)           --        (118)
                                                         ----------------------
  Net income exclusive of nonrecurring items             $     962    $    635
                                                         ======================
  Net income exclusive of
    nonrecurring items (annualized)                      $     770    $    635
                                                         ======================
Earnings per share, exclusive of
  nonrecurring items (annualized):
  Assuming no dilution                                   $    0.42    $   0.34
                                                         ======================
  Assuming full dilution                                 $    0.38    $   0.31
                                                         ======================
Return on average assets, exclusive of
  nonrecurring items (annualized)                              .64%        .58%
                                                         ======================
Return on average equity, exclusive of
  nonrecurring items (annualized)                             2.34%       3.07%
                                                         ======================

The $962,000 in net income excluding nonrecurring items for the period ended December 31, 1996 represents a 21.3% increase on an annualized basis over the fiscal year 1995 net income excluding nonrecurring items.

SAIF Assessment

On September 30, 1996, the Deposit Insurance Funds Act of 1996 was enacted which required the Federal Deposit Insurance Corporation ("FDIC") to impose a one-time special assessment on deposits held by savings and loan institutions that are insured through the Savings Association Insurance Fund ("SAIF"). The special assessment was equal to $0.657 per $100 of insured deposits and was required to be applied against SAIF-assessable deposits held as of March 31, 1995. The charge to the Company for this one-time assessment, which was paid to the FDIC in November 1996, was $572,000.

Beginning in 1997, SAIF insured institutions will have the same risk-based assessment schedule as Bank Insurance Fund ("BIF") members - 0 to 27 basis points per $100 of insured deposits. The previous SAIF assessment range was 23 to 31 basis points per $100 of insured deposits. In addition, SAIF assessed institutions will also be billed an additional 6.48 basis points for payments on the Financing Corporation ("FICO") obligation. BIF members will pay 1.296 basis points toward the FICO bonds. Because the Company currently is in the lowest risk classification, the Company expects to pay only the 6.48 basis points FICO payment. Based on deposit levels at December 31, 1996, the total assessment for 1997 will be approximately $60,000, a reduction of about $140,000 or $85,000 net of taxes, from the premium assessed for calendar 1996, exclusive of the special assessment.

Because the SAIF premiums will be comparable to the BIF premiums, SAIF institutions, such as the Company, will no longer be at a substantial disadvantage to BIF members with respect to the pricing of loans and deposits and the ability to achieve lower operating costs.

Loss on Sale of Securities

During the fourth quarter of 1996, the Company also recorded a loss of $127,000, $78,000 net of taxes, on the sale of $6.0 million of adjustable rate mortgage mutual funds. These funds had been accounted for as available for sale, with an unrealized loss recorded as a reduction of total stockholders' equity. The sale of these securities, therefore, had no effect on total stockholders' equity.
The Company sold the securities in response to declining interest rates toward the end of 1996 and intends to use the proceeds from the sale to fund loans and to purchase fixed term investment securities, primarily U.S. Treasury and Agency securities.

Net Interest Income

The most significant component of the Company's net income is net interest income, the difference between interest income generated from loans, investment securities and interest-earning demand and time deposits, and interest expense recorded on deposits and other interest-bearing liabilities. Net interest income was $6.77 million for the fifteen months ended December 31, 1996, compared to $4.69 million for fiscal year 1995, an annualized increase of 15.5%.

Interest Income - Interest income was $10.81 million for the period ended December 31, 1996 versus $7.68 million for fiscal year 1995, an annualized increase of 12.6%. This increase was primarily due to growth in loans and an increase in average short-term investments.

Average loans increased from $76.22 million in fiscal 1995 to $83.50 million in the period ended December 31, 1996, an increase of $7.28 million or 9.6%. The majority of this growth was in one-to four-family mortgage loans, commercial real estate loans and consumer loans. Average total one-to four-family mortgage loans increased $3.94 million, average total commercial real estate loans increased $1.74 million, and average total consumer loans grew $1.65 million during the fifteen months ended December 31, 1996. Management has implemented various marketing and advertising efforts during 1995 and 1996 designed to increase loans in all loan categories, including a more aggressive direct marketing strategy, employee referral programs, and special rate consumer loan promotions. However, even though the Company is seeking to grow loans, the Company sold $3.5 million in fixed rate one-to four-family mortgage loans in the last quarter of calendar year 1995 and during the first few months of calendar year 1996 due to a decline in interest rates during this period.

Average short-term investments increased from $11.58 million in fiscal 1995 to $17.59 million for the period ended December 31, 1996, an increase of $6.01 million or 51.9%. This increase resulted from the $15.12 million in net cash generated from the Company's stock offering which was completed on June 30, 1995: $20.53 million of gross proceeds, less $1.17 million in underwriting and other expenses of the offering, less $1.64 million related to shares purchased by the Bank's Employee Stock Ownership Plan ("ESOP") through a loan from the holding company, and less approximately $2.60 million in proceeds from stock sales which came from existing customer deposits. During the period ended December 31, 1996, the increase in average short-term investments which resulted from the initial stock offering was partially reduced due to funding loan growth, dividends paid of $907,000, treasury stock purchased of $2.88 million, and funds contributed to the Company's Incentive Plan of $1.19 million for the purchase price of 82,110 shares of Company Stock.

The average yield on interest-earning assets decreased from 7.92% for the year ended September 30, 1995 to 7.89% for the period ended December 31, 1996, primarily the result of a general decline in interest rates during 1995 and in the beginning of 1996.

Interest Expense - Interest expense increased from $3.00 million in fiscal 1995, to $4.04 million for the fifteen months ended December 31, 1996, an annualized increase of 7.7%, with most of the increase attributable to increases in rates and average balances of certificates of deposits, offset by a reduction in the volume of other interest-bearing deposits. This increase resulted partly from a shift in the mix of deposits from lower rate passbook savings and insured money market accounts to higher rate, longer term certificates of deposit. Also offering rates on certificates of deposit, specifically certificates with maturities ranging from one year to 30 months, were higher during 1996. Average passbook savings deposits decreased from $18.39 million in fiscal 1995 to $15.99 million in the period ended December 31, 1996, and average insured money market accounts declined from $8.51 million to $6.59 million. Average certificate of deposits increased from $43.75 million in fiscal 1995 to $47.22 million in the period ended December 31, 1996.

Although average total interest-bearing deposits for the period ended December 31, 1996 of $82.36 million did not change significantly from the level sustained during fiscal 1995 of $82.70 million, total interest-bearing deposits at December 31, 1996 of $96.46 million was $19.21 million, or 24.9%, higher than the $77.25 million balance of total interest-bearing deposits on September 30, 1995. The average balance of total interest-bearing deposits for the period ended December 31, 1996 did not change significantly from the average for fiscal 1995 due partly to a decline in interest-bearing deposits from $85.61 million on September 30, 1994 to $77.25 million on September 30, 1995, or $8.36 million. Also, approximately $10.0 million of the growth in interest-bearing deposits in the period ended December 31, 1996 occurred in the last quarter of 1996.

The average cost of certificates of deposit increased from 4.87% in 1995 to 5.35% for the period ended December 31, 1996. The Bank targeted the one year to 30 month certificate categories with several promotions during 1996 in order to attract new customers and to retain customers with maturing deposits. Interest rates on short-term money market accounts, NOW accounts, and savings deposits during the period ended December 31, 1996 were unchanged from the levels maintained during fiscal 1995. The total cost of interest-bearing liabilities increased from 3.57% for the year ended September 30, 1995 to 3.89% for the period ended December 31, 1996.

Net interest income of $4.69 million in fiscal 1995 increased $407,000, or 10.2%, from the $4.28 million recorded for fiscal 1994. Interest income increased $660,000, or 9.4%, from $7.02 million in fiscal 1994 to $7.68 million in fiscal 1995 due to growth in loans and higher yields on most interest-earning assets. Interest expense of $3.00 million in 1995 was $253,000, or 9.2%, higher than the $2.74 million reported in fiscal 1994 due primarily to rising interest rates during calendar year 1994 and in the beginning of calendar year 1995 which caused an increase in the average cost of certificates of deposit.

Average Balance Sheet   The following table presents the average balance sheet
for the Company for the fifteen months ended December 31, 1996, and the fiscal years ended September 30, 1995 and 1994, the interest on interest-earning assets and interest-bearing liabilities and the related average yield or cost. The yields and costs are derived by dividing income or expense by the average balance of assets or liabilities, respectively, for the periods shown except where noted otherwise. Average balances for the periods ended December 31, 1996 and September 30, 1995 are derived from average daily balances, while the average balances for fiscal year 1994 is derived from averaging month-end balances. Management does not believe averaging month-end balances instead of using average daily balances has caused a material difference in the information presented. The yields and costs include fees which are considered adjustments to yields. The average yields and costs for the period ended December 31, 1996 were adjusted to reflect annualized percentages.


                                              Consolidated Average Balance Sheet

                                                                      Period Ended
                                     ----------------------------------------------------------------------------------
                                        December 31, 1996 (1)        September 30, 1995          September 30, 1994
                                     --------------------------   -------------------------   --------------------------
                                                        Average                     Average                      Average
                                     Average             Yield/   Average            Yield/   Average             Yield/
                                     Balance  Interest    Cost    Balance  Interest   Cost    Balance   Interest   Cost
                                     -------  --------  -------   -------  --------  ------   --------  --------  ------
Assets
 Interest-earning assets:
  Interest-bearing demand deposits  $  4,604   $   293    5.07%  $  3,676   $   196   5.33%   $ 10,326   $   339   3.28%
  Federated Liquid Cash Fund          12,983       881    5.41      7,902       443   5.61       5,000       181   3.62
  Interest-bearing time deposits         179        12    5.34        827        41   4.96       2,108        80   3.80
  Investment securities, net (2)       7,488       557    5.93      7,994       473   5.92       9,993       426   4.26
  Loans, net (3)                      83,499     9,024    8.61     76,218     6,503   8.53      70,957     5,969   8.41
  FHLB stock                             465        40    6.86        432        28   6.48         472        29   6.14
                                  --------------------------------------------------------------------------------------
   Total interest-earning assets     109,218    10,807    7.89%    97,049     7,684   7.92%     98,856     7,024   7.11%
 Noninterest-earning assets           11,716                       12,310                        9,230
                                  --------------------------------------------------------------------------------------
   Total assets                     $120,934                     $109,359                     $108,086
                                  ======================================================================================

Liabilities and Stockholders' Equity
 Interest-bearing liabilities:
  Insured money market deposits     $  6,590   $   166    2.01%  $  8,509   $   168   1.97%   $ 11,614   $   276   2.38%
  Savings deposits                    15,991       400    1.99     18,388       364   1.98      19,752       448   2.27
  NOW and other demand deposits       12,552       272    1.73     12,054       207   1.72      13,648       239   1.75
  Certificates of deposit             47,223     3,168    5.35     43,752     2,132   4.87      42,115     1,522   3.61
                                  --------------------------------------------------------------------------------------
   Total deposits                     82,356     4,006    3.88     82,703     2,871   3.47      87,129     2,485   2.85
  FHLB advances and other                416        36    6.90      1,202       126  10.48       2,344       259  11.05
                                  --------------------------------------------------------------------------------------
   Total interest-bearing
     liabilities                      82,772     4,042    3.89%    83,905     2,997   3.57%     89,473     2,744   3.07%
 Noninterest-bearing liabilities       5,272                        4,765                        3,308
                                  --------------------------------------------------------------------------------------
  Total liabilities                   88,044                       88,670                       92,781
 Stockholders' equity                 32,890                       20,689                       15,305
                                  --------------------------------------------------------------------------------------
   Total liabilities and
     stockholders' equity           $120,934                     $109,359                     $108,086
                                  ======================================================================================
Net interest rate spread (4)                   $ 6,765    4.00%             $ 4,687   4.35%              $ 4,280   4.04%
                                  ======================================================================================
Net interest margin (5)                                   4.94%                       4.83%                        4.33%
                                  ======================================================================================
Ratio of interest-earning assets to
  interest-bearing liabilities                          131.95%                     115.67%                      110.49%
                                  ======================================================================================


(1) Represents a fifteen-month period as a result of the Company's change in fiscal year from September 30 to December 31, which occurred in November, 1995.
(2) Includes securities available for sale and unamortized discounts and premiums.
(3) Amount is net of deferred loan fees, loan discounts and premiums, loans in process, allowance for loan losses and nonperforming loans.
(4) Net interest rate spread represents the difference between the yield on average interest-earning assets and the cost of average interest-bearing liabilities.
(5) Net interest margin represents net interest income divided by average interest-earning assets.


Rate/Volume Analysis - The following table presents the extent to which changes in interest rates and changes in the volume of interest-earning assets and interest-bearing liabilities have affected the Bank's interest income and expense during the periods indicated. Information is provided in each category with respect to: (i) changes attributable to changes in volume (changes in volume multiplied by prior rate); (ii) changes attributable to the combined impact of volume and rate have been allocated proportionately to the changes due to volume and the changes due to rate. The interest income and interest expense amounts for the fifteen months ended December 31, 1996 were annualized in order to be comparable to interest income and interest expense for the fiscal years ended September 30, 1995 and 1994.

                                          Period Ended                     Year Ended
                                        December 31, 1996               September 30, 1995
                                          Compared to                      Compared to
                                           Year Ended                       Year Ended
                                        September 30, 1995              September 30, 1994
                                    --------------------------      --------------------------
                                        Increase                        Increase
                                       (Decrease)                      (Decrease)
                                         Due to                           Due to
                                    -----------------               -----------------
                                      Volume    Rate      Net         Volume   Rate      Net
                                    --------------------------      --------------------------
Interest-earning assets:
  Interest-bearing demand deposits   $   48    $  (9)   $  39       $  (288)  $ 145   $ (143)
  Federated Liquid Cash Fund            276      (14)     262           135     127      262
  Interest-bearing time deposits        (35)       3      (32)          (59)     20      (39)
  Investment securities, net            (30)       3      (27)          (96)    143       47
  Loans, net                            628       88      716           448      86      534
  FHLB stock                              2        2        4            (3)      2       (1)
                                     ---------------------------------------------------------
    Total interest-earning assets       889       73      962           137     523      660
                                     ---------------------------------------------------------

Interest-bearing liabilities:
  Insured money market deposits         (39)       3      (36)          (66)    (42)    (108)
  Savings deposits                      (48)       4      (44)          (30)    (54)     (84)
  NOW and other demand deposits           9        2       11           (27)     (5)     (32)
  Certificates of deposit               177      226      403            61     549      610
  FHLB advances and other               (64)     (33)     (97)         (120)    (13)    (133)
                                     ---------------------------------------------------------
    Total interest-bearing
      liabilities                        35      202      237          (182)    435      253
                                     ---------------------------------------------------------
    Net change in net interest
      income                         $  854    $(129)   $ 725       $   319   $  88   $  407
                                     =========================================================


Provision for Loan Losses

The provision for loan losses for the period ended December 31, 1996 was $325,000, compared to $132,000 for fiscal 1995. The increased provision in 1996, which included a special provision of $50,000 recorded in the fourth quarter, reflects management's analysis of the Bank's loan portfolio. In Particular, management considered the increase in non-performing loans and increased charge-off activity in 1996 and reviewed potential problem loans. Total charge-offs for the period ended December 31, 1996 totaled $186,000, compared to $126,000 for fiscal 1995. Approximately $145,000 in charge-offs in 1996 related to loans to two commercial customers in different service industries. The ratios of the Company's allowance for loan losses to total loans and allowance for loan losses to non-performing loans were 0.41% and 211.3%, respectively, at December 31, 1996, compared to 0.29% and 160.4%, respectively, at September 30, 1995.

Noninterest Income

Noninterest income for the period ended December 31, 1996 was $641,000 compared to $803,000 for 1995. The 1996 amount is net of the realized loss on the sale of securities of $127,000, and the 1995 amount also includes the gain of $193,000 recorded on the sale of the Bank's prior main banking facility. This building was sold during the first quarter of fiscal 1995 in connection with the Bank's constructing and opening a new main banking facility. If noninterest income was adjusted for these two nonrecurring items, noninterest income for the period ended December 31, 1996 would have been $768,000, compared to $610,000 for fiscal 1995, an annualized increase of less than 1%.

Income from PASC's joint venture declined from $57,000 in fiscal 1995 to $51,000 for the period ended December 31, 1996 due to fewer lot sales. Substantially all of the lots in the joint venture have been sold. Commission income declined from $71,000 in fiscal 1995 to $32,000 for the period ended December 31, 1996, due to reduced sales of tax-deferred annuities as other longer-term savings rates became more attractive. The loss in commission income from the sale of tax deferred annuities was partially offset by commission income generated from PASC's securities brokerage services which became operative in late 1996. Other customer fees increased from $38,000 in fiscal 1995 to $79,000 for the period ended December 31, 1996, mainly due to ATM fees resulting from the Company's purchase of five additional machines during the period and safety deposit box rental income. Net gains recorded from loan sales increased from $8,000 in fiscal 1995 to $30,000 for the period ended December 31, 1996 due to the increased volume of sales. Other income increased from $13,000 in fiscal 1995 to $41,000 for the period ended December 31, 1996 due to recording a $21,000 gain on mortgage servicing rights in 1996 with no corresponding amount recorded in 1995. This gain was recorded in conjunction with the Company's adoption during the period ended December 31, 1996 of Statement of Financial Accounting Standards No. 122 "Accounting for Mortgage Servicing Rights", which requires rights to service mortgage loans for others be recorded as an asset.

Noninterest Expense

Noninterest expense for the period ended December 31, 1996 was $6.10 million compared to $4.10 million for fiscal year 1995. The 1996 amount includes the one-time SAIF special deposit insurance assessment of $572,000. If noninterest expense was reduced by the one-time special deposit insurance assessment, noninterest expense for the period ended December 31, 1996 would have been $5.53 million, an increase of $1.43 million or 7.8% on an annualized basis. The increase for the period ended December 31, 1996 compared to fiscal 1995 was primarily in compensation and employee benefits expense, equipment expenses, legal and professional fees, and other expenses offset by a decrease in directors fees.

Compensation and employee benefits expense was $765,000 higher or 10.2% higher on an annualized basis for the period ended December 31, 1996 compared to fiscal 1995. This increase was primarily due to the recording of $210,000 of expense related to the Company's incentive plan adopted in February, 1996 and $455,000 in compensation expense relating to the ESOP versus $206,000 recorded for the ESOP in fiscal 1995. Equipment expenses totaling $306,000 were 11.8% higher on an annualized basis for the period ended December 31, 1996 compared to the $219,000 recorded for fiscal 1995, due mainly to depreciation expense resulting from the purchase during 1996 of five additional ATM machines, an upgraded phone system, and various computers and related equipment.

Legal and professional expenses were $250,000 for the period ended December 31, 1996, $171,000 higher than the $79,000 recorded for fiscal year 1995, due to fees related to the Company operating as a publicly-held entity and savings and loan holding company and fees related to trust arrangements for the Company's various benefit plans. Other expenses were $419,000 for the period ended December 31, 1996 versus $252,000 for fiscal 1995, an increase of 33.0% on an annualized basis. The expenses that were higher for the period ended December 31, 1996 included franchise taxes and annual report expenses, offset by lower travel and entertainment expenses.

Directors fees were $159,000 in the period ended December 31, 1996 compared to $194,000 in fiscal 1995. Beginning in January, 1996, both the Company and the Bank implemented monthly Board of Director fees of $500 per director. Previous to January, 1996, all directors received a fee of $1,000 for each meeting of the Board of Directors and a fee of $200 for each committee meeting attended with the exception of the Loan Committee members, who received $400 per month. The Bank also reduced the Chairman's monthly fee from $1,500 to $500 beginning in January, 1996.

Income Tax Expense

Total income tax expense was $446,000 for the period ended December 31, 1996 compared to $501,000 for fiscal 1995, a decrease of 28.8% on an annualized basis. The decrease in income tax expense primarily reflects the reduction in taxable income for the period ended December 31, 1996. The effective tax rates for the periods ended December 31, 1996 and September 30, 1995 were 45.5% and 40.0%, respectively. The higher effective tax rate for the period ended December 31, 1996 is due to the nondeductible portion of total ESOP compensation expense which was $144,000 for the period ended December 31, 1996 versus $35,000 in fiscal 1995. The amount of ESOP compensation expense which is nondeductible is equal to total ESOP compensation expense less the principal payments made on the ESOP loan.

Financial Condition

Total consolidated assets of the Company increased $16.17 million or 13.9% to $132.37 million as of December 31, 1996 from $116.20 million at September 30, 1995. The growth in assets occurred primarily in cash and cash equivalents, which increased $4.09 million, interest-bearing time deposits which were $2.0 million higher at December 31, 1996 and loans, which grew by $14.17 million, offset by a reduction in total investment securities of $3.83 million.

Cash and cash equivalents and interest-bearing time deposits were higher at December 31, 1996 due to deposit growth in excess of loan growth of approximately $5.67 million and proceeds of $5.87 million received from the sale of the adjustable rate mortgage mutual funds in late 1996, offset by security purchases net of maturities of $2.0 million, dividends paid of $907,000, treasury stock purchased totaling $2.88 million and stock purchased for the incentive plan of $1.19 million.

In November, 1995, a $1.0 million U.S. Treasury security held as of September 30, 1995 matured. During 1996, the Bank purchased $4.0 million in U.S. Treasury and callable U.S. Agency securities, designating these securities as held to maturity. One of these securities, totaling $1.0 million was called in November, 1996. The U.S. Treasury and Agency securities held as of December 31, 1996 mature in varying dates from 1997 to 1999 and have a weighted average yield of 6.12%. At December 31, 1996, the Company also held $400,000 in municipal securities which were purchased in fiscal 1995 and mature in various years from 1997 to 2001. The weighted average yield on the municipal securities, which are exempt from federal income taxes, is 4.49%.

The growth in loans from September 30, 1995 to December 31, 1996 was primarily in one-to four-family and multifamily residential mortgage loans and construction loans, offset by a decline in commercial real estate loans. One- to four-family residential loans increased $9.99 million or 23.9%, multifamily mortgage loans increased $3.71 million or 64.7%, and construction loans increased by $2.08 million or 287.7%, while commercial real estate loans declined by $1.40 million or 12.5% from September 30, 1995 to December 31, 1996. Company management implemented various strategies during the period ended December 31, 1996 which were designed to promote loan growth, including a more aggressive direct marketing program, employee referral campaigns, and special rate promotions. The decline in commercial real estate loans was due to one loan totaling $2.2 million which was repaid in December, 1996. The Company sold $3.5 million in fixed rate residential loans during late 1995 and early 1996 due to a decline in interest rates during this period. The Company sold $741,000 in loans during the latter part of fiscal year 1995.

Company management and the Board of Directors perform ongoing reviews of the loan portfolio in order to identify nonperforming loans and potential problem loans and to evaluate the adequacy of the allowance for loan losses. The Bank utilizes an internal asset classification system similar to that used by the Office of Thrift Supervision, the Bank's primary regulator, to classify assets. The Bank classifies nonperforming loans and potential problem loans and other assets as "Substandard," "Doubtful," "Loss," or "Watch" assets. An asset is considered Substandard if it is inadequately protected by the current net worth and paying capacity of the borrower or of the collateral pledged, if any. Substandard assets include those characterized by the distinct possibility that the Bank will sustain some loss if the deficiencies are not corrected. Assets classified as Doubtful have all of the weaknesses inherent in those classified as Substandard with the added characteristic that the weaknesses present make collection or liquidation in full, on the basis of currently existing facts and conditions, highly questionable and improbable. Assets classified as Loss are those considered uncollectible and of such little value that their continuance as assets without the establishment of a specific loss reserve is not warranted. Assets which do not currently expose the insured institution to sufficient risk to warrant classification in one of the categories described above but possess weaknesses are classified as "Watch." Total internally classified assets equals the sum of nonperforming loans, which are loans past due 90 days or more and non accruing loans, and potential problem loans.

The allowance for loan losses increased from $231,000 at September 30, 1995 to $374,000 at December 31, 1996 due to the $325,000 in provision for loan losses recorded offset by net charge-offs of $182,000. The provision for loan losses was $193,000 higher than the $132,000 recorded in fiscal year 1995 due to management's decision to increase the allowance for loan losses due to increases in nonperforming loans and loans charged off during late 1995 and in 1996 and due to the level of potential problem loans at December 31, 1996.

Total nonperforming loans were $177,000 at December 31, 1996, compared to $144,000 at September 30, 1995. All of the nonperforming loans at December 31, 1996 were loans past due 90 days or more. There were no loans on non accrual at December 31, 1996. Nonperforming loans at December 31, 1996 were comprised of four residential mortgage loans totaling $53,000, six consumer loans totaling $67,000, and a commercial loan with one borrower totaling $57,000. These loans are all substantially secured and therefore are not considered impaired loans at December 31, 1996.

Total potential problem loans were $2.00 million at December 31, 1996 and included all impaired loans, which totaled $471,000 at December 31, 1996. The Company adopted SFAS No. 114 and No. 118, Accounting by Creditors for Impairment of a Loan and Accounting by Creditors for Impairment of Loan - Income Recognition and Disclosures on October 1, 1995. Under SFAS No. 114 and No. 118, a loan is considered impaired when, based on current information and events, it is probable that a creditor will be unable to collect all amounts due according to the contractual terms of the loan agreement. If the present value of expected future cash flows, or in certain instances the observable market price of the loan or the fair value of the underlying collateral, is less than the recorded investment in the loan, then the creditor shall recognize an impairment by adjusting the allowance for loan losses with a corresponding charge to provision for loan losses. At December 31, 1996, impaired loans were comprised of loans to four borrowers. The allowance for impaired loans, included in the Company's allowance for loan losses, was $190,000. Approximately $308,000 of the total impaired loans related to one borrower, with $211,000 in loans to the customer's retail business and a $97,000 mortgage on the borrower's personal residence. This borrower has been habitually past due, but was current at December 31, 1996. The total impaired allowance on this loan was $60,000. Impaired loans to another borrower, totaling $95,000 at December 31, 1996, are secured by various equipment and vehicles. This borrower was also current at December 31, 1996. The impaired allowance for this loan is $55,000. The remaining impaired loans, which relate to two separate borrowers, are unsecured and the impaired allowance equals the principal balance of $68,000 plus accrued interest of $7,000, or $75,000.

The remaining potential problem loans include loans to one borrower totaling $861,000. Approximately $118,000 of this total is expected to be paid in full from the proceeds of the sale of the borrower's business. The remaining loans are adequately secured by the borrower's personal residence, lots the borrower is developing for single family homes, a spec house that is for sale, and by land used for the borrower's business. The eventual repayment of these loans is expected to come mainly from the sale of the collateral. The Bank has established a repayment schedule with the borrower to pay interest until the collateral is sold. The loans were current at December 31, 1996.

Approximately $346,000 in potential problem loans relate to borrowers who own a retail business in a small community close to Champaign. The loans are secured by the assets of the business, including the land and building, and by the personal residence of one of the borrowers. The business and business real estate are both currently for sale. These loans are also expected to be repaid from the sale of collateral. The loans were current at December 31, 1996.

Potential problem loans at December 31, 1996 also include personal loans totaling $173,000 to one borrower that are secured by liquid assets of the borrower and by the borrower's personal residence. The Bank is currently working with this borrower to establish an acceptable repayment schedule.

The remaining potential problem loans include loans to a retail business totaling $74,000 that has experienced cash flow problems in the past and various small consumer loans for which payments have been delinquent in the past or where the expected repayment is from the sale of the underlying collateral. These loans were all current at December 31, 1996.

Total deposits increased $19.84 million or 24.5% from $80.87 million on September 30, 1995 to $100.71 million on December 31, 1996. The majority of this increase was in time deposits which increased $18.05 million and NOW accounts which increased $2.16 million. Time deposits increased primarily in certificates of deposit with maturities ranging from one to two years. These categories of certificates increased by $14.70 million. Certificates maturing in four to eight years also increased by $3.30 million. The growth in time deposits was due to several certificate of deposit promotions held during the period ended December 31, 1996. Company management implemented these promotions in order to provide funding for loans, acquire new customers and retain existing customers whose deposits were maturing. The growth in NOW accounts was due to normal seasonal fluctuations; these deposits tend to be higher in December, compared to September.

Total stockholders' equity decreased from $34.30 million at September 30, 1995 to $30.46 million at December 31, 1996, a decrease of $3.84 million. This decline resulted from net income of $534,000 plus ESOP and incentive plan shares earned of $455,000 and $210,000, respectively, and $97,000 from the reduction in the unrealized loss on securities available for sale, less $1.08 million in dividends declared, $1.19 million in stock purchased for the incentive plan, and $2.88 million in treasury stock purchased.

Subsequent to December 31, 1996, the Company completed the repurchase of 5% of the Company's common stock or 92,630 shares for a total of $1.47 million or $15.84 per share. The repurchased shares will be held as treasury shares to be used for general corporate purposes.

Liquidity and Capital Resources

The Company's primary sources of funds are deposits, principal and interest payments on loans, FHLB advances and, to a lesser extent, proceeds from the sale of loans. While maturities and scheduled amortization of loans are predictable sources of funds, deposit flows and mortgage prepayments are greatly influenced by general interest rates, economic conditions, and competition. Because of the proceeds from the initial stock offering which was completed on June 30, 1995, and the growth in deposits which exceeded loan growth for the period ended December 31, 1996, the Bank maintained liquidity substantially in excess of the regulatory required levels during the latter part of 1995 and in 1996. The Bank is subject to required minimum liquidity ratios as established by the Office of Thrift Supervision ("OTS"), the Bank's primary regulator. These ratios are based upon a percentage of deposits and short-term borrowings. The ratio may vary at the direction of the OTS depending upon economic conditions and deposit flows and is currently 5%. The Bank's liquidity ratios were 18.87% and 18.16% at December 31, 1996 and September 30, 1995, respectively. The Company is not required to maintain a minimum level of regulatory liquidity.

The primary investment activity of the Company is the origination of mortgage loans, commercial and consumer loans, and the purchase of U.S. Government securities. During the periods ended December 31, 1996 and September 30, 1995, the Company originated mortgage loans in the amounts of $35.75 million and $14.30 million, respectively, commercial loans in the amounts of $15.08 million and $12.98 million, respectively, and consumer loans in the amounts of $15.68 million and $12.40 million, respectively. Purchases of U.S. Treasury and Agency securities totaled $4.00 million in the period ended December 31, 1996 and $2.95 million in fiscal 1995. Asset acquisitions during the periods ended December 31, 1996 and September 30, 1995 were primarily funded by deposits, proceeds from the stock offering, principal repayments on loans and proceeds from the sale of the adjustable-rate mortgage mutual funds.

A review of the Consolidated Statement of Cash Flows included in the accompanying financial statements shows that the Company's cash and cash equivalents ("cash") increased $4.09 million and $9.68 million in the periods ended December 31, 1996 and September 30, 1995, respectively. Cash increased in the period ended December 31, 1996 due to net cash provided by operating activities of $2.10 million and net cash provided by financing activities of $14.87 million, less cash used in investing activities of $12.88 million. Cash flows from operating activities included net income of $534,000, proceeds from sales of loans originated for resale of $3.53 million, and noncash adjustments to net income including the provision for loan losses of $325,000, depreciation of $470,000, ESOP compensation expense of $455,000 and incentive plan expense of $210,000, less $3.50 million in loans originated for resale. Cash provided by financing activities included the increases in certificates of deposit of $18.05 million and noninterest bearing, interest bearing demand and savings deposit of $1.79 million, offset by cash used to pay dividends of $907,000, purchase stock for the incentive plan of $1.19 million and purchase treasury stock of $2.88 million. Cash used in investing activities included the $14.33 million net increase in loans, which is primarily loan originations net of principal repayments, the $2.00 million increase in interest-bearing time deposits and the $4.00 million in security purchases, offset by the $5.87 million in proceeds from the sale of the adjustable rate mortgage mutual funds and $2.00 million in security maturities.

Cash increased in fiscal 1995 due to net cash provided by operating activities of $1.3 million and net cash provided by financing activities of $10.96 million, less cash used in investing activities of $2.60 million. Cash flows from operating activities in 1995 came mainly from net income, while cash flows from financing activities derived primarily from the $17.71 million in proceeds from the stock offering, net of offering costs. Cash flows from investing activities included the $2.00 million net change in interest-bearing time deposits and $4.00 million proceeds received from maturing securities. Cash was primarily used to fund the $4.94 million net change in loans, to purchase securities of $3.35 million, to fund the decrease in demand deposits, NOW accounts and savings deposits of $5.00 million and for the repayment of $2.00 million of FHLB advances. Proceeds from the sale of the Company's previous main banking facility totaling $884,000 essentially offset the acquisition of premises and equipment of $1.11 million. The $1.11 million primarily related to final construction costs of the Company's new main banking facility.

At December 31, 1996, the Bank exceeded all of its regulatory capital requirements with tangible capital and core capital both at $24.74 million or 19.2% of total adjusted assets, and risk-based capital of $25.11 million or 34.1% of total risk-weighted assets. The required ratios are 1.5% for tangible capital, 4.0% for core capital, and 8.0% for risk-weighted capital. See the accompanying Notes to Consolidated Financial Statements for the Bank's capital calculations as of December 31, 1996.

The Company's most liquid assets are cash and short-term investments. The levels of these assets are dependent on the Company's operating, financing, lending and investing activities during any given period. At December 31, 1996, cash and cash equivalents and short-term interest-bearing deposits totaled $28.4 million. The Company's future short-term requirements for cash are not expected to significantly change. However, in the event that the Company should require funds beyond its ability to generate them internally, additional sources of funds are available, such as FHLB advances. With no parent company debt and sound capital levels, the Company has several options for longer-term cash needs, such as for future expansion and acquisitions.

Management is not aware of any current recommendations or government proposals which if implemented would have a material effect on the Company's liquidity, capital resources or operations.

Management of Interest Rate Risk

The principal objective of the Company's interest rate risk management function is to evaluate the interest rate risk included in certain balance sheet accounts, determine the level of risk appropriate given the Company's business focus, operating environment, capital and liquidity requirements and performance objectives, establish prudent asset concentration guidelines and manage the risk consistent with Board-approved guidelines. Through such management, the Company seeks to reduce the vulnerability of its operations to changes in interest rates and to manage the ratio of interest rate sensitive assets to interest rate sensitive liabilities within specified maturities or repricing dates. The Bank's Board of Directors has established an Asset/Liability Committee consisting of management officers, which is responsible for reviewing the Bank's asset/liability policies and interest rate risk position. Such committee generally meets on a quarterly basis, and at other times as dictated by market conditions, and reports to the Board of Directors after each such meeting. The Bank's interest rate risk strategy primarily consists of: (i) emphasizing the attraction and retention of core deposits, which tend to be a more stable source of funding; (ii) emphasizing the origination of adjustable rate mortgage loan products and short-term commercial loans, the origination of which is largely dependent on the market demand for such loans; (iii) when market conditions are favorable and in consideration of the regulatory requirements relating to required levels of residential loans which must be maintained by the Bank, selling fixed-rate one- to four-family mortgage loans; and (iv) investing in short-term U.S. Government securities. As a traditional thrift lender, the Bank had a significant amount of its earning assets invested in fixed-rate mortgages with contractual maturities greater than one year. At December 31, 1996, an aggregate of $47.49 million, or 35.9% of total assets, were invested in such assets.

The following table sets forth the amounts of interest-earning assets and interest-bearing liabilities outstanding at December 31, 1996 which mature or reprice in the periods shown. Except as stated in the table, the amount of assets and liabilities shown which reprice or mature during a particular period were determined in accordance with the earlier of term to repricing or the contractual maturity.

Interest Rate Sensitivity

  At December 31, 1996
                                                              Over One    Over Three    Over Six
                                                                Month       Months       Months
                                                  Within       Through     Through      Through
                                                    One         Three        Six         Twelve       Over One
                                                   Month       Months       Months       Months         Year        Total
                                                ---------------------------------------------------------------------------
Interest-earning assets:
  Interest-bearing deposits (1)                  $ 22,049    $     --     $     --     $     --      $     --    $  22,049
  Investment securities, net (2)                      100          --           --        1,000         2,754        3,854
  Loans, net (3)                                    2,505       4,876        7,975        9,966        66,495       91,817
                                                ---------------------------------------------------------------------------
    Total interest-earning assets                $ 24,654    $  4,876     $  7,975     $ 10,966      $ 69,249    $ 117,720
                                                ===========================================================================
Interest-bearing liabilities:
  NOW, savings and insured
    money market deposits                        $ 35,932    $     --     $     --     $     --      $     --    $  35,932
  Certificates of deposit                           6,250       7,785        9,263       13,218        24,013       60,529
                                                ---------------------------------------------------------------------------
    Total deposits                                 42,182       7,785        9,263       13,218        24,013       96,461
  Other interest-bearing liabilities                   --          --           --           --           435          435
                                                ---------------------------------------------------------------------------
    Total interest-bearing liabilities             42,182       7,785        9,263       13,218        24,448       96,896
                                                ---------------------------------------------------------------------------
Excess (deficiency) of interest-earning
  assets over interest-bearing liabilities       $(17,528)   $ (2,909)    $ (1,288)    $ (2,252)     $ 44,801    $  20,824
                                                ===========================================================================
Cumulative excess (deficiency) of
  interest-earning assets over interest-
  bearing liabilities                            $(17,528)   $(20,437)    $(21,725)    $(23,977)     $ 20,824    $  20,824
                                                ===========================================================================
Cumulative interest-earning assets
 divided by interest-bearing liabilities              .58         .59          .63          .67          1.21         1.21
                                                ===========================================================================

(1) Includes interest-bearing demand and interest-bearing time deposits.

(2) Includes FHLB stock and reflects repricing, contractual maturity or anticipated call date.

(3) Loans are placed in the various interest-sensitive periods based on historical prepayment tendencies as well as contractual terms.

The Company tends to be liability sensitive due to the levels of short-term NOW, savings and insured money market deposits maintained. However, the effect of rate increases on these deposits, which are mainly core retail deposits, tends to lag behind the change in market rates. This lag generally lessens the negative impact on net interest income during a period of rising interest rates. Based on the information provided in the table, assuming no management intervention, the effect of an increase in interest rates of 100 basis points would reduce annualized net interest income by approximately $175,280 in the one month category or approximately $204,370 in the three month category. A decrease in interest rates would have the opposite effect.

Management believes that the assumptions used to evaluate interest rate sensitivity approximate actual experience and considers this method a reasonable tool; however, the interest rate sensitivity of the Company's assets and liabilities and the estimated effects of changes in interest rates on net interest income could vary substantially if different assumptions were used or actual experience differs from the historical experiences on which these assumptions were based.

Current Accounting Issues

Mortgage Servicing Rights. During 1995, the Financial Accounting Standards Board ("FASB") issued SFAS No. 122, Accounting for Mortgage Servicing Rights. SFAS No. 122 pertains to mortgage banking enterprises and financial institutions that conduct operations that are substantially similar to the primary operations of mortgage banking enterprises. SFAS No. 122 eliminates the accounting distinction between mortgage servicing rights that are acquired through loan origination activities and those acquired through purchase transactions. Under SFAS No. 122, if a mortgage banking enterprise sells or securitizes loans and retains the mortgage servicing rights, the enterprise must allocate the total cost of the mortgage loans to the mortgage servicing rights and the loans (without the rights) based on their relative fair values if it is practicable to estimate those fair values. If it is not practicable, the entire cost should be allocated to the mortgage loans and no cost should be allocated to the mortgage servicing rights. An entity would measure impairment of mortgage servicing rights and loans based on the excess of the carrying amount of the mortgage servicing rights portfolio over the fair value of that portfolio.

SFAS No. 122 is to be applied prospectively in fiscal years beginning after December 15, 1995, to transactions in which an entity acquires mortgage servicing right and to impairment evaluations of all capitalized mortgage servicing rights. The adoption of SFAS No. 122 had no material impact in 1996 on the Company's financial condition and results of operations.

Stock-Based Compensation. The FASB has issued No. SFAS 123, Accounting for Stock-Based Compensation. SFAS No. 123 establishes a fair value based method of accounting for stock-based compensation plans. The FASB encourages all entities to adopt this method of accounting for all arrangements under which employees receive shares of stock or other equity instruments of the employer, or the employer incurs liabilities to employees in amounts based on the price of its stock.

Due to the extremely controversial nature of this project, SFAS No. 123 permits a company to continue the accounting for stock-based compensation prescribed in Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees. If a company elects that option, pro forma disclosures of net income (and EPS, if presented) are required in the notes to the financial statements as if the provisions of SFAS No. 123 had been used to measure stock-based compensation. The disclosure requirements of Opinion No. 25 have been superseded by the disclosure requirements of this Statement. Once an entity adopts the fair value based method for accounting for these transactions, that election cannot be reversed.

Equity instruments granted or otherwise transferred directly to an employee by a principal stockholder are stock-based employee compensation to be accounted for in accordance with either Opinion 25 or SFAS No. 123 unless the transfer clearly is for a purpose other than compensation. The accounting requirements of SFAS No. 123 became effective for transactions entered into in fiscal years beginning after December 15, 1995, and the disclosure requirements became effective for financial statements for fiscal years beginning after December 15, 1995. Pro forma disclosures required for entities that elect to continue to measure compensation cost using Opinion 25 must include the effect of all awards granted in fiscal years beginning after December 15, 1994. During the initial phase-in period, the effects of applying this Statement are not likely to be representative of the effects on reported net income for future years because options vest over several years and additional awards generally are made each year.

Although the Company has elected to follow APB No. 25, SFAS No. 123 requires pro forma disclosures of net income and earnings per share as if the Company had accounted for its stock options under SFAS No. 123. These disclosures are included in the notes to the financial statements.

Transfers and Servicing of Financial Assets and Extinguishments of Liabilities. SFAS No. 125, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, supersedes SFAS No. 122 and, except as amended by SFAS No. 127, will be effective for all transfers and servicing of financial assets and extinguishments of liabilities occurring after December 31, 1996. SFAS No. 125 provides accounting and reporting standards for transfers and servicing of financial assets and extinguishments of liabilities based on consistent application of a financial-components approach that focuses on control. It distinguishes transfers of financial assets that are sales from transfers that are secured borrowings. Under the financial-components approach, after a transfer of financial assets, an entity recognizes all financial assets it no longer controls and liabilities that have been extinguished. The financial-components approach focuses on the assets and liabilities that exist after the transfer. Many of these assets and liabilities are components of financial assets that existed prior to the transfer. If a transfer does not meet the criteria for a sale, the transfer is accounted for as a secured borrowing with a pledge of collateral.

The FASB was made aware that the volume of certain transactions and the related changes to information systems and accounting processes that are necessary to comply with the requirements of SFAS No. 125 would make it extremely difficult, if not impossible, for some affected enterprises to apply the transfer and collateral provisions of SFAS No. 125 to those transactions as soon as January 1, 1997. As a result, SFAS No. 127 defers for one year the effective date for specified transactions.

Management does not anticipate that the adoption of this Statement will have a material impact on the earnings or the financial statements of the Company.

In addition to historical information, this Annual Report may include certain forward looking statements based on current management expectations. The Company's actual results could differ materially from those management expectations. Factors that could cause future results to vary from current management expectations include, but are not limited to, general economic conditions, legislative and regulatory changes, monetary and fiscal policies of the federal government, changes in tax policies, rates and regulations of federal, state and local tax authorities, changes in interest rates, deposit flows, the cost of funds, demand for loan products, demand for financial services, competition, changes in the quality or competition, changes in the quality or composition of the Bank's loan and investment portfolios, changes in accounting principles, policies or guidelines, and other economic, competitive, governmental and technological factors affecting the Company's operations, markets, products, services and prices. Further description of the risks and uncertainties to the business are included in detail in Item 1, "Business" of the Company's 1996 Form 10-K.


GREAT AMERICAN BANCORP, INC.
SHAREHOLDER INFORMATION

Stock Listing and Price Information

Great American Bancorp, Inc. completed its initial public offering on June 30, 1995. The Company's common stock trades on The Nasdaq Stock Market under the symbol GTPS. Shares of common stock were made available to qualified subscribers at $10.00 per share during the initial public offering.

At December 31, 1996, 1,852,606 shares of the Company's common stock were held of record by 473 persons or entities, not including the number of persons or entities holding stock in nominee or street name through various brokers or banks.

On June 30, 1995, the first day of trading in the Company's common stock, the high and low sales prices were $12.75 and $11.50, respectively. The following schedule shows the high and low sales prices for each of the subsequent quarters:

                 Quarter Ended:            High       Low
                ------------------        ------     ------
                 September 30, 1995       13 3/4     11 3/4
                 December 31, 1995        14 3/4     13
                 March 31, 1996           15 1/4     13 3/4
                 June 30, 1996            14 3/4     13 3/4
                 September 30, 1996       14 3/4     13
                 December 31, 1996        15 1/4     13 3/4

At December 31, 1996 the closing price of a common share was $14 13/16. Such prices do not necessarily reflect retail markups, markdowns, or commissions.

During the period ended December 31, 1996, the Company declared dividends as follows. No dividends were declared during the fiscal year ended September 30, 1995.

      Date Declared          Record Date          Payable Date        Amount
     ----------------     -----------------     -----------------     ------
     February 9, 1996     February 21, 1996      February 29, 1996    $  .28
     June 11, 1996        June 24, 1996          July 8, 1996            .10
     August 15, 1996      September 13, 1996     October 1, 1996         .10
     November 19, 1996    December 13, 1996      January 2, 1997         .10
                                                                      ------
                                                                      $  .58
                                                                      ======
Investor Information

Stockholders, investors and analysts interested in additional information may contact:

Jane F. Adams
Chief Financial Officer
Great American Bancorp, Inc.
1311 S. Neil Street
Champaign, IL  61820

Corporate Counsel

Muldoon, Murphy and Faucette
5101 Wisconsin Avenue N.W.
Washington, D C  20016

Independent Auditors

Geo. S. Olive & Co. LLC
100 Trade Center
Champaign, IL  61820

Annual Meeting of Stockholders

The Annual Meeting of Stockholders of Great American Bancorp, Inc. will be held at 9:30 a.m. April 29, 1997 at:

First Federal Savings Bank of Champaign-Urbana
1311 S. Neil Street
Champaign IL  61820

Shareholders are welcome to attend.

Stock Transfer Agent and Registrar
Inquiries regarding stock transfer, registration, lost certificates or changes in name and address should be directed to the transfer agent and registrar:

American Securities Transfer and Trust, Inc.
938 Quail Street, Suite 101
Lakewood, CO  80215