Form 10QSB
period 1997-03-31
GREAT AMERICAN BANCORP INC
filed 1997-05-16
CIK 943064

UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C. 20549

                              FORM 10-QSB
(Mark One)
[ X ]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
          SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended      March 31, 1997
                                --------------------

[   ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
          SECURITIES EXCHANGE ACT OF 1934

For the transition period from                 to
                              ----------------  ----------------
Commission File Number:                  0-25808
                        ----------------------------------------

                   GREAT AMERICAN BANCORP, INC.
                   ----------------------------

            Delaware                         52-1923366
----------------------------------------------------------------
State or other jurisdiction of          (I.R.S. Employer
Incorporation or organization)          Identification Number)

1311 S. Neil St., P.O. Box 1010, Champaign, IL   61824-1010
---------------------------------------------------------------
(Address of principal executive offices)          (Zip Code)

                         (217) 356-2265
---------------------------------------------------------------
      (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                    (1)  [X]  Yes  [   ]  No
                    (2)  [X]  Yes  [   ]  No

The Registrant had 1,759,976 shares of Common Stock issued and outstanding as of April 30, 1997. These shares include 105,008 shares held by the Registrant's Employee Stock Ownership Plan ("ESOP") and 62,997 shares held by the Registrant's 1995 Incentive Plan that have not been committed to be released to participants.

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

     Item 3.        Defaults Upon Senior Securities

     Item 4.        Submission of Matters to a Vote of Security
                    Holders

     Item 5.        Other Information

     Item 6.        Exhibits and Reports on Form 8-K

SIGNATURES

               Great American Bancorp, Inc. and Subsidiary
                      Consolidated Balance Sheets
                 As of March 31, 1997 and December 31, 1996
                       (unaudited, in thousands)

                                                 March 31,          December 31,
                                                     1997                  1996
Assets                                           --------              --------
Cash and due from banks                     $       4,272          $      6,361
Interest-bearing demand deposits                   21,413                20,049
                                                 --------              --------
     Cash and cash equivalents                     25,685                26,410
Interest-bearing time deposits                         --                 2,000
Investment securities
   Available for sale                                  --                    --
   Held to maturity                                 6,296                 3,400
                                                 --------              --------
     Total investment securities                    6,296                 3,400
Loans                                              97,181                91,817
   Allowance for loan losses                         (408)                 (374)
                                                 --------              --------
     Net loans                                     96,773                91,443
Premises and equipment                              7,237                 7,306
Federal Home Loan Bank stock                          454                   454
Other assets                                        1,453                 1,356
                                                 --------              --------
      Total assets                          $     137,898          $    132,369
                                                 ========              ========
Liabilities
Deposits
  Noninterest bearing                       $       4,618          $      4,253
  Interest bearing                                102,746                96,461
                                                 --------              --------
    Total deposits                                107,364               100,714
Other liabilities                                   1,362                 1,193
                                                 --------              --------
    Total liabilities                             108,726               101,907
                                                 --------              --------


                                                                     (Continued)

              Great American Bancorp, Inc. and Subsidiary
                Consolidated Balance Sheets (Continued)
              As of March 31, 1997 and December 31, 1996
                       (unaudited, in thousands)


Commitments and Contingent Liabilities

Stockholders' Equity
Preferred stock, $0.01 par value
   Authorized and unissued --
    1,000,000 shares                                   --                    --
Common stock, $0.01 par value
   Authorized -- 7,000,000 shares
   Issued -- 2,052,750 shares
   Outstanding -- 1,588,478 and
     1,671,691 shares                                  21                    21
Paid-in-capital                                    19,516                19,486
Retained earnings -- substantially
  restricted                                       15,964                15,938
                                                 --------              --------
                                                   35,501                35,445
Less:
   Treasury stock -- 292,774
     and 200,144 shares                            (4,343)               (2,875)
   Unearned employee stock ownership
    plan shares -- 107,148 and
     113,566 shares                                (1,071)               (1,136)
   Unearned incentive plan shares --
     64,350 and 67,349 shares                        (915)                 (972)
                                                 --------              --------
      Total stockholders' equity                   29,172                30,462
                                                 --------              --------
      Total liabilities and
        stockholders' equity                $     137,898          $    132,369
                                                 ========              ========

See notes to consolidated financial statements.


              Great American Bancorp, Inc. and Subsidiary
                    Consolidated Income Statements
          For the Three Months Ended March 31, 1997 and 1996
              (unaudited, in thousands except share data)

                                                     1997                  1996
                                                 --------              --------
Interest income
  Loans                                     $       2,062          $      1,678
  Investment securities
    Taxable                                            82                    96
    Tax exempt                                          3                     5

   Deposits with financial institutions
      and other                                       288                   298
                                                 --------              --------
        Total interest income                       2,435                 2,077
                                                 --------              --------
Interest expense
   Deposits                                         1,052                   741
   Other                                                8                     7
                                                 --------              --------
        Total interest expense                      1,060                   748
                                                 --------              --------
      Net Interest Income                           1,375                 1,329
Provision for loan losses                              39                    50
                                                 --------              --------
      Net Interest Income After
        Provision for Loan Losses                   1,336                 1,279
                                                 --------              --------
Noninterest income
   Income from joint venture                            5                    15
   Commissions                                          8                     9
   Service charges on deposit accounts                 94                    87
   Other customer fees                                 34                    12
   Net gains on loan sales                             --                    19
   Other income                                        17                    23
                                                 --------              --------
                                                      158                   165
                                                 --------              --------

                                                                     (Continued)

              Great American Bancorp, Inc. and Subsidiary
              Consolidated Income Statements (Continued)
          For the Three Months Ended March 31, 1997 and 1996
              (unaudited, in thousands except share data)


Noninterest Expenses
   Salaries and employee benefits                     615                   575
   Net occupancy and equipment expenses               191                   169
   Data processing fees                                53                    49
   Deposit insurance expense                           14                    51
   Legal and professional fees                         61                    61
   Director fees                                       25                    35
   Marketing and advertising expenses                  42                    32
   Other expenses                                     164                   166
                                                 --------              --------
     Total noninterest expense                      1,165                 1,138
                                                 --------              --------
      Income Before Income Tax                        329                   306
Income tax expense                                    138                   134
                                                 --------              --------
      Net income                            $         191          $        172
                                                 ========              ========
Per Share Data:
Earnings per share
   Assuming no dilution
      Net income                            $        0.12          $       0.09
      Average number                             ========              ========
        of shares                               1,642,221             1,900,366
                                                 ========              ========
   Assuming full dilution:
      Net income                            $        0.10          $       0.08
      Average number                             ========              ========
        of shares                               1,820,405             2,056,260
                                                 ========              ========

Dividends                                   $        0.10          $       0.28
                                                 ========              ========

See notes to consolidated financial statements.

             Great American Bancorp, Inc. and Subsidiary
                 Consolidated Statements of Cash Flows
          For the Three Months Ended March 31, 1997 and 1996
                       (unaudited, in thousands)

                                                     1997                  1996
                                                 --------              --------
Operating Activities

   Net income                               $         191          $        172
   Adjustments to reconcile net
      income to net cash provided
      by operating activities:
         Provision for loan losses                     39                    50
         Depreciation                                 111                    90
         Amortization of deferred
           loan fees                                   (7)                   (4)
         Deferred income tax                          (34)                   --
         Investment securities accretion,
           net                                         (1)                   --
         Net gain on loan sales                        --                   (19)
         Employee stock ownership plan
           compensation expense                       100                    95
         Incentive plan expense                        52                    44
         Loans originated for sale                     --                (2,285)
         Proceeds from sales of loans
           originated for resale                       --                 2,304
         Net change in
             Other assets                             (97)                 (329)
             Other liabilities                        209                    25
                                                 --------              --------
           Net cash provided by
             operating activities                     563                   143
                                                 --------              --------

                                                                     (Continued)

              Great American Bancorp, Inc. and Subsidiary
           Consolidated Statements of Cash Flows (Continued)
          For the Three Months Ended March 31, 1997 and 1996
                       (unaudited, in thousands)

Investing Activities
   Net change in interest-bearing
     time deposits                                  2,000                    --
   Purchase of securities held
    to maturity                                    (2,995)               (1,000)
   Proceeds from maturities of
     securities held to maturity                      100                    --
   Proceeds from sale of Federal Home
     Loan Bank stock                                   --                    29
   Net change in loans                             (5,362)                 (549)
   Purchase of premises and equipment                 (42)                  (60)
                                                 --------              --------
           Net cash used by
           investing activities                    (6,299)               (1,580)
                                                 --------              --------
Financing Activities
   Net change in
     Noninterest-bearing, interest-
       bearing demand and savings
         deposit                                    1,809                 1,675

     Certificates of deposit                        4,841                 2,561
   Cash dividends                                    (171)                 (535)
   Purchase of stock for incentive plan                --                (1,185)
   Purchase of stock under repurchase
     programs                                      (1,468)                   --
                                                 --------              --------
           Net cash provided by
             financing activities                   5,011                 2,516
                                                 --------              --------
Net Change in Cash and Cash Equivalents              (725)                1,079

Cash and Cash Equivalents,
  Beginning of Period                              26,410                25,037
                                                 --------              --------
Cash and Cash Equivalents,
  End of Period                             $      25,685          $     26,116
                                                 ========              ========


                                                                     (Continued)

              Great American Bancorp, Inc. and Subsidiary
           Consolidated Statements of Cash Flows (Continued)
          For the Three Months Ended March 31, 1997 and 1996
                       (unaudited, in thousands)

Additional Cash Flows Information

   Interest paid                            $       1,067          $        795
                                                 ========              ========
   Income tax paid                          $          --          $        251
                                                 ========              ========




See notes to consolidated financial statements.

              Great American Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements

1.  Background Information

Great American Bancorp, Inc. (the "Company") was incorporated on February 23, 1995 and on June 30, 1995 acquired all of the outstanding shares of common stock of First Federal Savings Bank of Champaign-Urbana, ("the "Bank") upon the Bank's conversion from a federally chartered mutual savings bank to a federally chartered stock savings bank. The Company purchased 100% of the outstanding capital stock of the Bank using 50% of the net proceeds from the Company's initial stock offering which was completed on June 30, 1995. The Company sold 2,052,750 shares of common stock in the initial offering at $10 per share. The Company began trading on the NASDAQ Stock Market on June 30, 1995 under the symbol "GTPS".

In November, 1995, the Company's Board of Directors voted to change the Company's fiscal year end from September 30 to December 31, beginning with December 31, 1995.

2.  Statement of Information Furnished

The accompanying unaudited consolidated financial statements have been prepared in accordance with Form 10-QSB instructions and Item 310(b) of Regulation S-B, and in the opinion of management contain all adjustments necessary to present fairly the financial position as of March 31, 1997 and December 31, 1996, the results of operations for the three months ended March 31, 1997 and 1996, and the cash flows for the three months ended March 31, 1997 and 1996. All adjustments to the financial statements were normal and recurring in nature. These results have been determined on the basis of generally accepted accounting principles. The results of operations for the three months ended March 31, 1997 are not necessarily indicative of the results to be expected for the entire fiscal year.

The consolidated financial statements are those of the Company and the Bank. These consolidated financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company's 1996 Annual Report to Shareholders.

PART I -- Item 2.

                     GREAT AMERICAN BANCORP, INC.
                 Management's Discussion and Analysis
                         or Plan of Operation

Great American Bancorp, Inc. (the "Company") is the holding company for First Federal Savings Bank of Champaign-Urbana (the "Bank"). The Bank operates a wholly owned subsidiary, Park Avenue Service Corporation ("PASC"). PASC engages in the sale of fixed-rate, tax deferred annuities and real estate development ventures. In August, 1996, PASC also began offering full service brokerage activities through Scout Brokerage Services, Inc., a subsidiary of United Missouri Bank.


Financial Condition

Total assets increased from $132,369,000 at December 31, 1996 to $137,898,000 at March 31, 1997, an increase of $5,529,000 or 4.2%. This growth was mainly due to increases in investment securities held to maturity and net loans offset by decreases in cash and due from banks and interest-bearing time deposits.

Investment securities held to maturity increased by $2,896,000, from $3,400,000 at December 31, 1996 to $6,296,000 at March 31, 1997. The
securities purchased were all callable Agency securities with maturities ranging from one to two years.

Net loans increased by $5,330,000, or 5.8%, from $91,443,000 at December
31, 1996 to $96,773,000 at March 31, 1997. The growth in loans occurred mainly in one-to four-family, multi-family residential, and commercial loans. One-to four-family residential loans increased from $51,710,000 at December 31, 1996 to $52,692,000 at March 31, 1997, an increase of
$982,000, or 1.9%. Multi family loans increased from $9,446,000 at December 31, 1996 to $13,284,000 at March 31, 1997, an increase of
$3,838,000, or 40.6%. The majority of this increase related to one loan secured by several apartment buildings. Commercial loans increased $242,000 or 2.5% from $9,861,000 at December 31, 1996 to $10,103,000 at March 31,
1997. Security purchases and loan growth were funded by an increase in deposits and by the reduction in cash and due from banks and interest-bearing time deposits.

Total deposits increased from $100,714,000 at December 31, 1996 to $107,364,000 at March 31, 1997, an increase of $6,650,000, or 6.6%. The increase in total deposits was due to increases in all categories: demand deposits, NOW accounts, passbook savings accounts, and certificates of deposit. Demand deposits, NOW accounts, and passbook savings accounts increased by $1,809,000, or 4.5% from $40,186,000 at December 31, 1996 to $41,995,000 at March 31, 1997. This increase was mainly the result of three new deposit products introduced in January,

1997 and increased marketing efforts to promote these products.
Certificates of deposit increased by $4,841,000, or 8.0% from $60,529,000 at December 31, 1996 to $65,370,000 at March 31, 1997. The
growth was mainly in certificates of deposits maturing in 18 months to 2 1/2 years.

Total stockholders' equity decreased $1,290,000 from $30,462,000 at December 31, 1996 to $29,172,000 at March 31, 1997. Book value per share increased from $18.22 at December 31, 1996 to $18.36 at March 31, 1997. The decrease in stockholders' equity is summarized as follows (in thousands):

   Stockholders' equity, December 31, 1996            $   30,462
   Net income                                                191
   Purchase of treasury stock                             (1,468)
   Dividends declared                                       (165)
   Incentive plan shares allocated                            52
   ESOP shares allocated                                     100
                                                          ------

   Stockholders' equity, March 31, 1997               $   29,172
                                                          ======

On February 28, 1997, the Company completed the repurchase of 5% of the Company's common stock or 92,630 shares at an average price of $15.84 per share. The repurchased shares will be held as treasury shares to be used for general corporate purposes.


Results of Operations

Comparison of Three Month Periods Ended March 31, 1997 and 1996

Net income was $191,000 for the three months ended March 31, 1997, compared to $172,000 for the three months ended March 31, 1996. This represents a $19,000, or 11.1% increase. Primary earnings per share were $0.12 for the three months ended March 31, 1997, compared to $0.09 for the three months ended March 31, 1996. Fully diluted earnings per share were $0.10 in 1997, compared to $0.08 in 1996.

Net income for the three months ended March 31, 1997 was higher due to an increase in net interest income offset by a decrease in other income and an increase in other expenses.

Net interest income was $1,375,000 for the quarter ended March 31, 1997 compared to $1,329,000 for the same quarter in 1996, an increase of $46,000 or 3.5%. Interest income was $2,435,000 for the three months ended March 31, 1997 compared to $2,077,000 for the same period in 1996, an increase of $358,000, or 17.2%. Interest income on loans for the three months ended March 31, 1997 was $2,062,000, $384,000 or 22.9%, greater than the $1,678,000 recorded for the same period in 1996. Interest income on investment securities for the three months ended March 31, 1997 was $85,000, $16,000, or 15.8%, lower than the $101,000 experienced for the same period in 1996.

The increase in interest income on loans was due to higher average balances in 1997. Average total loans for the three months ended March 31, 1997 were $96,053,000 compared to $77,602,000 for the same period in 1996, an increase of $18,451,000, or 23.8%. While average balances of all loan categories increased, the majority of this increase was in mortgage loans and consumer loans. Total mortgage loans averaged $77,000,000 for the three months ended March 31, 1997, compared to $59,857,000 for the three months ended March 31, 1996, an increase of $17,143,000, or 28.6%. Average total consumer loans were $10,516,000 during the three months ended March 31, 1997, an increase of $880,000, or 9.1% over the $9,636,000 average balance during the same period in 1996. Average commercial loans increased by $428,000, or 5.3% from $8,109,000 for the three months ended March 31, 1996 to $8,537,000 during the same period in 1997. The growth in mortgage loans was primarily in one-to four-family and multi-family residential loans and was due to increased marketing efforts targeted toward these types of loans. The increase in consumer loans was due to several consumer loan promotions held during 1996.

The average yield on loans was 8.59% for the three months ended March 31, 1997 compared to 8.65% for the three months ended March 31, 1996. The average yields on commercial and consumer loans were slightly lower in 1997 due to a decline in the prime rate in February, 1996. The average yield on mortgage loans for 1997 was unchanged from the average yield on mortgage loans for 1996. The average prime rate was 8.34% during the three months ended March 31, 1997, compared to 8.26% during the same period ended March 31, 1997.

While interest income on loans was higher, interest income on investment securities and deposits with financial institutions and other decreased by $26,000, or 6.5% from $399,000 for the three months ended March 31, 1996 to $373,000 for the three months ended March 31, 1997. The decrease was mainly attributable to lower overall average balances due to the liquidation of $6,000,000 of available for sale securities in November, 1996. The average balance of investment securities and deposits with financial institutions and other declined from $29,429,000 for the three months ended March 31, 1996 to $28,260,000 for the three months ended March 31, 1997, a decrease of $1,169,000, or 4.0%. The average yield on investment securities and deposits with financial institutions and other declined from 5.41% for the three months ended March 31, 1996 to 5.35% for the same period ended in 1997.

Interest expense increased by $312,000, or 41.7% from $748,000 for the three months ended March 31, 1996 to $1,060,000 for the same period in 1997. The increase was mainly attributable to growth in deposits during

1996 and in 1997. Average total deposits increased from $83,853,000 in the first three months of 1996 to $105,713,000 during the same period in 1997, an increase of $21,860,000, or 26.1%. Most of this growth occurred in higher rate certificates of deposit, mainly certificates maturing in 18 months to 2 1/2 years. The average rates on deposits were 4.07% and 3.60% for the three months ended March 31, 1997 and 1996, respectively.

Net interest income as a percent of average interest earning assets was 4.49% for the three months ended March 31, 1997 versus 4.99% for the same period in 1996. The spread between the yield on interest earning assets and the rate on interest bearing liabilities was 3.78% and 4.15% for the three months ended March 31, 1997 and 1996, respectively.

The provision for loan losses was $39,000 for the three months ended March 31, 1997, compared to $50,000 for the same period in 1996. The lower provision for 1997 reflects management's decision to decrease the monthly provision for loan losses as a result of a decrease in non-performing loans and decreased charge-off activity occurring in the first three months of 1997. Non-performing loans, which are loans past due 90 days or more and non accruing loans, totaled $217,000 at March 31, 1997, compared to $548,000 at March 31, 1996. Non-performing loans at March 31, 1997 were comprised of five residential mortgage borrowers with balances totaling $94,000, four consumer borrowers with secured balances totaling $39,000 and unsecured balances totaling $27,000, and one commercial borrower with a secured balance totaling $57,000. All of these loans are 90 days or more past due, with $20,000 of the total in non-accrual status at March 31, 1997. Loans charged-off in 1997 totaled $5,000, with no recoveries. Total charge-offs in the first three months of 1996 were $25,000 with no recoveries. The ratios of the Company's allowance for loan losses to total loans and allowance for loan losses to nonperforming loans were .42% and 188.02%, respectively, at March 31, 1997, compared to .37% and 53.28%, respectively, at March 31, 1996.

Noninterest income totaled $158,000 for the three months ended March 31, 1997, compared to $165,000 for the same period in 1996. The decrease in noninterest income was due to loans sold during 1996 which generated net gains of $19,000. There were no loans sold during 1997. Other customer fees were $34,000 in 1997 compared to $12,000 in 1996 due to increases in ATM fees, credit card fees and safety deposit box rentals.

Noninterest expense was $1,165,000 for the three months ended March 31, 1997, compared to $1,138,000 recorded for the three months ended March 31, 1996, an increase of $27,000, or 2.4%. The increase was mainly due to higher salaries and employee benefits and net occupancy and equipment expenses, offset by a decrease in deposit insurance expense. Salaries and employee benefits expense was $40,000, or 7.0% higher in the first three months ended March 31, 1997 as compared to the same period in 1996, due to normal pay increases and higher compensation expense recorded for stock based benefit plans implemented in February, 1996. Net occupancy and equipment expenses were $22,000, or 13.0% higher in the first three months of 1997 due to an increase in depreciation expense mainly related to the purchase of check processing and imaging equipment in January, 1997. The Bank began to process checks in-house in January, 1997. Previously, a correspondent bank provided this service.

Total income taxes increased by $4,000, or 3.0% from $134,000 for the three months ended March 31, 1997 to $138,000 for the same period in 1996. The increase in income taxes was mainly due to the increased earnings. The effective tax rates for the three months ended March 31, 1997 and 1996, were 41.95% and 43.79%, respectively.


Liquidity and Capital Resources

The Bank's primary sources of funds are deposits and principal and interest payments on loans. While maturities and scheduled amortization of loans are predictable sources of funds, deposit flows and mortgage prepayments are greatly influenced by general interest rates, economic conditions, and competition. The Company's initial stock offering, which was completed on June 30, 1995, contributed substantially to the Company's overall liquidity levels. The Office of Thrift Supervision ("OTS"), the Company's and the Bank's primary regulator, requires the Bank to maintain minimum levels of liquid assets. Currently, the required ratio is 5%. The Bank's liquidity ratios were 25.56% and 18.87% at March 31, 1997 and December 31, 1996, respectively, well above the required minimum.

A review of the Consolidated Statements of Cash Flows included in the accompanying financial statements shows that the Company's cash and cash equivalents ("cash") decreased $725,000 for the three months ended March 31, 1997, compared to an increase of $1,079,000 for the three months ended March 31, 1996. During the three months ended March 31, 1997, cash was primarily provided from earnings, matured time deposits, and increases in demand and savings deposits and certificates of deposit. During 1997, cash was primarily used to fund loan originations, purchase securities held to maturity, purchase treasury stock under repurchase programs, and to pay dividends. During the three months ended March 31, 1996, cash was primarily provided from earnings, proceeds from the sale of loans, and increases in demand and savings deposits and certificates of deposit. During the first three months of 1996, cash was primarily used to fund loan originations, purchase securities held to maturity, purchase stock for stock based benefit plans, and to pay dividends.

The Bank's primary investment activities during the three months ended March 31, 1997 was the origination of loans, and the purchase of securities held to maturity. During the three months ended March 31, 1997 and March 31, 1996, the Bank originated mortgage loans in the amounts of $15,695,000 and $7,166,000, respectively, commercial loans in the amounts of $2,277,000 and $3,145,000, respectively, and consumer loans in the amounts of $2,588,000 and $2,885,000, respectively. Approximately $8,800,000 of the total mortgage loans originated was participated to other financial institutions at the time of origination.

As of March 31, 1997, the Bank had outstanding commitments (including undisbursed loan proceeds) of $1,242,000. The Bank anticipates it will have sufficient funds available to meet its current loan origination commitments. Certificates of deposit which are scheduled to mature in one year or less from March 31, 1997 totaled $40,697,000. Management believes a significant portion of such deposits will remain with the Bank.

The OTS capital regulations require savings institutions to meet three capital standards: a 1.5% tangible capital standard; a 3% leverage (core capital) ratio and an 8% risk-based capital standard. The core capital requirement is effectively 4%, since OTS regulations stipulate that, effective December 19, 1992, an institution with less than 4% core capital will be deemed to be "undercapitalized." As of March 31, 1997, the Bank's capital percentages for tangible capital of 18.59%, core capital of 18.59%, and risk-based capital of 33.45% significantly exceed the regulatory requirement for each category.


PART II -- OTHER INFORMATION

   Item 1.  Legal Proceedings

               The Company is involved in various legal actions incident to its business, none of which is believed by management to be material to the financial condition of the Company.

   Item 2.  Changes in Securities

               Not applicable

   Item 3.  Defaults Upon Senior Securities

               Not applicable

   Item 4.  Submission of Matters to a Vote of Security
            Holders

               Not applicable

   Item 5.  Other Information

               Not Applicable

   Item 6.  Exhibits and Reports on Form 8-K

             a.  Exhibits

                 3.1   Certificate of Incorporation of Great American
                       Bancorp, Inc.*

                 3.2   By-laws of Great American Bancorp, Inc.*

                11.0   Computation of earnings per share (filed herewith)


             b.  Report on Form 8-K

                 1. On January 17, 1997, the Registrant filed a Current Report on Form 8-K reporting information under Items 5 and 7, incorporating by reference a press release dated January 17, 1997 relating to the Registrant's fiscal year 1996 unaudited results and the Registrant's annual meeting date.

                 2. On March 12, 1997, the Registrant filed a Current Report on Form 8-K reporting information under Items 17 & 22 relating to the Registrant's completion of a stock repurchase program and the appointment by the Company's subsidiary First Federal Savings Bank of three new directors.

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

                                         Great American Bancorp, Inc.


      Dated:       May 15, 1997          /s/  George R. Rouse
             ---------------------       ----------------------------
                                          George R. Rouse
                                          President and
                                          Chief Executive Officer



      Dated:       May 15, 1997          /s/  Jane F. Adams
            ---------------------        ----------------------------
                                         Jane F. Adams
                                         Chief Financial Officer,
                                         Secretary and Treasurer

      Exhibit 11.0

      Statement Regarding Computation of Earnings Per Share
      For the Three Months Ended March 31, 1997 and 1996
                            (unaudited)


                                               1997            1996
                                          ---------       ---------
Assuming no dilution:

   Net income (in thousands)              $     191       $     172
                                          =========       =========
   Weighted average number
      of shares:

      Average shares outstanding          1,622,306       1,896,856

      Average incremental shares
         related to stock options            19,915           3,510
                                          ---------       ---------
                                          1,642,221       1,900,366
                                          =========       =========
Earnings per share assuming
   no dilution                            $    0.12       $    0.09
                                          =========       =========

Assuming full dilution:

   Net income (in thousands)              $     191       $     172
                                          =========       =========
   Weighted average number
      of shares:

   Average shares issued                  2,052,750       2,052,750

   Average incremental shares
      related to stock options               19,915           3,510
   Average treasury shares                 (252,260)             --
                                          ---------       ---------
                                          1,820,405       2,056,260
                                          =========       =========
Earnings per share assuming
   full dilution                          $    0.10       $    0.08
                                          =========       =========