Form 10QSB
period 1997-06-30
GREAT AMERICAN BANCORP INC
filed 1997-08-04
CIK 943064

                             UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C. 20549

                              FORM 10-QSB
(Mark One)
[ X ]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
          SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended      June 30, 1997
                                --------------------

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

                    (1)  [X]  Yes  [   ]  No
                    (2)  [X]  Yes  [   ]  No

The Registrant had 1,732,976 shares of Common Stock issued and outstanding as of July 31, 1997. These shares include 98,588 shares held by the Registrant's Employee Stock Ownership Plan ("ESOP") and 58,939 shares held by the Registrant's 1995 Incentive Plan that have not been committed to be released to participants.

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

     Item 3.        Defaults Upon Senior Securities

     Item 4.        Submission of Matters to a Vote of Security
                    Holders

     Item 5.        Other Information

     Item 6.        Exhibits and Reports on Form 8-K

SIGNATURES

                 Great American Bancorp, Inc. and Subsidiary
                        Consolidated Balance Sheets
                  As of June 30, 1997 and December 31, 1996
                          (unaudited, in thousands)

                                                 June 30,        December 31,
                                                     1997                1996
Assets                                           --------            --------
Cash and due from banks                     $       4,715        $      6,361
Interest-bearing demand deposits                   12,439              20,049
                                                 --------            --------
     Cash and cash equivalents                     17,154              26,410
Interest-bearing time deposits                      3,000               2,000
Investment securities
   Available for sale                                 999                  --
   Held to maturity                                 6,297               3,400
                                                 --------            --------
     Total investment securities                    7,296               3,400
Loans                                             100,777              91,817
   Allowance for loan losses                         (446)               (374)
                                                 --------            --------
     Net loans                                    100,331              91,443
Premises and equipment                              7,217               7,306
Federal Home Loan Bank stock                          580                 454
Other assets                                        1,399               1,356
                                                 --------            --------
      Total assets                          $     136,977        $    132,369
                                                 ========            ========
Liabilities
Deposits
  Noninterest bearing                       $       4,637        $      4,253
  Interest bearing                                101,730              96,461
                                                 --------            --------
    Total deposits                                106,367             100,714
Other liabilities                                   1,247               1,193
                                                 --------            --------
    Total liabilities                             107,614             101,907
                                                 --------            --------

                                                                  (Continued)

                 Great American Bancorp, Inc. and Subsidiary
                   Consolidated Balance Sheets (Continued)
                  As of June 30, 1997 and December 31, 1996
                          (unaudited, in thousands)


Commitments and Contingent Liabilities

Stockholders' Equity
Preferred stock, $0.01 par value
   Authorized and unissued --
    1,000,000 shares                                   --                  --
Common stock, $0.01 par value
   Authorized -- 7,000,000 shares
   Issued -- 2,052,750 shares
   Outstanding -- 1,598,956 and
     1,671,691 shares                                  21                  21
Paid-in-capital                                    19,553              19,486
Retained earnings -- substantially
  restricted                                       15,992              15,938
Net unrealized gain on securities
  available for sale                                    3                  --
                                                 --------            --------
                                                   35,569              35,445
Less:
   Treasury stock -- 292,774
     and 200,144 shares                            (4,343)             (2,875)
   Unearned employee stock ownership
    plan shares -- 100,728 and
     113,566 shares                                (1,007)             (1,136)
   Unearned incentive plan shares --
     60,292 and 67,349 shares                        (856)               (972)
                                                 --------            --------
      Total stockholders' equity                   29,363              30,462
                                                 --------            --------
      Total liabilities and
       stockholders' equity                 $     136,977        $    132,369
                                                 ========            ========

See notes to consolidated financial statements.

                  Great American Bancorp, Inc. and Subsidiary
                        Consolidated Income Statements
                For the Six Months Ended June 30, 1997 and 1996
                  (unaudited, in thousands except share data)

                                                     1997                1996
                                                 --------            --------
Interest income
  Loans                                     $       4,155        $      3,420
  Investment securities
    Taxable                                           197                 225
    Tax exempt                                          7                   9
  Deposits with financial institutions
      and other                                       566                 535
                                                 --------            --------
        Total interest income                       4,925               4,189
                                                 --------            --------
Interest expense
   Deposits                                         2,174               1,503
   Other                                               16                  14
                                                 --------            --------
        Total interest expense                      2,190               1,517
                                                 --------            --------
      Net Interest Income                           2,735               2,672
Provision for loan losses                              78                 110
                                                 --------            --------
      Net Interest Income After
        Provision for Loan Losses                   2,657               2,562
                                                 --------            --------
Noninterest income
   Income from joint venture                           11                  32
   Commissions                                         15                  11
   Service charges on deposit accounts                209                 185
   Other customer fees                                 69                  26
   Net gains on loan sales                              1                  23
   Other income                                        35                  27
                                                 --------            --------
                                                      340                 304
                                                 --------            --------

                                                                   (Continued)

                  Great American Bancorp, Inc. and Subsidiary
                   Consolidated Income Statements (Continued)
                  For the Six Months Ended June, 1997 and 1996
                   (unaudited, in thousands except share data)


Noninterest Expenses
   Salaries and employee benefits                   1,243               1,148
   Net occupancy expenses                             232                 226
   Equipment expenses                                 143                 110
   Data processing fees                                96                 100
   Deposit insurance expense                           30                  99
   Printing and office supplies                       145                 121
   Legal and professional fees                        120                 108
   Directors' fees                                     52                  61
   Insurance expense                                   19                  20
   Marketing and advertising expenses                  90                  88
   Other expenses                                     165                 182
                                                 --------            --------
     Total noninterest expense                      2,335               2,263
                                                 --------            --------
      Income Before Income Tax                        662                 603
Income tax expense                                    278                 260
                                                 --------            --------
      Net income                            $         384        $        343
                                                 ========            ========
Per Share Data:
Earnings per share
   Assuming no dilution
      Net income                            $        0.24        $       0.18
      Average number                             ========            ========
        of shares                               1,628,656           1,872,939
                                                 ========            ========
   Assuming full dilution:
      Net income                            $        0.21        $       0.17
      Average number                             ========            ========
        of shares                               1,801,834           2,055,825
                                                 ========            ========

Dividends                                   $        0.20        $       0.38
                                                 ========            ========

See notes to consolidated financial statements.

                  Great American Bancorp, Inc. and Subsidiary
                         Consolidated Income Statements
                  For the Quarter Ended June 30, 1997 and 1996
                   (unaudited, in thousands except share data)

                                                     1997                1996
                                                 --------            --------
Interest income
  Loans                                     $       2,093        $      1,742
  Investment securities
    Taxable                                           115                 129
    Tax exempt                                          4                   4
  Deposits with financial institutions
      and other                                       278                 237
                                                 --------            --------
        Total interest income                       2,490               2,112
                                                 --------            --------
Interest expense
   Deposits                                         1,122                 762
   Other                                                8                   7
                                                 --------            --------
        Total interest expense                      1,130                 769
                                                 --------            --------
      Net Interest Income                           1,360               1,343
Provision for loan losses                              39                  60
                                                 --------            --------
      Net Interest Income After
        Provision for Loan Losses                   1,321               1,283
                                                 --------            --------
Noninterest income
   Income from joint venture                            6                  17
   Commissions                                          7                   2
   Service charges on deposit accounts                115                  98
   Other customer fees                                 35                  14
   Net gains on loan sales                              1                   4
   Other income                                        18                   4
                                                 --------            --------
                                                      182                 139
                                                 --------            --------

                                                                   (Continued)

                  Great American Bancorp, Inc. and Subsidiary
                   Consolidated Income Statements (Continued)
                   For the Quarter Ended June, 1997 and 1996
                  (unaudited, in thousands except share data)


Noninterest Expenses
   Salaries and employee benefits                     628                 573
   Net occupancy expenses                             115                 110
   Equipment expenses                                  69                  57
   Data processing fees                                43                  51
   Deposit insurance expense                           16                  48
   Printing and office supplies                        60                  51
   Legal and professional fees                         59                  47
   Directors' fees                                     27                  26
   Insurance expense                                    8                  11
   Marketing and advertising expenses                  48                  56
   Other expenses                                      97                  95
                                                 --------            --------
     Total noninterest expense                      1,170               1,125
                                                 --------            --------
      Income Before Income Tax                        333                 297
Income tax expense                                    140                 126
                                                 --------            --------
      Net income                            $         193        $        171
                                                 ========            ========
Per Share Data:
Earnings per share
   Assuming no dilution
      Net income                            $        0.12        $       0.09
      Average number                             ========            ========
        of shares                               1,612,442           1,879,078
                                                 ========            ========
   Assuming full dilution:
      Net income                            $        0.11        $       0.08
      Average number                             ========            ========
        of shares                               1,780,447           2,056,115
                                                 ========            ========

Dividends                                   $        0.10        $       0.10
                                                 ========            ========

See notes to consolidated financial statements.

                 Great American Bancorp, Inc. and Subsidiary
                    Consolidated Statements of Cash Flows
               For the Six Months Ended June 30, 1997 and 1996
                           (unaudited, in thousands)

                                                     1997                1996
                                                 --------            --------
Operating Activities

   Net income                               $         384        $        343
   Adjustments to reconcile net
      income to net cash provided
      by operating activities:
         Provision for loan losses                     78                 110
         Depreciation                                 220                 179
         Amortization of deferred
           loan fees                                  (15)                 (8)
         Deferred income tax                           48                 (40)
         Investment securities accretion,
           net                                         (2)                 --
         Net gain on loan sales                        (1)                (23)
         Employee stock ownership plan
           compensation expense                       202                 190
         Incentive plan expense                       109                  96
         Loans originated for sale                    (72)             (2,812)
         Proceeds from sales of loans
           originated for resale                       73               2,835
         Net change in
             Other assets                             (43)               (141)
             Other liabilities                         10                 (83)
                                                 --------            --------
           Net cash provided by
             operating activities                     991                 646
                                                 --------            --------

                                                                   (Continued)

                   Great American Bancorp, Inc. and Subsidiary
                 Consolidated Statements of Cash Flows (Continued)
                  For the Six Months Ended June 30, 1997 and 1996
                            (unaudited, in thousands)

Investing Activities
   Net change in interest-bearing
     time deposits                                 (1,000)                 --
   Purchases of securities held
    to maturity                                    (2,995)             (2,996)
   Purchases of securities available
    for sale                                         (993)                 --
   Proceeds from maturities of
     securities held to maturity                      100                  --
   Purchase of Federal Home Loan Bank
     stock                                           (126)                 --
   Proceeds from sale of Federal Home
     Loan Bank stock                                   --                  29
   Net change in loans                             (8,951)             (8,605)
   Purchase of premises and equipment                (131)               (151)
                                                 --------            --------
           Net cash used by
           investing activities                   (14,096)            (11,723)
                                                 --------            --------
Financing Activities
   Net change in
     Noninterest-bearing demand, interest-
       bearing demand and savings
         deposits                                    (161)             (1,308)

     Certificates of deposit                        5,814               4,509
   Cash dividends                                    (336)               (535)
   Purchase of stock for incentive plan                --              (1,185)
   Purchase of stock under repurchase
     programs                                      (1,468)                 --
                                                 --------            --------
           Net cash provided by
             financing activities                   3,849               1,481
                                                 --------            --------
Net Change in Cash and Cash Equivalents            (9,256)             (9,596)

Cash and Cash Equivalents,
  Beginning of Period                              26,410              25,037
                                                 --------            --------
Cash and Cash Equivalents,
  End of Period                             $      17,154        $     15,441
                                                 ========            ========


                                                                   (Continued)

                  Great American Bancorp, Inc. and Subsidiary
               Consolidated Statements of Cash Flows (Continued)
                For the Six Months Ended June 30, 1997 and 1996
                           (unaudited, in thousands)

Additional Cash Flows Information

   Interest paid                            $       2,187        $      1,570
                                                 ========            ========
   Income tax paid                          $         181        $        502
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

2.  Statement of Information Furnished

The accompanying unaudited consolidated financial statements have been prepared in accordance with Form 10-QSB instructions and Item 310(b) of Regulation S-B, and in the opinion of management contain all adjustments necessary to present fairly the financial position as of June 30, 1997 and December 31, 1996, the results of operations for the six months ended and three months ended June 30, 1997 and 1996, and the cash flows for the six months ended June 30, 1997 and 1996. All adjustments to the financial statements were normal and recurring in nature.
These results have been determined on the basis of generally accepted accounting principles. Reclassifications of certain amounts in the 1996 financial statements have been made to conform to the 1997 presentation. The results of operations for the six months ended June 30, 1997 are not necessarily indicative of the results to be expected for the entire fiscal year.

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

PART I -- Item 2.

                     GREAT AMERICAN BANCORP, INC.
                 Management's Discussion and Analysis
                         or Plan of Operation

Great American Bancorp, Inc. (the "Company") is the holding company for
First Federal Savings Bank of Champaign-Urbana (the "Bank"). The Bank operates a wholly owned subsidiary, Park Avenue Service Corporation
("PASC"). PASC offers full service brokerage activities through Scout Brokerage Services, Inc., a subsidiary of United Missouri Bank, and also engages in the sale of fixed-rate and variable-rate tax deferred annuities and real estate development ventures.


Financial Condition

The Company's total assets increased from $132,369,000 at December 31, 1996 to $136,977,000 at June 30, 1997, an increase of $4,608,000 or 3.5%. This growth was mainly due to increases in total investment securities and net loans offset by a decrease in cash and cash equivalents.

Total investment securities increased by $3,896,000, from $3,400,000 at December 31, 1996 to $7,296,000 at June 30, 1997 due mainly to security purchases of $3,988,000. The securities purchased were all callable Agency securities with maturities ranging from one to two and one-half years.

Net loans increased by $8,888,000, or 9.7%, from $91,443,000 at December 31, 1996 to $100,331,000 at June 30, 1997. The growth in loans occurred mainly in one-to four-family, multi-family residential, and commercial real estate loans. One-to four-family residential loans increased $3,307,000, or 6.4% from $51,710,000 at December 31, 1996 to $55,017,000 at June 30, 1997. Multi-
family loans increased from $9,446,000 at December 31, 1996 to $13,515,000 at June 30, 1997, an increase of $4,069,000, or 43.1%. The majority of this increase related to one loan secured by several apartment buildings. Commercial real estate loans increased $1,155,000 or 12.3% from $9,363,000 at December 31, 1996 to $10,518,000 at June 30, 1997. Security purchases and loan growth were funded by an increase in deposits and by a reduction in cash and cash equivalents.

Total deposits increased from $100,714,000 at December 31, 1996 to $106,367,000 at June 30, 1997, an increase of $5,653,000, or 5.6%. The increase in total deposits was mainly due to an increase in certificates of deposit. Certificates of deposit increased by $5,814,000, or 9.6% from $60,529,000 at December 31, 1996 to $66,343,000 at June 30, 1997. The growth was mainly in certificates of deposit maturing in eighteen months to two and one-half years.

Total stockholders' equity decreased $1,099,000 from $30,462,000 at December 31, 1996 to $29,363,000 at June 30, 1997. Book value per share increased from $18.22 at December 31, 1996 to $18.36 at June 30, 1997. The decrease in stockholders' equity is summarized as follows (in thousands):

   Stockholders' equity, December 31, 1996            $   30,462
   Net income                                                384
   Purchase of stock under repurchase programs            (1,468)
   Dividends declared                                       (329)
   Incentive plan shares allocated                           109
   ESOP shares allocated                                     202
   Increase in unrealized loss on securities
      available for sale, net of income
         tax effect                                            3
                                                          ------

   Stockholders' equity, June 30, 1997                $   29,363
                                                          ======

On June 26, 1997, the Company announced that it had received regulatory clearance to purchase up to 5%, or 87,999 shares, of the Company's common stock. This repurchase program was to commence as soon as practicable subsequent to the release of the Company's earnings for the quarter ended June 30, 1997. As of the date of the filing of this report, the Company had not completed this stock repurchase. The repurchased shares will be held as treasury shares to be used for general corporate purposes.


Results of Operations

Comparison of Six Month Periods Ended June 30, 1997 and 1996

Net income was $384,000 for the six months ended June 30, 1997, compared to $343,000 for the six months ended June 30, 1996. This represents a $41,000, or 12.0% increase. Primary earnings per share were $0.24 for the six months ended June 30, 1997, compared to $0.18 for the six months ended June 30, 1996. Fully diluted earnings per share were $0.21 in 1997, compared to $0.17 in 1996.

Net income in 1997 was higher than net income in 1996 due to increases in net interest income and noninterest income offset by an increase in noninterest expense.

Net interest income was $2,735,000 for the six months ended June 30, 1997, compared to $2,672,000 for the same period in 1996, an increase of $63,000 or 2.4%. Interest income was $4,925,000 for the six months ended June 30, 1997, compared to $4,189,000 for the same period in 1996, an increase of $736,000, or 17.6%, primarily the result of higher interest income on loans. Interest income on loans for the six months ended June 30,

1997 was $4,155,000, $735,000 or 21.5%, greater than the $3,420,000 recorded for the same period in 1996.

The increase in interest income on loans was due to higher average total loans in 1997. Average total net loans for the six months ended June 30, 1997 were $97,238,000, compared to $79,442,000 for the same period in 1996, an increase of $17,796,000, or 22.4%. While average total balances of all loan categories increased, the majority of this increase was in mortgage loans and consumer loans. Total mortgage loans averaged $77,807,000 for the six months ended June 30, 1997, compared to $61,202,000 for the six months ended June 30, 1996, an increase of $16,605,000, or 27.1%. Average total consumer loans were $10,828,000 during the six months ended June 30, 1997, an increase of $1,090,000, or 11.2% over the $9,738,000 average total balance during the same period in 1996. Average commercial loans increased by $221,000, or 2.5% from $8,785,000 for the six months ended June 30, 1996 to $9,006,000 during the same period in 1997. The growth in mortgage loans was primarily in multi-family residential loans and commercial real estate loans and was due to increased marketing efforts targeted toward these types of loans. The increase in consumer loans was due to several consumer loan promotions held during 1996 and 1997. The average yield on loans was 8.62% for the six months ended June 30, 1997, compared to 8.63% for the six months ended June 30, 1996.

While interest income on loans was higher, interest income on investment securities and deposits with financial institutions and other remained level at $770,000 for the six months ended June 30, 1997, compared to $769,000 for the six months ended June 30, 1996. The average total balance of investment securities and deposits with financial institutions and other increased slightly from $28,134,000 for the six months ended June 30, 1996 to $28,696,000 for the six months ended June 30, 1997, an increase of $562,000, or 2.0%. The average yield on investment securities and deposits with financial institutions and other declined slightly from 5.48% for the six months ended June, 1996 to 5.41% for the same period ended in 1997.

Interest expense increased by $673,000, or 44.4% from $1,517,000 for the six months ended June 30, 1996 to $2,190,000 for the same period in 1997. The increase was mainly attributable to growth in deposits during 1996 and in 1997. Average total deposits increased from $80,243,000 in the first six months of 1996 to $101,178,000 during the same period in 1997, an increase of $20,935,000, or 26.1%. Most of this growth occurred in certificates of deposit, mainly certificates maturing in eighteen months to two and one-half years. The average rates on deposits were 4.33% and 3.76% for the six months ended June 30, 1997 and 1996, respectively.

Net interest income as a percent of average interest earning assets was 4.38% for the six months ended June 30, 1997 versus 4.98% for the same period in 1996. The spread between the yield on interest earning assets and the rate on interest bearing liabilities was 3.54% and 4.04% for the six months ended June 30, 1997 and 1996, respectively.

The provision for loan losses was $78,000 for the six months ended June 30, 1997, compared to $110,000 for the same period in 1996. The lower provision for 1997 reflects management's decision to decrease the monthly provision for loan losses as a result of decreased charge-off activity occurring in the first six months of 1997, compared to the same period in 1996. Loans charged-off in the six months ended June 30, 1997, were comprised of consumer loans with four different borrowers totaling $6,000. Recoveries in 1997 were $1,000, with net charge-offs totaling $5,000. Total charge-offs in the first six months of 1996 were $118,000 and recoveries totaled $4,000, equaling net charge-offs of $114,000.

Non-performing loans, which are loans past due 90 days or more and non-accruing loans, totaled $317,000 at June 30, 1997, compared to $227,000 at June 30, 1996. Non-performing loans at June 30, 1997 consisted of four residential mortgage loans totaling $97,000, five consumer loans totaling $34,000, and four commercial loans totaling $186,000. Approximately $62,000 of total non-performing loans were unsecured. The ratios of the Company's allowance for loan losses to total loans and allowance for loan losses to non-performing loans were .44% and 140.69%, respectively, at June 30, 1997, compared to .30% and 115.42%, respectively, at June 30, 1996.

Noninterest income totaled $340,000 for the six months ended June 30, 1997, compared to $304,000 for the same period in 1996, an increase of $36,000, or 11.8%. The increase in noninterest income was mainly due to increases in service charges on deposit accounts and other customer fees, offset by a decline in net gains on loan sales. Service charges on deposit accounts increased $24,000 in 1997 due mainly to an increase in fees charged for returned checks. The Company increased the per item fee for returned checks in late 1996. Other customer fees increased $43,000 in 1997 primarily due to higher ATM fees, and credit card fee income. The Company sold $2,812,000 of loans in 1996 recording net gains of $23,000 versus $72,000 in loans in 1997 for net gains of $1,000.

Noninterest expense was $2,335,000 for the six months ended June 30, 1997, compared to $2,263,000 recorded for the six months ended June 30, 1996, an increase of $72,000, or 3.2%. The increase was mainly due to higher salaries and employee benefits expenses and equipment expenses, offset by a decrease in deposit insurance expense. Salaries and employee benefits expense was $95,000, or 8.3% higher in the first six months ended June 30, 1997, as compared to the same period in 1996, due to the hiring of additional staff, including a commercial loan officer, normal pay increases and higher compensation expense recorded for stock based benefit plans implemented in February, 1996. Equipment expenses were $33,000, or 30.0% higher in the first six months of 1997 due to an increase in depreciation expense mainly related to the purchase of check processing and imaging equipment in January, 1997. The Bank began to process checks in-house in January, 1997. Previously, a correspondent bank provided this service.

Total income taxes increased by $18,000, or 6.9% from $260,000 for the six months ended June 30, 1996 to $278,000 for the same period in 1997. The increase in income taxes was mainly due to the increased earnings. The effective tax rates for the six months ended June 30, 1997 and 1996, were 41.99% and 43.12%, respectively.



Results of Operations


Comparison of Three Month Periods Ended June 30, 1997 and 1996.

Net Income for the quarter ended June 30, 1997 was $193,000 compared to $171,000 for the quarter ended June 30, 1996, an increase of $22,000, or 12.9%. Primary earnings per share for the quarter were $0.12 in 1997, compared to $0.09 in 1996, while fully diluted earnings per share were $0.11 in 1997, compared to $0.08 in 1996.

Net income for the quarter ended June 30, 1997 was higher due to increases in net interest income and noninterest income offset by an increase in noninterest expense.

Net interest income was $1,360,000 for the quarter ended June 30, 1997, compared to $1,343,000 for the same quarter in 1996, an increase of $17,000, or 1.3%. Interest income was $2,490,000 for the three months ended June 30, 1997, compared to $2,112,000 for the same period in 1996, an increase of $378,000, or 17.9%.

Interest income on loans for the three months ended June 30, 1997 was $2,093,000, $351,000, or 20.2% greater than the $1,742,000 recorded for the same period in 1996. The increase in interest income on loans was due to higher average total balances of all loan categories in 1997. Average total loans for the quarter ended June 30, 1997 were $98,807,000 compared to $81,647,000 for the same period in 1996, an increase of $17,160,000, or 21.0%.
The majority of this increase was in mortgage loans and consumer loans. Total mortgage loans averaged $78,614,000 for the second quarter of 1997 compared to $62,957,000 for the same period in 1996, an increase of $15,657,000, or 24.9%.
Average total consumer loans were $11,140,000 for the second quarter of 1997, compared to $9,842,000 for the same period in 1996, an increase of $1,298,000, or 13.2%. Average commercial loans increased by $336,000, or 3.7% from $9,138,000 for the three months ended June 30, 1996 to $9,474,000 for the same period in 1997. The average yield on loans declined from 8.55% for the quarter ended June 30, 1996 to 8.50% for the quarter ended June 30, 1997.

Interest income on investment securities and deposits with financial institutions and other increased by $27,000, or 7.3%, from $370,000 for the quarter ended June 30, 1996 to $397,000 for the same period in 1997. The increase was mainly due to higher overall average balances. The average balance of investment securities and deposits with financial institutions and other increased from $27,129,000 for the three months ended June 30, 1996 to $29,124,000 for the same period in 1996, an increase of $1,995,000, or 7.4%. The average yield on investment securities and deposits with financial institutions and other remained level at 5.46% for the quarter ended June 30, 1997, compared 5.47% for the same period in 1996.

Interest expense increased by $361,000, or 46.9%, from $769,000 for the three months ended June 30, 1996 to $1,130,000 for the same period in 1997. The increase was mainly due to higher average total deposits in 1997, primarily certificates of deposit with maturities ranging from eighteen months to two and one-half years. Average total deposits increased from $81,359,000 for the quarter ended June 30, 1996 to $102,786,000 for the same period in 1997, an increase of $21,427,000, or 26.3%. Average total certificates of deposit increased from $45,202,000 for the quarter ended June 30, 1996 to $65,932,000 for the quarter ended June 30, 1997, an increase of $20,730,000, or 45.9%.
The average rates on deposits were also higher at 4.38% for the quarter ended June 30, 1997, compared to 3.76% for the same period in 1996.

Net interest income as a percent of average interest earning assets was 4.26% for the three months ended June 30, 1997 versus 4.96% for the same period in 1996. The spread between the yield on interest earning assets and the rate on interest bearing liabilities was 3.42% and 4.00% for the three months ended June 30, 1997 and 1996, respectively.

The provision for loan losses was $39,000 for the three months ended June 30, 1997, compared to $60,000 for the same period in 1996. The lower provision for 1997 was mainly due to decreased charge-off activity occurring in the second quarter of 1997, as compared to 1996. Charge-offs for the quarter ended June 30, 1997 were $1,000, with recoveries of $1,000, equaling net charge-offs of zero. Charge-offs for the second quarter of 1996 were $94,000, with recoveries of $4,000, equaling net charge-offs of $90,000.

Noninterest income was $182,000 for the second quarter of 1997, compared to $139,000 for the quarter ended June 30, 1996, an increase of $43,000, or 30.9%. The increase in noninterest income was mainly due to an increase in service charges on deposit accounts of $17,000, and an increase of $21,000 in other customer fees.

Noninterest expense was $1,170,000, $45,000, or 4.0% greater for the quarter ended June 30, 1997, compared to $1,125,000 recorded for the same period in 1996. The increase in noninterest expense was primarily attributable to an increase in salaries and employee benefits expense, which was $628,000, $55,000, or 9.6% higher for the second quarter of 1997, compared to $573,000 recorded for the same period in 1996.

Total income taxes for the three months ended June 30, 1997 was $140,000, compared to $126,000 recorded for the same period in 1996, an increase of $14,000, or 11.1%. The increase in income taxes was mainly due to the increased earnings. The effective tax rates for the three months ended June 30, 1997 and 1996, were 42.04% and 42.42%, respectively.



Liquidity and Capital Resources

The Bank's primary sources of funds are deposits and principal and interest payments on loans. While maturities and scheduled amortization of loans are predictable sources of funds, deposit flows and mortgage prepayments are greatly influenced by general interest rates, economic conditions, and competition. The Office of Thrift Supervision ("OTS"), the Company's and the Bank's primary regulator, requires the Bank to maintain minimum levels of liquid assets. Currently, the required ratio is 5%. The Bank's liquidity ratios were 18.29% and 18.87% at June 30, 1997 and December 31, 1996, respectively, well above the required minimum.

A review of the Consolidated Statements of Cash Flows included in the accompanying financial statements shows that the Company's cash and cash equivalents ("cash") decreased $9,256,000 for the six months ended June 30, 1997, compared to a decrease of $9,596,000 for the six months ended June 30, 1996. During the six months ended June 30, 1997, cash was primarily provided from earnings and increases in certificates of deposit. During 1997, cash was primarily used to fund loan originations, purchase securities held to maturity and available for sale, purchase interest-bearing time deposits, purchase treasury stock under repurchase programs, and to pay dividends. During the six months ended June 30, 1996, cash was primarily provided from earnings, proceeds from the sale of loans, and an increase in certificates of deposit. During the first six months of 1996, cash was primarily used to fund loan originations, purchase securities held to maturity, fund a decrease in noninterest-bearing demand and interest-bearing demand and savings deposits, purchase stock for stock based benefit plans, and to pay dividends.

The Bank's primary investment activities during the six months ended June 30, 1997 was the origination of loans, the purchase of securities held to maturity and available for sale, and the purchase of interest-bearing time deposits. During the six months ended June 30, 1997 and June 30, 1996, the Bank originated mortgage loans in the amounts of $20,927,000 and $18,186,000, respectively, commercial loans in the amounts of $9,570,000 and $8,613,000, respectively, and consumer loans in the amounts of $6,204,000 and $6,791,000, respectively. Approximately $8,800,000 of the total mortgage loans originated in 1997 were participated to other financial institutions at the time of origination.

As of June 30, 1997, the Bank had outstanding commitments (including undisbursed loan proceeds) of $1,731,000. The Bank anticipates it will have sufficient funds available to meet its current loan origination commitments. Certificates of deposit which are scheduled to mature in one year or less from June 30, 1997 totaled $40,572,000. Management believes a significant portion of such deposits will remain with the Bank.

The OTS capital regulations require savings institutions to meet three capital standards: a 1.5% tangible capital standard; a 3% leverage (core capital) ratio and an 8% risk-based capital standard. The core capital requirement is effectively 4%, since OTS regulations stipulate that, effective December 19, 1992, an institution with less than 4% core capital will be deemed to be "undercapitalized." As of June 30, 1997, the Bank's capital percentages for tangible capital of 16.78%, core capital of 16.78%, and risk-based capital of 29.53% significantly exceed the regulatory requirement for each category.


Accounting Changes

In March 1997, the FASB issued SFAS No. 128, "Earnings per share", which supersedes APB No. 15, "Earnings Per Share". SFAS 128 establishes standards for computing and presenting earnings per share and applies to entities with publicly held common stock or potential common stock (i.e. securities such as options, warrants, convertible securities, or contingent stock agreements). The statement replaces the presentation of primary earnings per share with a presentation of basic earnings per share and requires dual presentation of basic and diluted earnings per share on the face of the income statement.
SFAS 128 is effective for financial statements issued for periods ending after 12/15/97. Earlier application is not permitted; however, restatement of all prior-period earnings per share data presented will be required. If the Company had been subject to the requirements of SFAS 128 for the three months and the six months ended June 30, 1997 and June 30, 1996, earnings per common share and earnings per common share - assuming dilution, would have been unchanged from the amounts presented in the accompanying financial statements.

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

               Not applicable

   Item 3.  Defaults Upon Senior Securities

               Not applicable

   Item 4.  Submission of Matters to a Vote of Security
            Holders

               At the annual meeting of stockholders held on April 29, 1997, the Company's stockholders approved the following items:

                 1. elected Clinton C. Atkins to a three-year term as director:

                                                                  Broker
                                 For          Withheld          Non-Votes
                                -----         ---------         ---------
                  Number      1,590,178         11,481               0
                  Percent         99%              1%                0%

                  2.  elected Ronald Kiddoo to a three-year term as director:

                                                                  Broker
                                 For          Withheld          Non-Votes
                                -----         ---------         ---------
                  Number      1,590,628         11,031               0
                  Percent        99%               1%                0%


                  3. approved the appointment of Geo. S. Olive & Co., LLC, as independent auditors of Great American Bancorp, Inc. for the fiscal year ending December 31, 1997:

                                                                   Broker
                                For      Against     Abstain     Non-votes
                               -----     -------     -------     ---------
                  Number     1,587,254    12,205      2,200          0
                  Percent       99.1%       .76%       .14%          0%

                  The following directors held terms of office which continued after the meeting:

                             Mr. George R. Rouse
                             Dr. Morgan C. Powell
                             Mr. James Acheson

   Item 5.  Other Information

               Not Applicable

   Item 6.  Exhibits and Reports on Form 8-K

             a.  Exhibits

                 3.1   Certificate of Incorporation of Great American
                       Bancorp, Inc.*

                 3.2   By-laws of Great American Bancorp, Inc.*

                11.0   Computation of earnings per share (filed herewith)


             b.  Report on Form 8-K

                 1. On April 23, 1997, the Registrant filed a Current Report on Form 8-K reporting information under Items 5 and 7, incorporating by reference a press release dated April 15, 1997 relating to the Registrant's unaudited results for the first quarter of 1997.

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

                                         Great American Bancorp, Inc.


      Dated:       August 1, 1997         /s/  George R. Rouse
             ---------------------       ----------------------------
                                          George R. Rouse
                                          President and
                                          Chief Executive Officer



      Dated:       August 1, 1997         /s/  Jane F. Adams
            ----------------------       ----------------------------
                                         Jane F. Adams
                                         Chief Financial Officer,
                                         Secretary and Treasurer

      Exhibit 11.0

      Statement Regarding Computation of Earnings Per Share
      For the Six Months Ended June 30, 1997 and 1996
                            (unaudited)


                                               1997            1996
                                          ---------       ---------
Assuming no dilution:

   Net income (in thousands)              $     384       $     343
                                          =========       =========
   Weighted average number
      of shares:

      Average shares outstanding          1,607,055       1,869,863

      Average incremental shares
         related to stock options            21,601           3,075
                                          ---------       ---------
                                          1,628,656       1,872,939
                                          =========       =========
Earnings per share assuming
   no dilution                            $    0.24       $    0.18
                                          =========       =========

Assuming full dilution:

   Net income (in thousands)              $     384       $     343
                                          =========       =========
   Weighted average number
      of shares:

   Average shares issued                  2,052,750       2,052,750

   Average incremental shares
      related to stock options               21,601           3,075
   Average treasury shares                 (272,517)             --
                                          ---------       ---------
                                          1,801,834       2,055,825
                                          =========       =========
Earnings per share assuming
   full dilution                          $    0.21       $    0.17
                                          =========       =========