Form 10QSB
period 1997-09-30
GREAT AMERICAN BANCORP INC
filed 1997-11-14
CIK 943064

                             UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C. 20549

                              FORM 10-QSB
(Mark One)
[ X ]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
          SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended      September 30, 1997
                                ----------------------

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

                    (1)  [X]  Yes  [   ]  No
                    (2)  [X]  Yes  [   ]  No

The Registrant had 1,691,977 shares of Common Stock issued and outstanding as of October 31, 1997. These shares include 92,168 shares held by the Registrant's Employee Stock Ownership Plan ("ESOP") and 55,441 shares held by the Registrant's 1995 Incentive Plan that have not been committed to be released to participants.

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

     Item 3.        Defaults Upon Senior Securities

     Item 4.        Submission of Matters to a Vote of Security
                    Holders

     Item 5.        Other Information

     Item 6.        Exhibits and Reports on Form 8-K

SIGNATURES

                 Great American Bancorp, Inc. and Subsidiary
                         Consolidated Balance Sheets
                As of September 30, 1997 and December 31, 1996
                          (unaudited, in thousands)

                                             September 30,        December 31,
                                                     1997                1996
Assets                                           --------            --------
Cash and due from banks                     $       4,934        $      6,361
Interest-bearing demand deposits                   11,101              20,049
                                                 --------            --------
     Cash and cash equivalents                     16,035              26,410
Interest-bearing time deposits                         --               2,000
Investment securities
   Available for sale                               1,001                  --
   Held to maturity                                 3,299               3,400
                                                 --------            --------
     Total investment securities                    4,300               3,400
Loans                                             110,194              91,817
   Allowance for loan losses                         (468)               (374)
                                                 --------            --------
     Net loans                                    109,726              91,443
Premises and equipment                              7,164               7,306
Federal Home Loan Bank stock                          580                 454
Other assets                                        1,763               1,356
                                                 --------            --------
      Total assets                          $     139,568        $    132,369
                                                 ========            ========
Liabilities
Deposits
  Noninterest bearing                       $       5,267        $      4,253
  Interest bearing                                104,311              96,461
                                                 --------            --------
    Total deposits                                109,578             100,714
Other liabilities                                   1,483               1,193
                                                 --------            --------
    Total liabilities                             111,061             101,907
                                                 --------            --------

                                                                  (Continued)

                 Great American Bancorp, Inc. and Subsidiary
                   Consolidated Balance Sheets (Continued)
                As of September 30, 1997 and December 31, 1996
                         (unaudited, in thousands)


Commitments and Contingent Liabilities

Stockholders' Equity
Preferred stock, $0.01 par value
   Authorized and unissued --
    1,000,000 shares                                   --                  --
Common stock, $0.01 par value
   Authorized -- 7,000,000 shares
   Issued -- 2,052,750 shares
   Outstanding -- 1,545,901 and
     1,671,691 shares                                  21                  21
Paid-in-capital                                    19,598              19,486
Retained earnings -- substantially
  restricted                                       16,062              15,938
Net unrealized gain on securities
  available for sale                                    3                  --
                                                 --------            --------
                                                   35,684              35,445
Less:
   Treasury stock -- 355,774
     and 200,144 shares                            (5,436)             (2,875)
   Unearned employee stock ownership
    plan shares -- 94,308 and
     113,566 shares                                  (943)             (1,136)
   Unearned incentive plan shares --
     56,767 and 67,349 shares                        (798)               (972)
                                                 --------            --------
      Total stockholders' equity                   28,507              30,462
                                                 --------            --------
      Total liabilities and
       stockholders' equity                 $     139,568        $    132,369
                                                 ========            ========

See notes to consolidated financial statements.

                  Great American Bancorp, Inc. and Subsidiary
                         Consolidated Income Statements
             For the Nine Months Ended September 30, 1997 and 1996
                  (unaudited, in thousands except share data)

                                                     1997                1996
                                                 --------            --------
Interest income
  Loans                                     $       6,416        $      5,341
  Investment securities
    Taxable                                           304                 367
    Tax exempt                                         10                  13
  Deposits with financial institutions
      and other                                       777                 685
                                                 --------            --------
        Total interest income                       7,507               6,406
                                                 --------            --------
Interest expense
   Deposits                                         3,329               2,330
   Other                                               24                  22
                                                 --------            --------
        Total interest expense                      3,353               2,352
                                                 --------            --------
      Net Interest Income                           4,154               4,054
Provision for loan losses                             117                 170
                                                 --------            --------
      Net Interest Income After
        Provision for Loan Losses                   4,037               3,884
                                                 --------            --------
Noninterest income
   Income from joint venture                           12                  39
   Commissions                                         25                  17
   Service charges on deposit accounts                329                 296
   Other customer fees                                105                  39
   Net gains on loan sales                              1                  23
   Other income                                        45                  38
                                                 --------            --------
                                                      517                 452
                                                 --------            --------

                                                                   (Continued)

                  Great American Bancorp, Inc. and Subsidiary
                   Consolidated Income Statements (Continued)
               For the Nine Months Ended September, 1997 and 1996
                  (unaudited, in thousands except share data)

Noninterest Expenses
   Salaries and employee benefits                   1,881               1,724
   Net occupancy expenses                             351                 341
   Equipment expenses                                 225                 170
   Data processing fees                               144                 142
   Deposit insurance expense                           47                 721
   Printing and office supplies                       209                 192
   Legal and professional fees                        163                 147
   Directors' fees                                     76                  87
   Insurance expense                                   30                  30
   Marketing and advertising expenses                 127                 134
   Other expenses                                     256                 238
                                                 --------            --------
     Total noninterest expense                      3,509               3,926
                                                 --------            --------
      Income Before Income Tax                      1,045                 410
Income tax expense                                    433                 209
                                                 --------            --------
      Net income                            $         612        $        201
                                                 ========            ========
Per Share Data:
Earnings per share
   Assuming no dilution
      Net income                            $        0.38        $       0.11
      Average number                             ========            ========
        of shares                               1,618,309           1,836,786
                                                 ========            ========
   Assuming full dilution:
      Net income                            $        0.34        $       0.10
      Average number                             ========            ========
        of shares                               1,786,753           2,025,003
                                                 ========            ========

Dividends                                   $        0.30        $       0.48
                                                 ========            ========

See notes to consolidated financial statements.

                  Great American Bancorp, Inc. and Subsidiary
                         Consolidated Income Statement
             For the Three Months Ended September 30, 1997 and 1996
                  (unaudited, in thousands except share data)

                                                     1997                1996
                                                 --------            --------
Interest income
  Loans                                     $       2,261        $      1,921
  Investment securities
    Taxable                                           107                 142
    Tax exempt                                          3                   4
  Deposits with financial institutions
      and other                                       211                 150
                                                 --------            --------
        Total interest income                       2,582               2,217
                                                 --------            --------
Interest expense
   Deposits                                         1,155                 827
   Other                                                8                   8
                                                 --------            --------
        Total interest expense                      1,163                 835
                                                 --------            --------
      Net Interest Income                           1,419               1,382
Provision for loan losses                              39                  60
                                                 --------            --------
      Net Interest Income After
        Provision for Loan Losses                   1,380               1,322
                                                 --------            --------
Noninterest income
   Income from joint venture                            1                   7
   Commissions                                         10                   6
   Service charges on deposit accounts                120                 111
   Other customer fees                                 36                  13
   Net gains on loan sales                             --                  --
   Other income                                        10                  11
                                                 --------            --------
                                                      177                 148
                                                 --------            --------

                                                                   (Continued)

                  Great American Bancorp, Inc. and Subsidiary
                   Consolidated Income Statements (Continued)
             For the Three Months Ended September 30, 1997 and 1996
                  (unaudited, in thousands except share data)


Noninterest Expenses
   Salaries and employee benefits                     638                 576
   Net occupancy expenses                             119                 115
   Equipment expenses                                  82                  60
   Data processing fees                                48                  42
   Deposit insurance expense                           17                 622
   Printing and office supplies                        64                  71
   Legal and professional fees                         43                  39
   Directors' fees                                     24                  26
   Insurance expense                                   11                  10
   Marketing and advertising expenses                  37                  46
   Other expenses                                      91                  56
                                                 --------            --------
     Total noninterest expense                      1,174               1,663
                                                 --------            --------
      Income Before Income Tax                        383                (193)
Income tax expense                                    155                 (51)
                                                 --------            --------
      Net income                            $         228        $       (142)
                                                 ========            ========
Per Share Data:
Earnings per share
   Assuming no dilution
      Net income                            $        0.14        $      (0.08)
      Average number                             ========            ========
        of shares                               1,586,511           1,765,082
                                                 ========            ========
   Assuming full dilution:
      Net income                            $        0.13        $      (0.07)
      Average number                             ========            ========
        of shares                               1,744,555           1,964,029
                                                 ========            ========
Dividends                                   $        0.10        $       0.10
                                                 ========            ========

See notes to consolidated financial statements.

                 Great American Bancorp, Inc. and Subsidiary
                    Consolidated Statements of Cash Flows
             For the Nine Months Ended September 30, 1997 and 1996
                           (unaudited, in thousands)

                                                     1997                1996
                                                 --------            --------
Operating Activities

   Net income                               $         612        $        201
   Adjustments to reconcile net
      income to net cash provided
      by operating activities:
         Provision for loan losses                    117                 170
         Depreciation                                 329                 268
         Amortization of deferred
           loan fees                                  (25)                (14)
         Deferred income tax                           26                 (66)
         Investment securities accretion,
           net                                         (4)                 (1)
         Net gain on loan sales                        (1)                (23)
         Employee stock ownership plan
           compensation expense                       312                 281
         Incentive plan expense                       167                 153
         Loans originated for sale                    (72)             (2,812)
         Proceeds from sales of loans
           originated for resale                       73               2,835
         Net gain on sale of premises
           and equipment                               (2)                 --
         Net change in
             Other assets                            (406)               (467)
             Other liabilities                        273                 426
                                                 --------            --------
           Net cash provided by
             operating activities                   1,399                 951
                                                 --------            --------

                                                                   (Continued)

                   Great American Bancorp, Inc. and Subsidiary
                Consolidated Statements of Cash Flows (Continued)
              For the Nine Months Ended September 30, 1997 and 1996
                            (unaudited, in thousands)

Investing Activities
   Net change in interest-bearing
     time deposits                                  2,000                 --
   Purchases of securities held
    to maturity                                    (2,995)             (2,996)
   Purchases of securities available
    for sale                                         (993)                 --
   Proceeds from maturities of
     securities held to maturity                    3,098                  --
   Purchase of Federal Home Loan Bank
     stock                                           (126)                 --
   Proceeds from sale of Federal Home
     Loan Bank stock                                   --                  29
   Net change in loans                            (18,375)            (13,811)
   Purchase of premises and equipment                (187)               (188)
   Proceeds from sale of premises
     and equipment                                      2                  --
                                                 --------            --------
           Net cash used by
           investing activities                   (17,576)            (16,966)
                                                 --------            --------
Financing Activities
   Net change in
     Noninterest-bearing demand, interest-
       bearing demand and savings
         deposits                                     478             (2,159)

     Certificates of deposit                        8,386              10,687
   Cash dividends                                    (501)               (727)
   Purchase of stock for incentive plan                --              (1,185)
   Purchase of stock under repurchase
     programs                                      (2,561)             (1,437)
                                                 --------            --------
           Net cash provided by
             financing activities                   5,802               5,179
                                                 --------            --------
Net Change in Cash and Cash Equivalents           (10,375)            (10,836)

Cash and Cash Equivalents,
  Beginning of Period                              26,410              25,037
                                                 --------            --------
Cash and Cash Equivalents,
  End of Period                             $      16,035        $     14,201
                                                ========            ========


                                                                   (Continued)

                  Great American Bancorp, Inc. and Subsidiary
               Consolidated Statements of Cash Flows (Continued)
             For the Nine Months Ended September 30, 1997 and 1996
                           (unaudited, in thousands)

Additional Cash Flows Information

   Interest paid                            $       3,344        $      2,420
                                                 ========            ========
   Income tax paid                          $         210        $        669
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

2.  Statement of Information Furnished

The accompanying unaudited consolidated financial statements have been prepared in accordance with Form 10-QSB instructions and Item 310(b) of Regulation S-B, and in the opinion of management contain all adjustments necessary to present fairly the financial position as of September 30, 1997 and December 31, 1996, the results of operations for the nine months and three months ended September 30, 1997 and 1996, and the cash flows for the nine months ended September 30, 1997 and 1996. All adjustments to the financial statements were normal and recurring in nature. These results have been determined on the basis of generally accepted accounting principles. Reclassifications of certain amounts in the 1996 financial statements have been made to conform to the 1997 presentation. The results of operations for the nine months ended September 30, 1997 are not necessarily indicative of the results to be expected for the entire fiscal year.

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

PART I -- Item 2.

                     GREAT AMERICAN BANCORP, INC.
                 Management's Discussion and Analysis
                         or Plan of Operation

Great American Bancorp, Inc. (the "Company") is the holding company for
First Federal Savings Bank of Champaign-Urbana (the "Bank"). The Bank operates a wholly owned subsidiary, Park Avenue Service Corporation
("PASC"). PASC offers full service brokerage activities through Scout Brokerage Services, Inc., a subsidiary of United Missouri Bank, and also engages in the sale of fixed-rate and variable-rate tax deferred annuities and real estate development ventures. In September, 1997, PASC also established the GTPS Insurance Agency which offers a variety of insurance products, including life, health, automobile, and property and casualty insurance.

Financial Condition

The Company's total assets increased from $132,369,000 at December 31, 1996 to $139,568,000 at September 30, 1997, an increase of $7,199,000 or 5.4%. This growth was mainly due to increases in total investment securities and net loans offset by decreases in cash and cash equivalents and interest-bearing time deposits.

Total investment securities increased by $900,000, from $3,400,000 at December 31, 1996 to $4,300,000 at September 30, 1997 due mainly to security purchases of $3,988,000, offset by securities called or matured of $3,098,000. The securities purchased were all callable Agency securities with maturities ranging from one to two and one-half years.

Net loans increased by $18,283,000, or 20.0%, from $91,443,000 at December 31, 1996 to $109,726,000 at September 30, 1997. The growth in loans occurred mainly in one-to four-family, multi-family residential, and commercial business loans. One-to four-family residential loans increased $5,529,000, or 10.7% from $51,710,000 at December 31, 1996 to $57,239,000 at September 30,
1997. Multi-family loans increased from $9,446,000 at December 31, 1996 to $18,264,000 at September 30, 1997, an increase of $8,818,000, or 93.4%. The majority of this increase related to two loans secured by several apartment buildings. Commercial business loans increased $2,212,000 or 27.0% from $8,191,000 at December 31, 1996 to $10,403,000 at September 30, 1997.
Security purchases and loan growth were funded by an increase in deposits and by a reduction in cash and cash equivalents.

Total deposits increased from $100,714,000 at December 31, 1996 to $109,578,000 at September 30, 1997, an increase of $8,864,000, or 8.8%. The increase in total deposits was mainly due to an increase in certificates of deposit. Certificates of deposit increased by $8,386,000, or 13.9% from $60,529,000 at December 31, 1996 to $68,915,000 at September 30, 1997. The
growth was mainly in certificates of deposit maturing in eighteen months to two and one-half years, and resulted from several special certificate of deposit promotions held in late 1996 and during 1997.

Total stockholders' equity decreased $1,955,000 from $30,462,000 at December 31, 1996 to $28,507,000 at September 30, 1997. Book value per share increased from $18.22 at December 31, 1996 to $18.44 at September 30, 1997. The decrease in stockholders' equity is summarized as follows (in thousands):

   Stockholders' equity, December 31, 1996            $   30,462
   Net income                                                612
   Purchase of stock under repurchase programs            (2,561)
   Dividends declared                                       (488)
   Incentive plan shares allocated                           167
   ESOP shares allocated                                     312
   Increase in unrealized loss on securities
      available for sale, net of income
         tax effect                                            3
                                                          ------

   Stockholders' equity, September 30, 1997           $   28,507
                                                          ======

On November 13, 1997, the Company completed the repurchase of an additional 5% of the Company's common stock or 87,999 shares at an average price of $17.98 per share. The repurchased shares will be held as treasury shares to be used for general corporate purposes.


Results of Operations

Comparison of Nine Month Periods Ended September 30, 1997 and 1996

Net income was $612,000 for the nine months ended September 30, 1997, compared to $201,000 for the nine months ended September 30, 1996. This represents a $411,000, or 204.5% increase. Primary earnings per share were $0.38 for the nine months ended September 30, 1997, compared to $0.11 for the nine months ended September 30, 1996. Fully diluted earnings per share were $0.34 in 1997, compared to $0.10 in 1996.

Earnings for the nine months ended September 30, 1996 include a one-time charge of $572,000 ($350,000 net of taxes), relating to a special assessment paid to the Federal Deposit Insurance Corporation ("FDIC"). On September 30, 1996, legislation was enacted to recapitalize the Savings Associations Insurance Fund ("SAIF"). This legislation provided for a one-time special assessment on all SAIF insured deposits. Excluding this one-time charge, earnings for the nine months ended September 30, 1996 would have been $551,000.

Excluding the special SAIF assessment recorded in 1996, the Company's earnings for the nine months ended September 30, 1997 were $61,000, or 11.1% higher than the results for the same period in 1996. Primary earnings per share for 1996, before deducting the special SAIF assessment, were $0.30, while fully diluted earnings per share were $0.27.

Net income in 1997 was higher than net income in 1996 due to increases in net interest income and noninterest income and a decrease in noninterest expense.

Net interest income was $4,154,000 for the nine months ended September 30, 1997, compared to $4,054,000 for the same period in 1996, an increase of $100,000 or 2.5%. Interest income was $7,507,000 for the nine months ended September 30, 1997, compared to $6,406,000 for the same period in 1996, an increase of $1,101,000, or 17.2%, primarily the result of higher interest income on loans. Interest income on loans for the nine months ended September 30, 1997 increased $1,075,000, or 20.1%, from $5,341,000 for the nine months ended September 30, 1996 to $6,416,000 for the same period in 1997.

The increase in interest income on loans was due to higher average total loans in 1997. Average total loans for the nine months ended September 30, 1997 were $99,858,000, compared to $82,075,000 for the same period in 1996, an increase of $17,783,000, or 21.7%. While average total balances of all loan categories increased, the majority of this increase was in mortgage loans and consumer loans. Total mortgage loans averaged $79,854,000 for the nine months ended September 30, 1997, compared to $63,704,000 for the nine months ended September 30, 1996, an increase of $16,150,000, or 25.4%. Average total consumer loans were $11,091,000 during the nine months ended September 30, 1997, an increase of $1,349,000, or 13.8% over the $9,742,000 average total balance during the same period in 1996. Average commercial loans increased by $419,000, or 4.7% from $8,912,000 for the nine months ended September 30, 1996 to $9,331,000 during the same period in 1997. The growth in mortgage loans was primarily in multi-family residential loans and commercial real estate loans and was due to increased marketing efforts for these types of loans.
The increase in consumer loans was due to several consumer loan promotions held during 1996 and 1997. The average yield on loans was 8.59% for the nine months ended September 30, 1997, compared to 8.69% for the nine months ended September 30, 1996.

Interest income on investment securities and deposits with financial institutions and other increased from $1,065,000 for the nine months ended September 30, 1996 to $1,091,000 for the nine months ended September 30, 1997. The average total balance of investment securities and deposits with financial institutions and other declined slightly from $26,932,000 for the nine months ended September 30, 1996 to $26,617,000 for the nine months ended September 30, 1997, a decrease of $315,000, or 1.2%. The average yield on investment securities and deposits with financial institutions and other increased from 5.30% for the nine months ended September, 1996 to 5.48% for the same period in 1997.

Interest expense increased by $1,001,000, or 42.6% from $2,352,000 for the nine months ended September 30, 1996 to $3,353,000 for the same period in 1997. The increase was mainly attributable to growth in interest-bearing deposits during 1996 and in 1997. Average total deposits increased from $81,490,000 in the first nine months of 1996 to $102,049,000 during the same period in 1997, an increase of $20,559,000, or 25.2%. Most of this growth occurred in certificates of deposit, mainly certificates maturing in eighteen months to two and one-half years. The average rates on deposits were 4.36% and 3.82% for the nine months ended September 30, 1997 and 1996, respectively.

Net interest income as a percent of average interest earning assets was 4.39% for the nine months ended September 30, 1997 versus 4.97% for the same period in 1996. The spread between the yield on interest earning assets and the rate on interest bearing liabilities was 3.56% and 4.01% for the nine months ended September 30, 1997 and 1996, respectively.

The provision for loan losses was $117,000 for the nine months ended September 30, 1997, compared to $170,000 for the same period in 1996. The lower provision for 1997 reflects management's decision to decrease the monthly provision for loan losses as a result of decreased charge-off activity occurring in the first nine months of 1997, compared to the same period in 1996. Loans charged-off in the nine months ended September 30, 1997, were comprised of consumer loans with five different borrowers totaling $7,000 and one commercial loan totaling $19,000. Recoveries in 1997 were $3,000, with net charge-offs totaling $23,000. Total charge-offs in the first nine months of 1996 were $119,000 and recoveries totaled $4,000, equaling net charge-offs of $115,000.

Non-performing loans, which are loans past due 90 days or more and non-accruing loans, totaled $369,000 at September 30, 1997, compared to $167,000 at September 30, 1996. Non-performing loans at September 30, 1997 consisted of two residential mortgage loans totaling $55,000, four consumer loans totaling $33,000, and commercial loans to three customers totaling $281,000. All of these loans are past due 90 days or more with $20,000 of the balance in non-accrual status. Management considers all but approximately $28,000 of the total of non-performing loans adequately secured. The ratios of the Company's allowance for loan losses to total loans and allowance for loan losses to non-performing loans were .43% and 126.83%, respectively, at September 30, 1997, compared to .35% and 192.81%, respectively, at September 30, 1996.

Noninterest income totaled $517,000 for the nine months ended September 30, 1997, compared to $452,000 for the same period in 1996, an increase of $65,000, or 14.4%. The increase in noninterest income was mainly due to increases in service charges on deposit accounts and other customer fees, offset by declines in income from joint venture and net gains on loan sales. Service charges on deposit accounts increased $33,000 in 1997 due mainly to an increase in fees charged for returned checks. The Company increased the per item fee for returned checks in late 1996. Other customer fees increased $66,000 in 1997 primarily due to higher ATM fees, and credit card fee income. Income from joint venture declined $27,000 in 1997 due to fewer lot sales. Substantially all of the lots in the joint venture have been sold. The Company sold $2,812,000 of loans in 1996 recording net gains of $23,000 versus $72,000 in loans sold in 1997 for net gains of $1,000.

Noninterest expense was $3,509,000 for the nine months ended September 30, 1997, compared to $3,926,000 recorded for the nine months ended September 30, 1996, a decrease of $417,000, or 10.6%. Noninterest expense was higher in 1996 mainly due to the $572,000 special SAIF assessment. Excluding the special SAIF assessment, noninterest expense was $3,354,000 for the nine months ended September 30, 1996. The $3,509,000 recorded for 1997 is $155,000, or 4.6% higher than the 1996 total, excluding the SAIF assessment.

The increase in noninterest expense in 1997 (excluding the special SAIF assessment) was mainly due to higher salaries and employee benefits expenses and equipment expenses, offset by a decrease in deposit insurance expense. Salaries and employee benefits expense was $157,000, or 9.1% higher due to the hiring of additional staff, including two insurance agents for the newly formed GTPS Insurance Agency and a commercial loan officer. Salaries and employee benefits was also higher in 1997 due to normal pay increases and higher compensation expense recorded for stock based benefit plans implemented in February, 1996. Equipment expenses were $55,000, or 32.4% higher in the first nine months of 1997 due to an increase in depreciation expense, mainly related to the purchase of check processing and imaging equipment in January, 1997. The Bank began to process checks in-house in January, 1997. Previously, a correspondent bank provided this service. Deposit insurance expense (excluding the $572,000 special SAIF assessment) decreased $102,000 in 1997, from $149,000 to $47,000, due to a reduction in the assessment rates for SAIF insured institutions.

Total income taxes increased by $224,000, or 107.2% from $209,000 for the nine months ended September 30, 1996 to $433,000 for the same period in 1997 due to the increase in pretax net income. Prior to recording the special SAIF assessment in 1996, total income taxes for the nine months ended September 30, 1996 were $431,000, $2,000 lower than the $433,000 recorded for the same period in 1997. The effective tax rates for the nine months ended September 30, 1997 and 1996, were 41.44% and 50.98%, respectively. Prior to the special SAIF assessment, the effective tax rate for the nine months ended September 30, 1996 was 43.89%.


Results of Operations

Comparison of Three Month Periods Ended September 30, 1997 and 1996.

Because of the special one-time assessment, the Company recorded a loss of $142,000 for the quarter ended September 30, 1996. Excluding the effect of the special assessment, third quarter net income in 1996 was $208,000. The $228,000 recorded for the quarter ended September 30, 1997 represents a $20,000, or 9.6% increase over the 1996 total, excluding the special SAIF assessment. Primary earnings per share for the third quarter of 1997 were $0.14 in 1997, compared to a loss of ($0.08) in 1996, while fully diluted earnings per share were $0.13 in 1997, compared to a loss of ($0.07) in 1996. Prior to the special assessment, primary and fully diluted earnings per share were $0.12 and $0.11, respectively, for the quarter ended September 30, 1996.

Excluding the special SAIF assessment, net income for the quarter ended September 30, 1997 was higher than earnings for the third quarter of 1996 due to increases in net interest income and noninterest income offset by an increase in noninterest expense.

Net interest income was $1,419,000 for the quarter ended September 30, 1997, compared to $1,382,000 for the same quarter in 1996, an increase of $37,000, or 2.7%. Interest income was $2,582,000 for the three months ended September 30, 1997, compared to $2,217,000 for the same period in 1996, an increase of $365,000, or 16.5%.

Interest income on loans for the three months ended September 30, 1997 was $2,261,000, $340,000, or 17.7% greater than the $1,921,000 recorded for the same period in 1996. The increase in interest income on loans was due to higher average total balances of all loan categories in 1997. Average total loans for the quarter ended September 30, 1997 were $105,098,000 compared to $88,934,000 for the same period in 1996, an increase of $16,164,000, or 18.2%.
The majority of this increase was in mortgage loans and consumer loans. The average yield on loans declined from 8.57% for the quarter ended September 30, 1996 to 8.54% for the quarter ended September 30, 1997.

Interest income on investment securities and deposits with financial institutions and other increased by $25,000, or 8.4%, from $296,000 for the quarter ended September 30, 1996 to $321,000 for the same period in 1997. The increase was mainly due to higher overall average balances. The average balance of investment securities and deposits with financial institutions and other increased from $21,030,000 for the three months ended September 30, 1996 to $22,458,000 for the same period in 1996, an increase of $1,428,000, or 6.8%. The average yield on investment securities and deposits with financial institutions and other increased from 5.59% for the quarter ended September 30, 1996 to 5.68% for the same period in 1997.

Interest expense increased by $328,000, or 39.3%, from $835,000 for the three months ended September 30, 1996 to $1,163,000 for the same period in 1997.
The increase was mainly due to higher average total interest-bearing deposits in 1997, primarily certificates of deposit with maturities ranging from eighteen months to two and one-half years. Average total interest-bearing deposits increased from $84,060,000 for the quarter ended September 30, 1996 to $103,791,000 for the same period in 1997, an increase of $19,731,000, or 23.5%. Average total certificates of deposit increased from $49,546,000 for the quarter ended September 30, 1996 to $67,365,000 for the quarter ended September 30, 1997, an increase of $17,819,000, or 36.0%. The average rate on interest-bearing deposits was 4.42% for the quarter ended September 30, 1997, compared to 3.91% for the same period in 1996.

Net interest income as a percent of average interest earning assets was 4.42% for the three months ended September 30, 1997 versus 5.00% for the same period in 1996. The spread between the yield on interest earning assets and the rate on interest bearing liabilities was 3.61% and 4.08% for the three months ended September 30, 1997 and 1996, respectively.

The provision for loan losses was $39,000 for the three months ended September 30, 1997, compared to $60,000 for the same period in 1996, reflecting the decrease in charge-off activity.

Noninterest income was $177,000 for the third quarter of 1997, compared to $148,000 for the quarter ended September 30, 1996, an increase of $29,000, or 19.6%. The increase in noninterest income was mainly due to an increase of $23,000 in other customer fees.

Noninterest expense for the quarter ended September 30, 1997 was $1,174,000, $489,000, or 29.4% lower than the $1,663,000 recorded for the same period in 1996. Noninterest expense was higher for the third quarter of 1996 mainly due to the $572,000 special SAIF assessment. Excluding the special SAIF assessment, noninterest expense for the third quarter of 1996 was $1,091,000. The $1,174,000 amount for the third quarter of 1997 is $83,000, or 7.6% higher than the amount for 1996, excluding the special assessment. The increase in noninterest expense for 1997, prior to the special SAIF assessment, was primarily attributable to an increase in salaries and employee benefits expense and equipment expense, offset by a decrease in deposit insurance expense.

Total income taxes for the three months ended September 30, 1997 was $155,000, compared to an income tax benefit of ($51,000) recorded for the same period in 1996. Prior to recording the special SAIF assessment, total income taxes for the quarter ended September 30, 1996 was $171,000. The effective tax rates for the three months ended September 30, 1997 and 1996, prior to recording the special SAIF assessment, were 40.5% and 45.1%, respectively.


Liquidity and Capital Resources

The Bank's primary sources of funds are deposits and principal and interest payments on loans. While maturities and scheduled amortization of loans are predictable sources of funds, deposit flows and mortgage prepayments are greatly influenced by general interest rates, economic conditions, and competition. The Office of Thrift Supervision ("OTS"), the

Company's and the Bank's primary regulator, requires the Bank to maintain minimum levels of liquid assets. Currently, the required ratio is 5%. The Bank's liquidity ratios were 17.29% and 18.87% at September 30, 1997 and December 31, 1996, respectively, well above the required minimum.

The Company's cash and cash equivalents ("cash") decreased $10,375,000 for the nine months ended September 30, 1997, compared to a decrease of $10,836,000 for the nine months ended September 30, 1996. During the nine months ended September 30, 1997, cash was primarily provided from earnings, proceeds from maturities of interest-bearing time deposits and securities held to maturity, and increases in noninterest-bearing, interest-bearing demand and savings deposits and certificates of deposit. During 1997, cash was primarily used to fund loan originations, purchase securities held to maturity and available for sale, purchase stock under repurchase programs, and to pay dividends. During the nine months ended September 30, 1996, cash was primarily provided from earnings, proceeds from the sale of loans, and an increase in certificates of deposit. During the first nine months of 1996, cash was primarily used to fund loan originations, purchase securities held to maturity, fund a decrease in noninterest-bearing demand and interest-bearing demand and savings deposits, purchase stock for stock based benefit plans, purchase stock under repurchase programs, and to pay dividends.

The Bank's primary investment activities during the nine months ended September 30, 1997 was the origination of loans and the purchase of securities held to maturity and available for sale. During the nine months ended September 30, 1997 and September 30, 1996, the Bank originated mortgage loans in the amounts of $28,528,000 and $28,386,000, respectively, commercial loans in the amounts of $11,235,000 and $11,553,000, respectively, and consumer loans in the amounts of $9,274,000 and $10,040,000, respectively. Approximately $9,059,000 of the total mortgage loans originated in 1997 were participated to other financial institutions at the time of origination.

As of September 30, 1997, the Bank had outstanding commitments (including undisbursed loan proceeds) of $1,354,000. The Bank anticipates it will have sufficient funds available to meet its current loan origination commitments. Certificates of deposit which are scheduled to mature in one year or less from September 30, 1997 totaled $43,884,000. Management believes a significant portion of such deposits will remain with the Bank.

The OTS capital regulations require savings institutions to meet three capital standards: a 1.5% tangible capital standard; a 3% leverage
(core capital) ratio and an 8% risk-based capital standard. The core capital requirement is effectively 4%, since OTS regulations stipulate that, effective December 19, 1992, an institution with less than 4% core capital will be deemed to be "undercapitalized." As of September 30, 1997, the Bank's capital percentages for tangible capital of 13.78%, core capital of 13.78%, and risk-based capital of 23.54% significantly exceed the regulatory requirement for each category.


Accounting Changes

In March 1997, the FASB issued SFAS No. 128, "Earnings per share", which supersedes APB No. 15, "Earnings Per Share". SFAS 128 establishes standards for computing and presenting earnings per share and applies to entities with publicly held common stock or potential common stock (i.e. securities such as options, warrants, convertible securities, or contingent stock agreements). The statement replaces the presentation of primary earnings per share with a presentation of basic earnings per share and requires dual presentation of basic and diluted earnings per share on the face of the income statement.
SFAS 128 is effective for financial statements issued for periods ending after 12/15/97. Earlier application is not permitted; however, restatement of all prior-period earnings per share data presented will be required. If the Company had been subject to the requirements of SFAS 128 for the three months and the nine months ended September 30, 1997 and September 30, 1996, earnings per common share and earnings per common share - assuming dilution, would have been unchanged from the amounts presented in the accompanying financial statements.

YEAR 2000 Compliance

The Company is in the final stages of identifying those computer applications where program changes will be required in order for the applications to process information accurately subsequent to 1999. Since the Company currently uses an outside service bureau for a majority of its data processing, the Company is dependent on the service bureau to be YEAR 2000 compliant. The service bureau has not yet informed the Company that it is or will be YEAR 2000 compliant. The Company also uses purchased software programs for a variety of functions, such as for payroll and check processing. The majority of the companies providing these software programs have already assured the Company that the programs are YEAR 2000 compliant. The Company is also in the process of surveying certain loan customers, primarily commercial loan customers, to ensure that these customers' computer systems and operations are or will be YEAR 2000 compliant. The total cost that the Company may incur for YEAR 2000 compliance is unknown, however, the cost is not expected to be material since the Company does not use any proprietary software. In the event that any of the Company's significant vendors do not successfully and timely achieve YEAR 2000 compliance, the Company's business or operations could be adversely affected.

PART II -- OTHER INFORMATION

   Item 1.  Legal Proceedings

               The Company is involved in various legal actions incident to its business, none of which is believed by management to be material to the financial condition of the Company.

   Item 2.  Changes in Securities and Use of Proceeds

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

             a.  Exhibits

                 3.1   Certificate of Incorporation of Great American
                       Bancorp, Inc.*

                 3.2   By-laws of Great American Bancorp, Inc.*

                11.0   Computation of earnings per share (filed herewith)

                27.0   Financial Data Schedule**

             b.  Report on Form 8-K

                 1. On July 17, 1997, the Registrant filed a Current Report on Form 8-K reporting information under Items 5 and 7, incorporating by reference a press release dated July 15, 1997 relating to the Registrant's unaudited results for the second quarter of 1997.

      _______________

      * Incorporated herein by reference into this document from Form S-1 Registration Statement, as amended, filed on March 24, 1995, Registration No. 33-90614.

     **   Filed only in EDGAR form.

                               SIGNATURES


      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                         Great American Bancorp, Inc.


      Dated:       November 13, 1997       /s/  George R. Rouse
             -----------------------       ----------------------------
                                          George R. Rouse
                                          President and
                                          Chief Executive Officer



      Dated:       November 13, 1997       /s/  Jane F. Adams
            --------------------------    ----------------------------
                                         Jane F. Adams
                                         Chief Financial Officer,
                                         Secretary and Treasurer

      Exhibit 11.0

      Statement Regarding Computation of Earnings Per Share
      For the Nine Months Ended September 30, 1997 and 1996
                            (unaudited)


                                               1997            1996
                                          ---------       ---------
Assuming no dilution:

   Net income (in thousands)              $     612       $     201
                                          =========       =========
   Weighted average number
      of shares:

      Average shares outstanding          1,592,108       1,836,439

      Average incremental shares
         related to stock options            26,201             347
                                          ---------       ---------
                                          1,618,309       1,836,786
                                          =========       =========
Earnings per share assuming
   no dilution                            $    0.38       $    0.11
                                          =========       =========

Assuming full dilution:

   Net income (in thousands)              $     612       $     201
                                          =========       =========
   Weighted average number
      of shares:

   Average shares issued                  2,052,750       2,052,750

   Average incremental shares
      related to stock options               26,201             347
   Average treasury shares                 (292,198)        (28,094)
                                          ---------       ---------
                                          1,786,753       2,025,003
                                          =========       =========
Earnings per share assuming
   full dilution                          $    0.34       $    0.10
                                          =========       =========