Form 10KSB
period 1997-12-31
GREAT AMERICAN BANCORP INC
filed 1998-03-31
CIK 943064

U.S. Securities and Exchange Commission
                     Washington, D.C. 20549

                           FORM 10-KSB

         ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE
                SECURITIES EXCHANGE ACT OF 1934

              For the Year ended December 31, 1997
                                 -----------------

                Commission file number 000-25808
                                      ----------

                  GREAT AMERICAN BANCORP, INC.
                  ---------------------------------------
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

Issuers's telephone number, including area code (217) 356-2265
                                                    -------------

           Securities registered under Section 12(b)
                  of the Exchange Act:   None
                                       -------
           Securities registered under Section 12(g)
                      of the Exchange Act:

            Common Stock: par value $0.01 per share
            ---------------------------------------
                        (Title of class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]


Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation SB contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any
amendment to this Form 10-KSB.   [X]

   State issuer's revenues for its most recent fiscal year.

                           $10,938,000
                           -----------

The aggregate market value of the voting stock held by non-affiliates of the Registrant, i.e., persons other than directors and executive officers of the Registrant, at December 31, 1997 was $24,415,000. For purposes of this determination only, directors and executive officers of the Registrant have been presumed to be affiliates. The market value is based upon $19.00 per share, the last sales price as quoted on The Nasdaq Stock Market for December 31, 1997.

The Registrant had 1,588,378 shares of Common Stock outstanding, for ownership purposes, at February 28, 1997 which excludes 464,372 shares held as treasury stock.

Transitional Small Business Disclosure Format: Yes [ ] No [X]

The Exhibit Index is located at pages 52-53.

                      DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Annual Report to Stockholders for the year ended December 31, 1997 are incorporated by reference into Part II of this Form 10-KSB. Portions of the Proxy Statement for the 1998 Annual Meeting of Stockholders are incorporated by reference into Part III of this Form 10-KSB.

                                   INDEX


PART I
                                                                    PAGE

Item 1.  Description of Business . . . . . . . . . . . . . . . . . .   4

Item 2.  Description of Property . . . . . . . . . . . . . . . . . .  49

Item 3.  Legal Proceedings . . . . . . . . . . . . . . . . . . . . .  51

Item 4.  Submission of Matters to a
          Vote of Security Holders . . . . . . . . . . . . . . . . .  51

PART II

Item 5.  Market for Common Equity and
          Related Stockholder Matters. . . . . . . . . . . . . . . .  51

Item 6.  Management's Discussion
          and Analysis . . . . . . . . . . . . . . . . . . . . . . .  51

Item 7.  Financial Statements. . . . . . . . . . . . . . . . . . . .  51

Item 8.  Changes In and Disagreements With Accountants
          on Accounting and Financial Disclosure . . . . . . . . . .  51

PART III

Item 9.  Directors, Executive Officers, Promoters and
          Control Persons; Compliance with Section
          16(a) of the Exchange Act. . . . . . . . . . . . . . . . .  51

Item 10. Executive Compensation. . . . . . . . . . . . . . . . . . .  52

Item 11. Security Ownership of Certain Beneficial
          Owners and Management. . . . . . . . . . . . . . . . . . .  52

Item 12. Certain Relationships and Related Transactions. . . . . . .  52

Item 13. Exhibits and Reports on Form 8-K. . . . . . . . . . . . . .  52

SIGNATURES

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

   The Company's assets at December 31, 1997 consist primarily of the investment in the Bank of $18.9 million, multifamily real estate loans of $6.0 million, commercial loans totaling $1.6 million which were purchased from the Bank and short-term marketable securities of $549,000. Other than its investment in loans, the Company does not transact any material business other than through its subsidiary, the Bank.

Business of the Bank

   The Bank was originally chartered in 1908 and became a federally chartered mutual savings institution in 1938. Prior to changing its name to First Federal Savings Bank of Champaign-Urbana in January, 1995, the Bank operated as First Federal Savings and Loan Association of Champaign. The Bank's primary market area consists of Champaign County, Illinois, which includes the cities of Champaign and Urbana. The economy in the Bank's primary market area is predominantly related to the University of Illinois, medical and health care related businesses, a major food processing operation and agriculture. The Bank maintains three offices, two in Champaign and one in Urbana, and provides a full range of retail banking services at each office, with emphasis on one- to four-family residential mortgage loans and consumer and commercial loans. At December 31, 1997, the Bank had total assets, liabilities and stockholders' equity of approximately $133.6 million, $114.7 million, and $18.9 million, respectively.

   The Bank's principal business consists of the acceptance of retail deposits from the residents and small businesses surrounding its branch offices and the investment of those deposits, together with funds generated from operations, primarily in one- to four-family residential mortgage loans. The Bank also invests in multifamily mortgage loans, commercial real estate loans, construction loans, land development loans and commercial and consumer loans. The Bank, from time to time, originates loans for sale during certain designated periods and, to a lesser extent, may sell loans from its portfolio. The Bank retains virtually all the servicing rights of loans sold. At December 31, 1997, the Bank's gross loan portfolio totaled $104.8 million or 78.4% of total assets. In addition to its lending activities, the Bank also invests in U.S. Treasury and Agency securities and local municipal securities. At December 31, 1997, the Bank's securities portfolio totaled $3.3 million. Securities totaling $2.0 million were designated as available for sale and the remaining $1.3 million was classified as held to maturity. The Bank also had $10.0 million invested in overnight marketable securities and $1.6 million invested in interest-bearing demand deposits at December 31, 1997. The majority of overnight securities and interest-bearing demand deposits originated from the approximate $9.68 million the Bank received from the holding company as part of the Conversion and from the growth in deposits exceeding loan growth during 1996 and 1997.

   The Bank's revenues are derived principally from interest on its mortgage, consumer and commercial loans, and, to a lesser extent, interest and dividends on its securities. The Bank's primary sources of funds are deposits, principal and interest payments and principal prepayments on loans, and to a lesser extent, proceeds from the sale of loans. Through its wholly-owned service corporation, Park Avenue Service Corporation ("PASC"), the Bank engages in brokerage services through a third party broker-dealer, Scout Brokerage Services, Inc. and also sells tax deferred annuities to the Bank's customers and members of the public. In September 1997, PASC formed GTPS Insurance Agency ("Agency") to provide insurance related products to customers. The Agency sells a variety of insurance products including life, health, auto, property and casualty insurance.

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

   Prior to 1996, the Company had not originated any loans. During fiscal 1996, the Company originated one multifamily real estate loan totaling $2.4 million. During fiscal 1997, the Company originated one multifamily real estate loan totaling $3.5 million. Also in 1997, the Company purchased a commercial loan totaling $1.6 million from the Bank.

   Loan Portfolio Composition. The following table sets forth the composition of the consolidated loan portfolio in dollar amounts and in percentages of the respective portfolios at the dates indicated:

                                                  Amount of Loans Outstanding at
                                      ------------------------------------------------------
                                      December   December  September   September   September
                                      31, 1997   31, 1996   30, 1995    30,1994     30, 1993
                                      --------  ---------  ---------   ---------   ---------
                                                        (in thousands)
Real estate:
 One- to four-family residential     $  57,698   $ 51,710   $ 41,724   $ 38,362    $ 38,796
 Multifamily residential                18,174      9,446      5,736      4,580       5,379
 Commercial                             10,296      9,363     11,261     11,312      12,798
 Construction                            2,994      2,799        447      2,948         278
 Land                                      559        495        275        722         800
Commercial business                     15,134      9,861     10,491      9,909       9,930
Consumer                                12,088     10,667     10,112      7,200       6,002
                                       -------    -------    -------    -------      ------
   Total loans                         116,943     94,341     80,046     75,033      73,983

Less:
 Undisbursed loan funds                 (4,574)    (2,447)    (2,324)    (2,136)     (1,599)
 Deferred loan fees, net                   (57)       (77)       (79)       (99)       (127)
                                       -------    -------    -------    -------      ------
   Total loans, gross                  112,312     91,817     77,643     72,798      72,257
 Allowance for loan losses                (497)      (374)      (231)      (217)       (224)
                                       -------    -------    -------    -------      ------
   Total loans, net                  $ 111,815   $ 91,443   $ 77,412   $ 72,581    $ 72,033
                                       =======    =======    =======    =======      ======

                                                 Percentage of Loans Outstanding at
                                     -------------------------------------------------------
                                      December   December  September  September   September
                                      31, 1997   31, 1996   30, 1995   30,1994    30, 1993
                                      --------  ---------  ---------  ---------   ---------
Real estate:
 One- to four-family                     49.34%     54.81%     52.13%     51.13%      52.44%
 Multifamily residential                 15.54      10.01       7.17       6.10        7.27
 Commercial                               8.80       9.92      14.06      15.07       17.30
 Construction                             2.56       2.97        .56       3.93         .38
 Land                                      .48        .53        .34        .96        1.08
Commercial business                      12.94      10.45      13.11      13.21       13.42
Consumer                                 10.34      11.31      12.63       9.60        8.11
                                       -------    -------    -------    -------     -------
 Total loans                            100.00%    100.00%    100.00%    100.00%     100.00%
                                       =======    =======    =======    =======     =======

   There were no loans held for sale at December 31, 1997. At that same date, 44.8% of total mortgage loans had adjustable interest rates, excluding consumer loans secured by second mortgages on real property.

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

Loan Maturity

   The following table shows the maturity of consolidated loans at December 31, 1997, and includes principal repayments. Principal repayments totaled $38.9 million, $46.4 million and $31.8 million for the year ended December 31, 1997, the fifteen month period ended December 31, 1996 and the year ended September 30, 1995, respectively. At December 31, 1997, all loans were classified as held for investment. While future loan prepayment activity cannot be projected, management anticipates that in periods of stable interest rates, prepayment activity would be lower than prepayment activity experienced in periods of declining interest rates. In general, the Bank originates adjustable and fixed-rate one- to four-family loans with maturities from 15 to 30 years, one-to-four family loans with balloon features which mature from 5 to 7 years, multifamily loans with maturities from 10 to 20 years, adjustable-rate commercial real estate loans with maturities of 15 to 25 years, commercial loans with maturities of from 1 to 5 years, and consumer loans with maturities of 1 to 5 years.

                                                                       December 31, 1997
                                                                       (in thousands)
                                    ------------------------------------------------------------------------------------------
                                     One- to    Multi        Real                                                  Total
                                       Four-    Family      Estate                                                 Loans
                                      Family  Residential  Commercial Construction   Land  Commercial  Consumer  Receivable
                                    ------------------------------------------------------------------------------------------
     Amounts due:
      One year or less             $  2,760      3,656          799       2,994       414     9,848      3,841     24,312

     After one year:
       More than one year to
        three years                   5,256        406        1,004          --        35     1,707      2,998     11,406
      More than three years
        to five years                20,237      1,407        3,038          --        18       357      2,422     27,479
      More than five years
        to 10 years                   8,811      2,029        1,833          --        46       707        782     14,208
      More than 10 years
        to 20 years                  13,011      9,756        2,948          --        46     1,652      1,218     28,631
      More than 20 years              7,623        920          674          --        --       863        827     10,907

                                     -----------------------------------------------------------------------------------------
         Total due after
          December 31, 1997          54,938     14,518        9,497          --       145     5,286      8,247     92,631
                                     -----------------------------------------------------------------------------------------
         Total amount due            57,698     18,174       10,296       2,994       559    15,134     12,088    116,943

      Less:
        Undisbursed loan funds          (28)        --           --      (1,379)       --    (3,167)        --     (4,574)
        Deferred Loan fees, net         (57)        --           --          --        --        --         --        (57)
                                     -----------------------------------------------------------------------------------------
          Total loans, gross         57,613     18,174       10,296       1,615       559    11,967     12,088    112,312
      Allowance for loan losses         (64)       (20)         (11)         (3)       (1)     (194)      (204)      (497)
                                     -----------------------------------------------------------------------------------------
         Total loans, net          $ 57,549     18,154       10,285       1,612       558    11,773     11,884    111,815
                                     =========================================================================================


   The following table sets forth, at December 31, 1997, the dollar amount of gross loans receivable, contractually due after December 31, 1997, and whether such loans have fixed interest rates or adjustable interest rates.



                                            Due After December 31, 1997
                                      --------------------------------------
                                        Fixed       Adjustable        Total
                                      --------------------------------------
                                                  (in thousands)

Real estate:
 One- to four-family residential      $ 37,629       $ 17,309      $ 54,938
 Multifamily residential                 5,287          9,231        14,518
 Commercial real estate                    628          8,869         9,497
 Construction                               --             --            --
 Land                                       17            128           145
Commercial business                      5,070            216         5,286
Consumer                                 8,247             --         8,247
                                        ------------------------------------
      Total loans                     $ 56,878       $ 35,753      $ 92,631
                                        ====================================

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

                                 Year         Fifteen          Year
                                 Ended      Months Ended       Ended
                              December 31,  December 31,    September 30,
                          ------------------------------------------------
                                 1997           1996            1995
                          ------------------------------------------------
                                           (in thousands)

Gross Loans (1)
Beginning balance            $ 91,817        $ 77,643        $ 72,798
 Loans originated:
  One- to four-family          12,099          21,819           8,149
  Multifamily residential      16,843           4,426             180
  Commercial real estate        3,493           4,288           3,517
  Construction                  4,067           4,374           1,125
  Land                             --             845           1,332
  Commercial business          15,364          15,082          12,396
  Consumer                     12,164          15,683          12,981
                            ----------------------------------------------
   Total loans originated      64,030          66,517          39,680
                            ----------------------------------------------
   Total                      155,847         144,160         112,478

Less:
  Transfer to real
     estate owned                  --              --              --
  Principal repayments        (38,889)        (46,400)        (31,770)
  Sales of loans                 ( 72)        ( 3,496)          ( 741)
  Loans in process            ( 4,574)        ( 2,447)        ( 2,324)
                            ----------------------------------------------
Total loans, gross          $ 112,312        $ 91,817        $ 77,643
                            ==============================================

    (1) Gross loans include loans receivable, net of loan origination fees, deferred loan fees, and unamortized premiums and discounts.

   One- to Four-Family Mortgage Lending. The Bank offers both fixed rate and adjustable rate mortgage loans secured by one- to-four-family residences, primarily owner-occupied, located in the Bank's primary market area, with maturities up to thirty years. Substantially all of such loans are secured by property located in Champaign County, Illinois. Loan originations are generally obtained from existing or past customers and members of the local community.

   At December 31, 1997, total consolidated gross loans outstanding were $112.3 million, of which $57.6 million or 51.3% were one- to four-family residential mortgage loans. Of the one- to four-family residential mortgage loans outstanding at that date, 69.4% were fixed-rate loans, and 30.6% were adjustable-rate mortgage loans. The interest rate for the majority of the Bank's adjustable-rate mortgage loans adjusts periodically based upon a spread above the one year U.S. Treasury index. The Bank currently offers a number of adjustable-rate mortgage loan programs with interest rates which adjust annually, either from the outset of the loan or after a 3, 5 or 7-year initial period in which the loan has a fixed rate. Such interest rate adjustments are limited to a 2% annual adjustment cap and a 6% life-of-the-loan cap. The Bank also offers mortgage loans with balloon features. In general, these loans may be rolled over on the balloon date if the customer completes a new loan application and meets all of the underwriting criteria required of new customers. The Bank currently has no mortgage loans that are subject to negative amortization but may consider introducing such loans in the future. Negative amortization involves a greater risk to the Bank because during a period of high interest rates the loan principal may increase above the amount originally advanced.

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

   Multifamily Lending. The Company and the Bank originate fixed- and adjustable-rate multifamily residential mortgage loans generally secured by multiple unit apartment and university housing buildings located in the Company's and Bank's primary market area. At December 31, 1997, the consolidated multifamily loan portfolio was $18.2 million, or 16.2% of total gross loans. In reaching its decision on whether to make a multifamily loan, management considers the qualifications of the borrower as well as the underlying property. The factors considered include: the net operating income of the mortgaged premises before debt service and depreciation; the debt service ratio (the ratio of net earnings to debt service); and the ratio of loan amount to appraised value. Pursuant to the Company's and the Bank's underwriting policies, an adjustable-rate multifamily mortgage loan may only be made in an amount up to 80% of the appraised value of the underlying property. In addition, the Company and the Bank generally require a debt service ratio of 1.2% to 1.5% and the personal guarantee of the borrower. Properties securing a loan are appraised by an independent appraiser and title insurance is required on all loans.

   When evaluating the qualifications of the borrower for a multifamily loan, management considers the financial resources and income level of the borrower, the borrower's experience in owning or managing similar property and the previous lending experience with the borrower. The Company and the Bank's underwriting policies require that the borrower be able to demonstrate strong management skills and the ability to maintain the property from current rental income. The borrower should also present evidence of the ability to repay the mortgage and a history of making mortgage payments on a timely basis. In making its assessment of the creditworthiness of the borrower, management generally reviews the financial statements, employment and credit history of the borrower, as well as other related documentation. The largest multifamily loan at December 31, 1997 is a ten year fixed rate loan with an outstanding balance of $3.7 million which is secured by an apartment complex.

   Loans secured by apartment buildings and other multifamily residential properties generally involve larger principal amounts and a greater degree of risk than one- to four-family residential mortgage loans. Because payments on loans secured by multifamily properties are often dependent on successful operation or management of the properties, repayment of such loans may be subject to a greater extent to adverse conditions in the real estate market or the economy. The Company and the Bank seek to minimize these risks through their underwriting policies, which require such loans to be qualified at origination on the basis of the property's income and debt coverage ratio. As part of its operating strategy, the Bank intends to increase its multifamily lending in its primary market area.

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

   These loans may be made with terms up to 30 years, fully amortized, and are generally offered at interest rates which adjust in accordance with the prime rate as reported in the Wall Street Journal. The Bank's underwriting standards and procedures are similar to those applicable to its multifamily loans, whereby the Bank considers the net operating income of the property and the borrower's expertise, credit history and profitability. The Bank has generally required that the properties securing commercial real estate loans have debt service coverage ratios of at least 1.2% to 1.5%. The largest commercial real estate loan in the Bank's portfolio at December 31, 1997, was a $1.1 million, six month adjustable rate, loan which was originated in October, 1991 and is secured by an office building. At December 31, 1997, the Bank's commercial real estate loan portfolio totaled approximately $10.3 million or 9.2% of total consolidated gross loans. As part of its operating strategy, the Bank intends to increase its commercial real estate lending in its primary market area.

   Loans secured by commercial real estate properties, like multifamily loans, usually involve larger principal amounts and, generally, the interest rate on these loans adjusts every five years. The Bank also offers mortgage loans with balloon features. In general, these loans may be rolled over on the balloon date if the customer completes a new loan application and meets all of the underwriting criteria required of new customers. The Bank currently has no mortgage loans that are subject to negative amortization but may consider introducing such loans in the future. Negative amortization involves a greater risk to the Bank because during a period of high interest rates the loan principal may increase above the amount originally advanced.

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

   Construction and Land Development Lending. The Bank originates loans for the acquisition and development of property to contractors and individuals in its primary market area. The Bank has made construction loans primarily to finance the construction of one- to four-family, owner-occupied residential properties and multifamily properties. These loans generally have maturities of one year or less. Loans for the construction of one-to four-family residences may be made in amounts up to 80% of the appraised value of the property or up to 95% of the appraised value of the property with private mortgage insurance. Loans for the construction of commercial and multifamily properties may be made in amounts up to 80% of the appraised value of the property, subject to the Bank's current limitation on loans-to-one-borrower. The Bank generally requires personal guarantees and may require an irrevocable takeout commitment from a generally recognized lender for an amount equal to or greater than the amount of the loan. Loan proceeds are disbursed in increments as construction progresses and as inspections warrant. Land development loans are determined on an individual basis, but generally they do not exceed 70% of the actual cost or current appraised value of the property, whichever is less. The largest construction loan in the Bank's portfolio at December 31, 1997 was a $249,000 loan originated in September, 1997. The interest rate on this loan is 9.0%, and the term one year. The loan is secured by a single family dwelling. At December 31, 1997, the Bank had $2.2 million of construction and land development loans, which amounted to 2.0% of the consolidated total loan portfolio.

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

   Commercial Lending. The Company and Bank also offer secured and unsecured commercial business loans. At December 31, 1997, consolidated commercial business loans totaled $12.0 million, or 10.7% of the total loan portfolio. Commercial business loans consist of credit lines to support fluctuations in accounts receivable and inventory, conventional term loans, including both "owner-occupied" and "investment" real estate loans, working capital loans, business acquisition loans and small business loans. The Bank's policy is to generally make fixed-rate and variable rate commercial loans with terms of from 1 to 5 years. In making commercial loans, management considers primarily the value of the collateral if the loan is secured, the financial history and resources of the borrower, the borrower's ability to repay the loan out of net operating income and the lending history with the borrower. The Company's and Bank's policies have been generally to require the personal guarantee of all principal shareholders or partners for loans to corporations or partnerships, and an annual personal financial statement from all guarantors. The largest commercial loan or commercial credit relationship consists of unsecured commercial loans to one borrower which aggregated $1.6 million at December 31, 1997.

   As part of its overall strategy, management intends to increase the level of commercial lending in the primary market area. Unsecured commercial business lending is generally considered to involve a higher degree of risk than secured commercial and real estate lending. Risk of loss on an unsecured commercial business loan is dependent largely on the borrower's ability to remain financially able to repay the loan out of ongoing operations. If management's estimate of the borrower's financial ability is inaccurate, the Company or Bank may be confronted with a loss of principal on the loan.

   Consumer Lending. The Bank has developed a consumer loan program to offer loans on a short term basis, generally up to five years, thereby reducing its interest rate risk exposure. The Bank's portfolio of consumer loans includes a combination of automobile, marine, home improvement, recreation and home equity loans. Beginning in 1997, the Bank began to offer credit cards loans and overdraft protection loans. As of December 31, 1997, the Bank's consumer loans amounted to $12.1 million or 10.8% of the total loan portfolio. Consumer loans are generally originated in the Bank's primary market area and generally have maturities of one to five years. Consumer loans may be collateralized by personal property or secondary encumbrances on real estate. Unsecured consumer loans are generally made with a maximum maturity of 48 months.

   Consumer loans are shorter in term and generally contain higher interest rates than residential loans. Management believes the consumer loan market has been helpful in improving its spread between average loan yield and costs of funds and at the same time improving the matching of its rate sensitive assets and liabilities.

   The underwriting standards employed by the Bank for consumer loans include a determination of the applicant's credit history and an assessment of the applicant's ability to meet existing obligations and payments on the proposed loan. The stability of the applicant's monthly income may be determined by verification of gross monthly income from primary employment, and additionally from any verifiable secondary income. Creditworthiness of the applicant is of primary consideration; however, the underwriting process also includes a comparison of the value of the collateral in relation to the proposed loan amount.

   Consumer loans entail greater risks than one- to four-family residential mortgage loans, particularly consumer loans that are secured by rapidly depreciable assets such as automobiles or that are unsecured. In such cases, repossessed collateral for a defaulted loan may not provide an adequate source of repayment of the outstanding loan balance, since there is a greater likelihood of damage, loss or depreciation of the underlying collateral. Further, consumer loan collections are dependent on the borrower's continuing financial stability, and therefore are more likely to be adversely affected by job loss, divorce, illness or personal bankruptcy. Finally, the application of various federal and state laws, including federal bankruptcy and insolvency laws, may limit the amount which can be recovered on such loans in the event of a default. At December 31, 1997, consumer loans 90 days or more delinquent totaled $24,000 or 0.20% of consumer loans. As part of its operating strategy, the Bank intends to increase the level of its consumer lending in its primary market area.

   Loan Approval Procedures and Authority. The respective Boards of Directors authorize the lending activities of the Company and the Bank and establish the lending policies. The Board of Directors of the Bank has authorized the following persons to approve loans up to the amounts indicated: Loans in the amount of $150,000 for secured loans and $75,000 for unsecured loans may be approved by the President or Senior Vice President of Lending. One-to four-family residential mortgage loans in an amount not exceeding the maximum amount saleable to the secondary market (such amount currently is $214,000) may be approved by specified officers within the lending department. All other loan commitments or renewals must be referred to and approved by the Bank's Loan Committee, which is made up of four directors, the President and the Senior Vice President of Lending.

   For all loans originated, upon receipt of a completed loan application from a prospective borrower, a credit report is ordered and certain other information is verified by an independent credit agency. If necessary, additional financial information may be required. An appraisal of real estate intended to secure a proposed loan generally is required to be performed by an appraiser designated and approved by the Company or Bank. For proposed mortgage loans, each Board annually approves independent appraisers to be used and approves the appraisal policy. The Company's and the Bank's policies are to obtain title and hazard insurance on all mortgage loans. If private mortgage insurance is required, the borrower will be required to make payments to a mortgage impound account from which the Company or Bank makes disbursements for property taxes and mortgage insurance.

   Loan Servicing. The Bank also services mortgage loans for others. Loan servicing includes collecting and remitting loan payments, accounting for principal and interest, making inspections as required of mortgaged premises, contacting delinquent mortgagors, supervising foreclosures and property dispositions in the event of unremedied defaults, making certain insurance and tax payments on behalf of the borrowers and generally administering the loans. At December 31, 1997 the Bank was servicing $10.7 million of loans for others.

   Delinquencies and Classified Assets. Management and the Board of Directors perform a monthly review of all delinquent loans. The procedures taken by management with respect to delinquencies vary depending on the nature of the loan and period of delinquency. The Company and the Bank generally require that delinquent mortgage loans be reviewed and that a written late charge notice be mailed no later than the 15th day of delinquency. The Company's and Bank's policies provide that telephone contact will be attempted to ascertain the reasons for delinquency and the prospects of repayment. When contact is made with the borrower at any time prior to foreclosure, management will attempt to obtain full payment or work out a repayment schedule with the borrower to avoid foreclosure. It is the general policy to continue to accrue interest on all loans which are past due unless ultimate collection of principal and interest is in doubt. Property acquired as a result of foreclosure on a mortgage loan is classified as "real estate owned", and is recorded at the lower of the unpaid principal balance or fair value less costs to sell at the date of acquisition and thereafter. Upon foreclosure, it is the Company's and Bank's policy generally to require an appraisal of the property and, thereafter, appraisal of the property on an annual basis and external inspections on at least a quarterly basis.

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

   A savings institution's determination as to the classification of its assets and the amount of its valuation allowances is subject to review by the OTS, which can order the establishment of additional general or specific loss allowances. The OTS, in conjunction with the other federal banking agencies, adopted an interagency policy statement on the allowance for loan and lease losses. The policy statement provides guidance for financial institutions on both the responsibilities of management for the assessment and establishment of adequate allowances and guidance for banking agency examiners to use in determining the adequacy of general valuation guidelines. Generally, the policy statement recommends that institutions have effective systems and controls to identify, monitor and address asset quality problems; that management has analyzed all significant factors that affect the collectibility of the portfolio in a reasonable manner; and that management has established acceptable allowance evaluation processes that meet the objectives set forth in the policy statement. As a result of declines in local and regional real estate market values and significant losses experienced by many financial institutions, there has been a greater level of scrutiny by regulatory authorities of the loan portfolios of financial institutions undertaken as part of the examination of institutions by the OTS and the Federal Deposit Insurance Corporation ("FDIC"). While the Bank believes that it has established an adequate allowance for loan losses, there can be no assurance that regulators, in reviewing the Bank's loan portfolio, will not request the Bank to materially increase at that time its allowance for loan losses, thereby negatively affecting the Bank's financial condition and earnings at that time. Although management believes that, based on information currently available, adequate specific and general loan loss allowances have been established, actual losses are dependent upon future events and, as such, further additions to the level of specific and general loan loss allowances may become necessary.

   The Bank's Loan Committee reviews and classifies the Bank's loans on a monthly basis and reports the results of its reviews to the Board of Directors. The Bank classifies loans in accordance with the management guidelines described above. At December 31, 1997, the Bank had no other real estate as a result of foreclosure, which is generally classified as Substandard. At December 31, 1997, the Bank had $538,000 in assets classified as Substandard, $228,000 classified as Doubtful, zero classified as Loss, and $374,000 classified as Watch.

   The following table sets forth delinquencies in the Bank's loan portfolio as of the dates indicated.

                                              At December 31, 1997                        At December 31, 1996
                                   --------------------------------------------------------------------------------------
                                         60-89 Days          90 Days or More        60-89 Days        90 Days or More
                                   --------------------------------------------------------------------------------------
                                               Principal             Principal            Principal             Principal
                                     Number     Balance    Number     Balance   Number     Balance    Number     Balance
                                    of Loans   of Loans   of Loans   of Loans  of Loans   of Loans   of Loans   of Loans
                                   --------------------------------------------------------------------------------------
                                                        (dollars in thousands)
 One- to four-family residential         5      $ 129         4        $  91       10        $ 221        4       $  53
 Multifamily residential                --         --        --           --       --           --       --          --
 Commercial real estate                  4        373        --           --        1           16       --          --
 Construction and land                  --         --        --           --       --           --       --          --
 Commercial business                    --         --         2          277       --           --        1          57
 Consumer                                1          3         3           24        3            6        6          67
                                   --------------------------------------------------------------------------------------
    Total                               10      $ 505         9        $ 392       14        $ 243       11       $ 177
 Delinquent loans to total         ======================================================================================
    gross loans                                  0.45%                  0.35%                 0.26%               0.19%
                                   ======================================================================================
                                                                                      At September 30, 1995
                                                                       -------------------------------------------------
                                                                            60-89 Days                90 Days or More
                                                                       -------------------------------------------------
                                                                                   Principal                   Principal
                                                                         Number     Balance       Number        Balance
                                                                        of Loans   of Loans      of Loans      of Loans
                                                                       -------------------------------------------------
                                                                                       (dollars in thousands)
 One- to four-family residential                                           10       $ 288            9          $ 103
 Multifamily residential                                                   --          --           --             --
 Commercial real estate                                                     1          16           --             --
 Construction and land                                                     --          --           --             --
 Commercial business                                                        2          42           --             --
 Consumer                                                                   6          10            7             41
                                                                       -------------------------------------------------
    Total                                                                  19       $ 356           16          $ 144
 Delinquent loans to total                                             =================================================
    gross loans                                                                      0.46%                       0.19%
                                                                       =================================================

   Two loans, totaling approximately $60,000 at December 31, 1997, were delinquent greater than 90 days at both December 31, 1997 and December 31, 1996. One loan totaling $16,000 at December 31, 1997 was delinquent 60-89 days at both December 31, 1997 and 1996. The majority of the delinquent borrowers have been making their monthly or periodic required payments; however, the borrowers delinquent at both December 31, 1997 and 1996 are habitually delinquent.

   Nonaccrual and Past Due Loans. The following table sets forth information regarding loans contractually past due 90 days or more. At December 31, 1997, there were no troubled-debt restructured loans within the meaning of Statement of Financial Accounting Standards No. 15 and no foreclosed properties classified as real estate owned. Total nonaccruing loans were $20,000 at December 31, 1997. At December 31, 1997, there were 9 accruing loans past due 90 days or more. The Bank continues to accrue interest on loans which are past due unless ultimate collection of all principal and interest is in doubt.

                                                   -----------------------------------------------------------------
                                                      Dec 31,       Dec 31,      Sep 30,       Sep 30,       Sep 30,
                                                        1997         1996         1995          1994          1993
                                                   -----------------------------------------------------------------
                                                                         (dollars in thousands)
 Loans contractually past due 90 days or more         $ 392         $ 177        $ 144         $ 156         $ 291
                                                   =================================================================
 Allowance for loan losses as a percent
   of loans (1)                                        0.44%         0.41%        0.30%         0.30%         0.31%
 Allowance for loan losses as a percent of
   non-performing loans                              126.79%       211.30%      160.42%       139.10%        76.98%
 Non-performing loans as a percent of loans (1)        0.35%         0.13%        0.19%         0.21%         0.40%
 Non-performing assets as a percent of total
   assets                                              0.28%         0.09%        0.13%         0.15%         0.27%


 ---------------------------
 (1) Loans include gross loans less loans in process, undisbursed loan proceeds and deferred loan origination fees and discounts.

   Allowance for Loan Losses. The allowance for loan losses is established through a provision for loan losses based on management's evaluation of the risks inherent in the loan portfolio and the general economy. The allowance for loan losses is maintained at an amount management considers adequate to cover estimated losses in loans receivable which are deemed probable and can be estimated based on information available to management at such time.
While management believes the allowance for loan losses is sufficient to cover losses inherent in its loan portfolio at this time, no assurances can be given that the level of the allowance for loan losses will be sufficient to cover future loan losses incurred or that future adjustments to the allowance for loan losses will not be necessary if economic and other conditions differ substantially from the economic and other conditions used by management to determine the current level of the allowance for loan losses. The allowance is based upon a number of factors, including asset classifications, economic trends, industry experience and trends, industry and geographic concentrations, estimated collateral values, management's assessments of the credit risk inherent in the portfolio, historical loan loss experience, and the Bank's underwriting policies. As of December 31, 1997 and 1996, the allowance for loan losses was 0.44% and 0.41%, respectively, of total loans. Management will continue to monitor and modify the allowance for loan losses as conditions dictate. Various regulatory agencies, as an integral part of their examination process, periodically review the allowance for loan losses. These agencies may require additional valuation allowances, based on their judgments of the information available at the time of the examination.

   It is the policy of the Bank to charge off consumer loans when it is determined that they are no longer collectible. The policy for loans secured by real estate, which comprise the bulk of the loan portfolio, is to establish loss reserves in accordance with the loan classification process, based on generally accepted accounting practices. It is the Company's and Bank's policies to obtain an appraisal on all real estate acquired through foreclosure at the time of foreclosure.

   The following table sets forth activity in the allowance for loan losses for the periods set forth in the table.

                                          ---------------------------------------------------------------
                                              Dec 31,      Dec 31,       Sep30,      Sep 30,     Sep 30,
                                               1997         1996          1995        1994        1993
                                          ---------------------------------------------------------------
                                                                (Dollars in thousands)
 Balance at beginning of year                 $ 374        $ 231         $ 217      $ 224       $ 190
 Provision for loan losses                      156          325           132         74          48
 Charge-offs:
   One to four-family residential                --           --            --         --          --
   Multifamily residential                       --           --            --         --          --
   Commercial real estate                        --           --            --         --          --
   Construction and land                         --           --            --         --          --
   Commercial business                           20           35           102         80          --
   Consumer                                      18          151            24          3          14
                                           --------------------------------------------------------------
    Total charge-offs                            38          186           126         83          14
                                           --------------------------------------------------------------
 Recoveries:
   One- to four-family residential               --           --            --         --          --
   Multifamily residential                       --           --            --         --          --
   Commercial real estate                        --           --            --         --          --
   Construction and land                         --           --            --         --          --
   Commercial business                           --           --            --         --          --
   Consumer                                       5            4             8          2          --
                                           --------------------------------------------------------------
    Total recoveries                              5            4             8          2          --
                                           --------------------------------------------------------------
 Net charge-offs                                 33          182           118         81          14
                                           --------------------------------------------------------------
 Balance at end of period                     $ 497        $ 374         $ 231      $ 217       $ 224
                                           ==============================================================


   The following table sets forth the Bank's allocation of the allowance for loan losses by loan category and the percent of the allocated allowance to the total allowance for each specific loan category. The portion of the allowance for loan losses allocated to each loan category does not represent the total available for future losses which may occur within the loan category since the total allowance for loan losses is a valuation reserve applicable to the entire loan portfolio.

                       -------------------------------------------------------------------------------------
                                       Amount of Allowance and Percentage of Allowance to Total Allowance
                             -------------------------------------------------------------------------------------
                               Dec 31, 1997     Dec 31, 1996     Sep 30, 1995     Sep 30, 1994      Sep 30, 1993
                              --------------   --------------   --------------   --------------    --------------
                              Amount Percent   Amount Percent   Amount Percent   Amount Percent    Amount Percent
                              ------ -------   ------ -------   ------ -------   ------ -------    ------ -------
                                                            (dollars in thousands)
 One- to four-
   family residential         $  64   12.88%   $  61   16.31%   $  31   13.42%   $  23   10.60%    $  18    8.04%
 Multifamily residential         20    4.02       11    2.94       27   11.69       27   12.44        20    8.93
 Commercial real estate          11    2.21       11    2.94       14    6.06       10    4.61        10    4.46
 Construction and land            4    0.81        4    1.07       --      --       --      --                --
 Commercial business            194   39.03      141   37.70       46   19.91       52   23.96        94   41.96
 Consumer                       204   41.05      146   39.04      113   48.92      105   48.39        82   36.61
                               ----   -----     ----   -----     ----   -----     ----   -----      ----   -----
                              $ 497  100.00%   $ 374  100.00%   $ 231  100.00%   $ 217  100.00%    $ 224  100.00%
                             ====================================================================================


Investment Activities

   Federally chartered savings institutions have the authority to invest in various types of liquid assets, including U.S. Treasury and Agency obligations, securities of various federal agencies, FHLB term deposits certificates of deposit of insured banks and savings institutions, bankers' acceptances, repurchase agreements and federal funds. Subject to various restrictions, federally chartered savings institutions may also invest their assets in commercial paper, investment-grade corporate debt securities and mutual funds whose assets conform to the investments that a federally chartered savings institution is otherwise authorized to make directly. Additionally, the Bank must maintain minimum levels of investments that qualify as liquid assets under OTS regulations. Historically, the Bank has maintained liquid assets above the minimum OTS requirements and at a level considered to be adequate to meet its normal daily activities.

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

   At December 31, 1997, the Bank had $3.3 million in investment securities consisting of $3.0 million invested in Federal agency securities ($1.0 million classified as held to maturity and $2.0 million classified as available for sale) and $300,000 invested in local municipal securities.

   The following table sets forth certain information regarding the carrying and market value of the Company's and the Bank's short-term investments and securities at the dates indicated.

                                  --------------------------------------------------------------------
                                       Dec 31, 1997           Dec 31, 1996          Sep 30, 1995
                                  --------------------------------------------------------------------
                                   Amortized     Fair     Amortized     Fair     Amortized    Fair
                                     Cost        Value       Cost       Value       Cost      Value
                                  --------------------------------------------------------------------
                                                        (in thousands)
 Federated Liquid Cash Fund         $10,549    $10,549     $10,715    $10,715     $16,568   $16,568
                                  ====================================================================
 FHLB term deposits                      --         --     $ 2,000    $ 2,000          --        --
                                  ====================================================================
 Securities:
   Held to maturity:
    U.S. Treasury and
     Agency obligations             $ 1,000    $ 1,002     $ 3,000    $ 2,994     $   992   $   992
   Obligations of states and
     political subdivisions             300        303         400        402         400       403
                                  --------------------------------------------------------------------
      Total held to maturity          1,300      1,305       3,400      3,396       1,392     1,395
                                  --------------------------------------------------------------------
   Available for sale:
     U.S. Treasury and
      Agency obligations              1,996      1,999          --         --       6,000     5,835
                                  --------------------------------------------------------------------
       Total available for sale       1,996      1,999          --         --       6,000     5,835
                                  --------------------------------------------------------------------
       Total                        $ 3,296    $ 3,304     $ 3,400    $ 3,396     $ 7,392   $ 7,230
                                  ====================================================================

  The following table sets forth certain information regarding the carrying value, weighted average yields and contractual maturities of the Company's and the Bank's short-term investments and securities as of December 31, 1997.

                                                       At December 31, 1997
                          ---------------------------------------------------------------------------------------------------------
                            More than One         More than Five      More than Ten
                          One Year or Less     Year to Five Years    Years to Ten Years          Years               Total
                          ---------------------------------------------------------------------------------------------------------
                                     Weighted              Weighted              Weighted             Weighted             Weighted
                           Carrying   Average    Carrying   Average    Carrying   Average    Carrying  Average    Carrying  Average
                             Value     Yield       Value     Yield      Value      Yield      Value     Yield      Value    Yield
                          ---------------------------------------------------------------------------------------------------------
                                                      (dollars in thousands)
Federated Liquid Cash
  Fund                    $ 10,549     6.42%    $     --       --%    $    --       --%     $    --      --%    $ 10,549     6.42%
                          =========================================================================================================
Securities:
 Held to maturity:
  U.S. Treasury and
   Agency obligations     $  1,000     6.00%    $     --       --%    $    --       --%     $    --      --%    $  1,000     6.00%
  Obligations of states
   and political
   subdivisions                100      4.40         200     4.65          --       --           --      --          300     4.57
 Available for sale:
  U.S. Treasury and
   Agency obligations          999      6.48       1,000     6.06          --       --           --      --        1,999     6.27
                          ---------------------------------------------------------------------------------------------------------
      Total securities    $  2,099      6.15%   $  1,200     5.83%    $    --       --%     $    --      --%    $  3,299     6.03%
                          =========================================================================================================


Source of Funds

   General. Deposits, loan repayments and prepayments, proceeds from sales of loans, cash flows generated from operations and FHLB advances are the primary sources of the Bank's funds for use in lending, investing and for other general purposes.

   Deposits. The Bank offers a variety of deposit accounts with a range of interest rates and terms. For the fiscal year ended December 31, 1997, average certificates of deposit were $66.4 million and were 61.7% of total average deposits of $107.6 million. Average deposits were $85.8 million for the fifteen months ended December 31, 1996. The flow of deposits is influenced significantly by general economic conditions, changes in money market rates, prevailing interest rates and competition. The Bank's deposits are obtained predominately from the areas in which its branch offices are located. The Bank relies primarily on customer service and long-standing relationships with customers to attract and retain these deposits; however, market interest rates and rates offered by competing financial institutions significantly affect the Bank's ability to attract and retain deposits. From time to time, the Bank solicits certificate accounts in excess of $100,000.

   The Bank's current deposit products include savings, demand deposit, NOW accounts, money market and certificate of deposit accounts ranging in terms from thirty days to eight years. Included in the Bank's certificate of deposit accounts are certificates of deposit with balances in excess of $100,000, and Individual Retirement Accounts ("IRAs").

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

   At December 31, 1997, the Bank had $8.2 million in certificate accounts in amounts of $100,000 or more maturing as follows:

                                                  Amount         Weighted
      Maturity Period                         (in thousands)   Average Rate
     ----------------                             -------      ------------
Three months or less                              $ 2,099         5.33%
Over three through six months                         845         5.74%
Over six months through 12 months                   3,703         5.92%
Over 12 months                                      1,504         6.47%
                                                  -------
 Total                                            $ 8,151         5.85%
                                                  ========================

   The following table sets forth the distribution of the Bank's average deposit accounts for the periods indicated and the weighted average interest rates on each category presented.


                               ---------------------------------------------------------------------------------------------------
                                     December 31, 1997                 December 31, 1996                September 30, 1995
                               ---------------------------------------------------------------------------------------------------
                                           Percent                           Percent                           Percent
                                           of Total   Weighted               of Total   Weighted               of Total   Weighted
                                Average    Average    Average     Average    Average    Average     Average    Average    Average
                                Balance    Deposits     Rate      Balance    Deposits     Rate      Balance    Deposits    Rate
                                -------    ---------  --------    --------   ---------  --------    -------    --------  --------
                                                  (dollars in thousands)
 Money market deposits         $  7,199       6.70%      2.47%     $ 6,590     7.68%     2.01%      $ 8,509      9.94%      1.97%
 Passbook deposits               15,116      14.05       2.00       15,991    18.64      1.99        18,388     21.47       1.98
 NOW and other demand deposits   14,060      13.07       1.73       12,552    14.63      1.73        12,054     14.08       1.72
 Non-interest bearing deposits    4,788       4.45       0.00        3,432     4.00      0.00         2,935      3.43       0.00
                                -------     ------                  ------   ------                 -------    ------
    Total                        41,163      38.27       1.76%      38,565    44.95      1.73%       41,886     48.92       1.77%
                                -------     ------     ======       ------   ------     =====       -------    ------      =====
 Certificates accounts:
   Three months or less             198        .19       3.46%         337      .39      3.50%          691       .81       3.43%
   Over three through six months 14,048      13.06       5.31       12,364    14.41      5.01        12,453     14.54       4.99
   Over six through 12 months    14,332      13.33       5.49       15,935    18.57      5.40        10,922     12.75       4.93
   Over one to three years       28,719      26.70       5.92       13,800    16.09      5.51        15,457     18.05       4.66
   Over three to five years       5,209       4.84       5.90        3,423     4.00      5.43         3,699      4.31       5.54
   Over five to ten years         3,886       3.61       6.83        1,364     1.59      6.95           530      0.62       7.32
                                -------     ------                 -------   ------                 -------    ------
    Total certificates           66,392      61.73       5.72%      47,223    55.05      5.35%       43,752     51.08       4.87%
                                -------     ------     ======      -------   ------     =====       -------    ------      =====
    Total average deposits     $107,555     100.00%                $85,788   100.00%                $85,638    100.00%
                                =======     ======                 =======   ======                 =======    ======



   The following table presents, by various categories, the amount of certificate accounts outstanding at the dates indicated and the periods to maturity of the certificate accounts outstanding at December 31, 1997.

                               Period to Maturity from December 31, 1997
                          ------------------------------------------------------------
                                                                                           At         At         At
                          Less than     One to       Two to      Three to    Over Four   Dec 31,    Dec 31,    Sep 30,
                           One Year   Two Years   Three Years   Four Years     Years      1997       1996       1995
                          ---------   ---------   -----------   ----------   ---------   ------     ------     ------
                                                    (in thousands)
 Certificate accounts:
   0 to 4.00%              $   156    $    --       $    --       $    --     $    --   $   156    $   340    $ 2,132
   4.01% to 5.00%            1,704         26            --            --          --     1,730      9,144      8,715
   5.01% to 6.00%           38,640      7,163           868            14          --     6,685     38,347     28,679
   6.01% to 7.00%            8,224      3,534         2,301         2,202       5,487    21,748     12,534      2,790
   7.01% to 8.00%               42         --            --            --         100       142        164        160
                           -------    -------       -------       -------     -------   -------    -------    -------
    Total                  $48,766    $10,723       $ 3,169       $ 2,216     $ 5,587   $70,461    $60,529    $42,476
                           =======    =======       =======       =======     =======   =======    =======    =======


   At December 31, 1997, the Bank had no outstanding advances from the FHLB and had no other borrowings. The Bank may obtain advances from the FHLB as part of its operating strategy. The maximum amount that the FHLB will advance to member institutions, including the Bank, fluctuates from time to time in accordance with the policies of the OTS and the FHLB.

   The following table sets forth certain information regarding the Bank's borrowed funds at or for the periods ended on the dates indicated:


                                          At or for the Year         At or for the Fifteen          At or for the Year
                                          Ended December 31,       Months Ended December 31,        Ended September 30,
                                         -------------------       -------------------------        -------------------

                                                 1997                         1996                          1995
                                                 ----                         ----                          ----
 FHLB advances:
   Average balance outstanding                  $  --                       $   --                        $  827
                                                =====                       ======                        ======
   Maximum amount outstanding at any
    month-end during the period                 $  --                       $   --                        $2,000
                                                =====                       ======                        ======
   Balance outstanding at end of period         $  --                       $                             $   --
                                                =====                       ======                        ======
   Weighted average interest rate
    during the period                              --%                          --%                        12.00%
                                                =====                       ======                        ======
   Weighted average interest rate
    at end of period                               --%                          --%                           --%
                                                =====                       ======                        ======


Subsidiary Activities

   The Bank's wholly-owned subsidiary, PASC, is currently engaged in an agency basis in brokerage services through a third-party broker dealer, Scout Brokerage Services, Inc. and in the sale of tax-deferred annuity products, primarily to customers of the Bank and members of the local community. PASC was also engaged in joint venture real estate development activities until the last lots were developed and sold in 1997. In September 1997, PASC formed GTPS Insurance Agency ("Agency") to provide insurance related products to customers. The Agency sells a variety of insurance products including life, health, auto, property and casualty insurance. As of December 31, 1997, PASC had assets of $586,000 and for the year ended December 31, 1997 had net income of $4,000.

Competition

   The Bank faces significant competition both in making loans and in attracting deposits. The Bank's competitors are the financial institutions operating in its primary market area, many of which are significantly larger and have greater financial resources than the Bank. The Bank's competition for loans comes principally from commercial banks, savings and loan associations, mortgage banking companies, credit unions and insurance companies. Its most direct competition for deposits has historically come from savings and loan associations and commercial banks. As of December 31, 1997, the Bank ranked fourth in loans and deposits out of the five largest banks and savings and loans associations located in Champaign-Urbana. The largest banks do not include branches of two regional banks located in Champaign-Urbana because loan and deposit information for those branches was unavailable. At December 31, 1997, the Bank's market share of loans and deposits was 7.98% and 6.63%, respectively, among the five institutions combined. In addition, the Bank faces increasing competition for deposits from nonbank institutions such as brokerage firms and insurance companies in such areas as short-term money market funds, corporate and government securities funds, mutual funds and annuities. Competition may also increase as a result of the lifting of restrictions on the interstate operations of financial institutions.

   The Bank serves its market area with a variety of residential loan products and other retail financial services. Management considers the Bank's reputation for financial strength and competitive deposit and loan products as its major competitive advantage in attracting and retaining customers in its market area.

Personnel

   As of December 31, 1997, the Bank, including PASC, had 57 full-time employees and 17 part-time employees. The employees are not represented by a collective bargaining unit, and the Bank considers its relationship with its employees to be good.

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

Holding Company Regulation

   The Company is a non-diversified unitary savings and loan holding company within the meaning of the HOLA. As a unitary savings and loan holding company, the Company generally is not restricted under existing laws as to the types of business activities in which it may engage, provided that the Bank continues to be a qualified thrift lender ("QTL"). See "Federal Savings Institution Regulation - QTL Test." Upon any non-supervisory acquisition by the Company of another savings institution or savings bank that meets the QTL test and is deemed to be a savings institution by the OTS, the Company would become a multiple savings and loan holding company (if the acquired institution is held as a separate subsidiary) and would be subject to extensive limitations on the types of business activities in which it could engage. The HOLA limits the activities of a multiple savings and loan holding company and its non-insured institution subsidiaries primarily to activities permissible for bank holding companies under Section 4(c)(8) of the Bank Holding Company Act ("BHC Act"), subject to the prior approval of the OTS, and certain activities authorized by OTS regulation, and no multiple savings and loan holding company may acquire more than 5% of the voting stock of a company engaged in impermissible activities.

   The HOLA prohibits a savings and loan holding company, directly or indirectly, or through one or more subsidiaries, from acquiring more than 5% of the voting stock of another savings institution or holding company thereof, without prior written approval of the OTS or acquiring or retaining control of a depository institution that is not insured by the FDIC. In evaluating applications by holding companies to acquire savings institutions, the OTS must consider the financial and managerial resources and future prospects of the company and institution involved, the effect of the acquisition on the risk to the insurance funds, the convenience and needs of the community and competitive factors.

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

Federal Savings Institution Regulation

   Capital Requirements. The OTS capital regulations require savings institutions to meet three minimum capital standards: a 1.5% tangible capital ratio, a 3% leverage (core) capital ratio and an 8% risk-based capital ratio. In addition, the prompt corrective action standards discussed below also establish, in effect, a minimum 2% tangible capital standard, a 4% leverage (core) capital ratio (3% for institutions receiving the highest rating on the CAMEL financial institution rating system), and, together with the risk-based capital standard itself, a 4% Tier I risk-based capital standard. Core capital is defined as common stockholders' equity (including retained earnings), certain non-cumulative perpetual preferred stock and related surplus, and minority interests in equity accounts of consolidated subsidiaries less intangibles other than certain purchased mortgage servicing rights and credit card relationships. The OTS regulations also require that, in meeting the tangible, leverage (core) and risk-based capital standards, institutions must generally deduct investments in and loans to subsidiaries engaged in activities as principal that are not permissible for a national bank.

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

   The OTS regulatory capital requirements also incorporate an interest rate risk component. Savings institutions with "above normal" interest rate risk exposure are subject to a deduction from total capital for purposes of calculating their risk-based capital requirements. A savings institution's interest rate risk is measured by the decline in the net portfolio value of its assets (i.e., the difference between incoming and outgoing discounted cash flows from assets, liabilities and off-balance sheet contracts) that would result from a hypothetical 200 basis point increase or decrease in market interest rates divided by the estimated economic value of the institution's assets. In calculating its total capital under the risk-based capital rule, a savings institution whose measured interest rate risk exposure exceeds 2% must deduct an amount equal to one-half of the difference between the institution's measured interest rate risk and 2%, multiplied by the estimated economic value of the institution's assets. The Director of the OTS may waive or defer a savings institution's interest rate risk component on a case-by-case basis. A savings institution with assets of less than $300 million and risk-based capital ratios in excess of 12% is not subject to the interest rate risk component, unless the OTS determines otherwise. For the present time, the OTS has deferred implementation of the interest rate risk component. At December 31, 1997, the Bank met each of its capital requirements, in each case on a fully phased-in basis and it is anticipated that the Bank will not be subject to the interest rate risk component.

   The following table presents the Bank's capital position at December 31, 1997 relative to fully phased-in regulatory requirements.





                                       Tangible       Core     Risk Based
                                        Capital      Capital     Capital
                                       ----------------------------------
                                                 (in thousands)

Regulatory capital                     $ 18,366     $ 18,366    $ 18,863
Minimum capital requirement               1,991        3,983       6,408
                                       ----------------------------------
  Regulatory capital excess            $ 16,375     $ 14,383    $ 12,455
                                       ==================================
Computed capital ratio                     13.8%        13.8%       23.6%
Minimum ratio                               1.5          3.0         8.0

                                       ----------------------------------
  Regulatory capital excess                12.3%        10.8%       15.6%
                                       ==================================

   Prompt Corrective Regulatory Action. Under the OTS prompt corrective action regulations, the OTS is required to take certain supervisory actions against undercapitalized institutions, the severity of which depends upon the institution's degree of undercapitalization. Generally, a savings institution is considered "well capitalized" if its ratio of total capital to risk-weighted assets is at least 10%, its ratio of Tier I (core) capital to risk-weighted assets is at least 6%, its ratio of core capital to total assets is at least 5%, and it is not subject to any order or directive by the OTS to meet a specific capital level. A savings institution generally is considered "adequately capitalized" if its ratio of total capital to risk-weighted assets is at least 8%, its ratio of Tier I (core) capital to risk-weighted assets is at least 4%, and its ratio of core capital to total assets is at least 4% (3% if the institution receives the highest CAMEL rating). A savings institution that has a ratio of total capital to risk weighted assets of less than 8%, a ratio of Tier I (core) capital to risk-weighted assets of less than 4% or a ratio of core capital to total assets of less than 4% (3% or less for institutions with the highest examination rating) is considered to be "undercapitalized." A savings institution that has a total risk-based capital ratio less than 6%, a Tier 1 capital ratio of less than 3% or a leverage ratio that is less than 3% is considered to be "significantly undercapitalized" and a savings institution that has a tangible capital to assets ratio equal to or less than 2% is deemed to be "critically undercapitalized." Subject to a narrow exception, the banking regulator is required to appoint a receiver or conservator for an institution that is "critically undercapitalized." The regulation also provides that a capital restoration plan must be filed with the OTS within 45 days of the date a savings institution receives notice that it is "undercapitalized," "significantly undercapitalized" or "critically undercapitalized."
Compliance with the plan must be guaranteed by any parent holding company.
In addition, numerous mandatory supervisory actions become immediately applicable to an undercapitalized institution, including, but not limited to, increased monitoring by regulators and restrictions on growth, capital distributions and expansion. The OTS could also take any one of a number of discretionary supervisory actions, including the issuance of a capital directive and the replacement of senior executive officers and directors.

   Insurance of Deposit Accounts. Deposits of the Bank are presently insured by the SAIF. On September 30, 1996, the President signed into law the Deposit Insurance Funds Act of 1996 (the "Funds Act") which, among other things, imposed a special one-time assessment on SAIF member institutions, including the Bank, to recapitalize the SAIF. The SAIF was undercapitalized due primarily to a statutory requirement that SAIF members make payments on bonds issued in the late 1980s by the Financing Corporation ("FICO") to recapitalize the predecessor to the SAIF. As required by the Funds Act, the FDIC imposed a special assessment of 65.7 basis points on SAIF assessable deposits held as of March 31, 1995, payable November 27, 1996 (the "SAIF Special Assessment"). The SAIF Special Assessment was recognized by the Bank as an expense in the quarter ended September 30, 1996 and was generally tax deductible. The SAIF Special Assessment recorded by the Bank amounted to $572,000 on a pre-tax basis and $350,000 on an after-tax basis.

   The Funds Act also spreads the obligations for payment of the FICO bonds across all SAIF and Bank Insurance Fund ("BIF") members. The BIF is the fund which primarily insures commercial bank deposits. Beginning on January 1, 1997, BIF deposits were assessed for FICO payment of 1.3 basis points, while SAIF deposits will pay 6.48 basis points. Full pro rata sharing of the FICO payments between BIF and SAIF members will occur on the earlier of January 1, 2000 or the date the BIF and SAIF are merged. The Funds Act specifies that the BIF and SAIF will be merged on January 1, 1999, provided no savings associations remain as of that time.

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

   The Bank's assessment rate for fiscal 1997 was 6.48 basis points and the premium paid for this period was $64,000. A significant increase in SAIF insurance premiums would likely have an adverse effect on the operating expenses and results of operations of the Bank.

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

   Thrift Rechartering Legislation. The Funds Act provides that the BIF and SAIF will merge on January 1, 1999 if there are no more savings associations as of that date. Various proposals to eliminate the federal thrift charter, create a uniform financial institutions charter and abolish the OTS have been introduced in Congress. Some bills would require federal savings institutions to convert to a national bank or some type of state charter by a specified date under some bills, or they would automatically become national banks. Under some proposals, converted federal thrifts would generally be required to conform their activities to those permitted for the charter selected and divestiture of nonconforming assets would be required over a two year period, subject to two possible one year extensions. State chartered thrifts would become subject to the same federal regulation as applies to state commercial banks. A more recent bill passed by the House Banking Committee would allow savings institutions to continue to exercise activities being conducted when they convert to a bank regardless of whether a national bank would engage in the activity. Holding companies for savings institutions would become subject to the same regulation as holding companies that control commercial banks, with some limited grandfathering, including savings and loan holding company activities. The grandfathering would be lost under certain circumstances such as a change in control of the Company. The Bank is unable to predict whether such legislation would be enacted or the extent to which the legislation would restrict or disrupt its operations.

   Loans to One Borrower. Under the HOLA, savings institutions are generally subject to the limits on loans to one borrower applicable to national banks. Generally, savings institutions may not make a loan or extend credit to a single or related group of borrowers in excess of 15% of its unimpaired capital and surplus. An additional amount may be lent, equal to 10% of unimpaired capital and surplus, if such loan is secured by readily-marketable collateral, which is defined to include certain financial instruments and bullion. At December 31, 1997, the Bank's limit on loans to one borrower was $2.8 million. At December 31, 1997, the Bank's largest aggregate outstanding balance of loans to one borrower was $3.7 million. At the time this loan was originated, the Bank's limit on loans to one borrower exceeded the original balance of the loan.

   QTL Test. The HOLA requires savings institutions to meet a QTL test. Under the QTL test, a savings and loan association either must qualify as a "domestic building and loan association" or is required to maintain at least 65% of its "portfolio assets" (total assets less: (i) specified liquid assets up to 20% of total assets; (ii) intangibles, including goodwill; and (iii) the value of property used to conduct business) in certain "qualified thrift investments" (primarily residential mortgages and related investments, including certain mortgage-backed securities) in at least 9 months out of each 12 month period.

   A savings institution that fails the QTL test is subject to certain operating restrictions and may be required to convert to a bank charter. As of December 31, 1997, the Bank maintained 85.0% of its portfolio assets in qualified thrift investments and, therefore, met the QTL test. Recent legislation has expanded the extent to which education loans, credit card loans and small business loans may be considered "qualified thrift investments."

   Limitation on Capital Distributions. OTS regulations impose limitations upon all capital distributions by savings institutions, such as cash dividends, payments to repurchase or otherwise acquire its shares, payments to shareholders of another institution in a cash-out merger and other distributions charged against capital. The rule establishes three tiers of institutions, which are based primarily on an institution's capital level.
An institution that exceeds all fully phased-in capital requirements before and after a proposed capital distribution ("Tier 1 Bank") and has not been advised by the OTS that it is in need of more than normal supervision, could, after prior notice but without obtaining approval of the OTS, make capital distributions during a calendar year equal to the greater of (i) 100% of its net earnings to date during the calendar year plus the amount that would reduce by one-half its "surplus capital ratio" (the excess capital over its fully phased-in capital requirements) at the beginning of the calendar year or (ii) 75% of its net income for the previous four quarters. Any additional capital distributions would require prior regulatory approval. In the event the Bank's capital fell below its regulatory requirements or the OTS notified it that it was in need of more than normal supervision, the Bank's ability to make capital distributions could be restricted. In addition, the OTS could prohibit a proposed capital distribution by any institution, which would otherwise be permitted by the regulation, if the OTS determines that such distribution would constitute an unsafe or unsound practice. In December 1994, the OTS proposed amendments to its capital distribution regulation that would generally authorize the payment of capital distributions without OTS approval provided that the payment does not cause the institution to be undercapitalized within the meaning of the prompt corrective action regulation. However, institutions in a holding company structure would still have a prior notice requirement. At December 31, 1997, the Bank was a Tier 1 Bank.

   Liquidity. The Bank is required to maintain an average daily balance of specified liquid assets equal to a monthly average of not less than a specified percentage of its net withdrawable deposit accounts plus short-term borrowings. This liquidity requirement was 5% for fiscal 1997, but is subject to change from time to time by the OTS to any amount within the range of 4% to 10% depending upon economic conditions and the savings flows of member institutions. In 1997, OTS regulations also required each savings institution to maintain an average daily balance of short-term liquid assets of at least 1% of the total of its net withdrawable deposit accounts and borrowings payable in one year or less. Monetary penalties may be imposed for failure to meet these liquidity requirements. The OTS has recently lowered the liquidity requirement from 5% to 4% and eliminated the 1% short term liquid asset requirement. The Bank's liquidity for December 31, 1997 was 18.73%, which exceeded the applicable requirements. The Bank has never been subject to monetary penalties for failure to meet its liquidity requirements.

   Assessments. Savings institutions are required to pay assessments to the OTS to fund the agency's operations. The general assessments, paid on a semi-annual basis, are computed upon the savings institution's total assets, including consolidated subsidiaries, as reported in the Bank's latest quarterly thrift financial report. The assessments paid by the Bank for the fiscal year ended December 31, 1997 totaled $39,000.

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

   Transactions with Related Parties. The Bank's authority to engage in transactions with related parties or "affiliates" (e.g., any company that controls or is under common control with an institution, including the Company and its non-savings institution subsidiaries) is limited by Sections 23A and 23B of the Federal Reserve Act ("FRA"). Section 23A limits the aggregate amount of covered transactions with any individual affiliate to 10% of the capital and surplus of the savings institution. The aggregate amount of covered transactions with all affiliates is limited to 20% of the savings institution's capital and surplus. Certain transactions with affiliates are required to be secured by collateral in an amount and of a type described in
Section 23A and the purchase of low quality assets from affiliates is generally prohibited. Section 23B generally provides that certain transactions with affiliates, including loans and asset purchases, must be on terms and under circumstances, including credit standards, that are substantially the same or at least as favorable to the institution as those prevailing at the time for comparable transactions with non-affiliated companies. In addition, savings institutions are prohibited from lending to any affiliate that is engaged in activities that are not permissible for bank holding companies and no savings institution may purchase the securities of any affiliate other than a subsidiary.

   The Bank's authority to extend credit to executive officers, directors and 10% shareholders ("insiders"), as well as entities such persons control, is governed by Sections 22(g) and 22(h) of the FRA and Regulation O thereunder. Among other things, such loans are required to be made on terms substantially the same as those offered to unaffiliated individuals and do not involve more than the normal risk of repayment. Recent legislation created an exception for loans made pursuant to a benefit or compensation program that is widely available to all employees of the institution and does not give preference to insiders over other employees. Regulation O also places individual and aggregate limits on the amount of loans the Bank may make to insiders based, in part, on the Bank's capital position and requires certain board approval procedures to be followed.

   Enforcement. Under the FDI Act, the OTS has primary enforcement responsibility over savings institutions and has the authority to bring actions against the institution and all institution-affiliated parties, including stockholders, and any attorneys, appraisers and accountants who knowingly or recklessly participate in wrongful action likely to have an adverse effect on an insured institution. Formal enforcement action may range from the issuance of a capital directive or cease and desist order to removal of officers and/or directors to institution of receivership, conservatorship or termination of deposit insurance. Civil penalties cover a wide range of violations and can amount to $25,000 per day, or even $1 million per day in especially egregious cases. Under the FDI Act, the FDIC has the authority to recommend to the Director of the OTS enforcement action to be taken with respect to a particular savings institution. If action is not taken by the Director, the FDIC has authority to take such action under certain circumstances. Federal law also establishes criminal penalties for certain violations.

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

Federal Reserve System

   The Federal Reserve Board regulations require savings institutions to maintain non-interest earning reserves against their transaction accounts (primarily NOW and regular checking accounts). The Federal Reserve Board regulations generally required for most of 1997 that reserves be maintained against aggregate transaction accounts as follows: for accounts aggregating $49.3 million or less (subject to adjustment by the Federal Reserve Board) the reserve requirement was 3%; and for accounts aggregating greater than $49.30 million, the reserve requirement was $1.48 million plus 10% (subject to adjustment by the Federal Reserve Board between 8% and 14%) against that portion of total transaction accounts in excess of $49.3 million. The first $4.4 million of otherwise reservable balances (subject to adjustments by the Federal Reserve Board) were exempted from the reserve requirements. The Bank maintained compliance with the foregoing requirements. For 1998, the Federal Reserve Board has decreased from $49.3 to $47.8 million the amount of transaction accounts subject to the 3% reserve requirement and to increase the amount of exempt reservable balances from $4.4 million to $4.7 million. The balances maintained to meet the reserve requirements imposed by the Federal Reserve Board may be used to satisfy liquidity requirements imposed by the OTS.

                        FEDERAL AND STATE TAXATION

Federal Taxation

   General. The Company and the Bank report their income on a consolidated basis and the accrual method of accounting, and are subject to federal income taxation in the same manner as other corporations with some exceptions, including particularly the Bank's reserve for bad debts discussed below. The following discussion of tax matters is intended only as a summary and does not purport to be a comprehensive description of the tax rules applicable to the Bank or the Company. Neither the Company or the Bank have been audited by the IRS during the last six years. For its 1997 taxable year, the Company and the Bank are subject to a maximum federal income tax rate of 39%.

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

   The Small Business Job Protection Act of 1996 (the "1996 Act"), which was enacted on August 20, 1996, required savings institutions to recapture (i.e., take into income) certain portions of their accumulated bad debt reserves. The 1996 Act repeals the reserve method of accounting for bad debts effective for tax years beginning after 1995. Thrift institutions that would be treated as small banks are allowed to utilize the Experience Method applicable to such institutions, while thrift institutions that are treated as large banks (those generally exceeding $500 million in assets) are required to use only the specific charge-off method. Thus, the PTI Method of accounting for bad debts is no longer available for any financial institution.

   A thrift institution required to change its method of computing reserves for bad debts will treat such change as a change in method of accounting, initiated by the taxpayer, and having been made with the consent of the IRS. Any Section 481(a) adjustment required to be taken into income with respect to such change generally will be taken into income ratably over a six-taxable year period, beginning with the first taxable year beginning after 1995, subject to the residential loan requirement.

   Under the residential loan requirement provision, the recapture required by the 1996 Act will be suspended for each of two successive taxable years, beginning with the Bank's taxable year ending December 31, 1996, in which the Bank originates a minimum of certain residential loans based upon the average of the principal amounts of such loans made by the Bank during its six taxable years preceding the taxable year ending December 31, 1996.

   Under the 1996 Act, for its current and future taxable years, the Bank is permitted to make additions to its tax bad debt reserves. In addition, the Bank is required to recapture (i.e., take into income) over a six year period the excess of the balance of its tax bad debt reserves as of December 31, 1995, other than its supplemental reserve for losses on loans over the balance of such reserves as of September 30, 1988. As a result of such recapture, the Bank will incur an additional tax liability of approximately $125,000 which will be taken into income beginning in 1998 over a six year period.

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

   The amount of additional taxable income triggered by a non-dividend is an amount that, when reduced by the tax attributable to the income, is equal to the amount of the distribution. Thus, if the Bank makes a non-dividend distribution to the Company, approximately one and one-half times the amount of such distribution (but not in excess of the amount of such reserves) would be includable in income for federal income tax purposes, assuming a 35% federal corporate income tax rate. The Bank does not intend to pay dividends that would result in a recapture of any portion of its bad debt reserves.

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

Year 2000 Compliance

   Many computer programs use only two digits to identify a year in the date field and therefore do not consider the impact of the upcoming change in the century. These programs, if not corrected, could fail or cause erroneous results by or at January 1, 2000. The Company currently processes the majority of financial transactions through a third-party data processing company. The contract with this company expires in March, 1999. The Company has recently contracted with a different software company to provide the Company with software to process these transactions in-house and expects to convert to the new software by the end of 1998. The new software provider has pledged in its contract with the Company that its software is year 2000 compliant, meaning that the date fields in its software are already capable of handling the change to the year 2000. In addition, the Board of Directors of the Company has appointed a year 2000 compliance officer to identify, evaluate and monitor other areas that will be affected by the year 2000 issue and ensure that all such areas will be in compliance within the time frames established by the Company. Such other areas include various purchased software programs used for purposes such as payroll, accounts payable and loan processing, and the impact of year 2000 on major customers and suppliers. The Company does not expect that the cost of its year 2000 compliance program will be material to its financial condition or results of operations and believes that it will be able to satisfy such compliance program by the end of 1998 without any material disruption to its operations.

Impact of New Accounting Standards

   In February 1997, the Financial Accounting Standards Board ("FASB") issued SFAS No. 128, "Earnings Per Share." SFAS No. 128 establishes standards for computing and presenting earnings per share ("EPS") and applies to entities with publicly held common stock or potential common stock. SFAS No. 128 simplifies previous standards for computing EPS. SFAS No. 128 is effective for financial statements issued for periods ending after December 15, 1997, including interim periods. Earlier application is not permitted. SFAS No. 128 requires restatement of all prior period EPS data presented. The Company adopted Statement 128 during the fiscal quarter ending December 31, 1997.

   In February 1997, the FASB issued SFAS No. 129, "Disclosure of Information about Capital Structure." SFAS No. 129 summarizes previously issued disclosure guidance contained within Accounting Principles Board Opinions No. 10 and 15 as well as SFAS No. 47. This statement is effective for financial statements issued for periods ending after December 15, 1997. Accordingly, the Company adopted Statement 129 during the fourth quarter of 1997. There were no changes to the Company's disclosures pursuant to the adoption of SFAS No. 129.

   In June 1997, the FASB issued SFAS No. 130, "Reporting Comprehensive Income," which establishes standards for reporting and display of comprehensive income and its components in a full set of general-purpose financial statements. Comprehensive income is defined as "the change in equity of a business enterprise during a period from transactions and other events and circumstances from nonowner sources. It includes all changes in equity during a period except those resulting from investment by owners and distributions to owners." The comprehensive income and related cumulative equity impact of comprehensive income items will be required to be disclosed prominently as part of the notes to the financial statements. Only the impact of unrealized gains or losses on securities available for sale is expected to be disclosed as an additional component of the Company's income under the requirements of SFAS No. 130. This statement is effective for fiscal years beginning after December 15, 1997. The Company will adopt Statement 130 during 1998.

   Also in 1997, the FASB issued Statement No. 131, "Disclosures about Segments of an Enterprise and Related Information," which supersedes SFAS 14, "Financial Reporting of Segments of a Business Enterprise." SFAS No. 131 establishes standards for the way that public enterprises report information about operating segments in annual financial statements and requires reporting of selected information about operating segments in annual financial statements issued to the public. It also establishes standards for disclosures regarding products and services, geographic area and major customers. SFAS 131 defines operating segments as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance. This standard is effective for financial statement periods beginning after December 15, 1997 and requires comparative information for earlier years to be restated. Due to the recent issuance of this standard, management has been unable to fully evaluate the impact, if any, the standard may have on the Company's future financial statement disclosures.

   In addition to historical information, this Annual Report may include certain forward looking statements based on current management expectations. The Company's actual results could differ materially from those management expectations. Factors that could cause future results to vary from current management expectations include, but are not limited to, general economic conditions, legislative and regulatory changes, monetary and fiscal policies of the federal government, changes in tax policies, rates and regulations of federal, state and local tax authorities, changes in interest rates, deposit flows, the cost of funds, demand for loan products, demand for financial services, competition, changes in the quality or competition, changes in the quality or composition of the Bank's loan and investment portfolios, changes in accounting principles, policies or guidelines, and other economic, competitive, governmental and technological factors affecting the Company's operations, markets, products, services and prices. Further description of the risks and uncertainties to the business are included in detail in Item 1, "Business" of the Company's 1997 Form 10-K.

                  EXECUTIVE OFFICERS OF THE REGISTRANT

   The following table sets forth certain information regarding the executive officers of the Company and the Bank who are not directors or Named Executive Officers as set forth in the Registrant's Proxy Statement for the Annual Meeting of Shareholders to be held on April 28, 1998 at pages 5 through 8.

                       Age at
     Name             12/31/97                       Position
----------------     ----------        -------------------------------------
Jane F. Adams            40            Chief Financial Officer, Secretary,
                                       Treasurer of Great American Bancorp,
                                       Inc. since April, 1995.  Senior Vice
                                       President - Finance, Secretary,
                                       Treasurer of Bank since February,
                                       1996.  Prior thereto, Vice President -
                                       Finance, Secretary, Treasurer of Bank
                                       since April, 1995. Secretary,
                                       Treasurer of PASC since April, 1995.
                                       Prior to April, 1995, Vice President
                                       and Controller, Champaign National
                                       Bank, Champaign, Illinois since 1986.

Melinda K. Waller        38            Senior Vice President - Deposit
                                       Acquisitions of Bank since February
                                       1996.  Prior thereto Vice President -
                                       Deposit Acquisitions of Bank since
                                       1991.

Paul D. Wilson           46            Senior Vice President - Lending of
                                       Bank since November, 1995.  Prior
                                       thereto, Vice President - Senior
                                       Commercial Lending Officer, First of
                                       America Bank, N.A., Champaign,
                                       Illinois, since 1993.

Item 2.   Description of Property.

   The Bank conducts its business through an administrative office located in Champaign and two branch offices. The Company believes that the Bank's current facilities are adequate to meet the present and immediately foresee able needs of the Bank and the Company. The following table sets forth certain information relating to the Bank's administrative and branch offices.



                                                                   Net Book Value
                                                                                    of Property or
                                                   Original                           Leasehold
                                        Leased       Date                          Improvements at
                                          or       Leased or     Date of Lease       December 31,
Location                                Owned      Acquired       Expiration             1997
                                       -------     ---------     -------------     ----------------
Administrative and Branch Office:
1311 South Neil Street
Champaign, Illinois                     owned      04/12/93            --            $ 5,168,000

Branch Offices:
1912 West Springfield (1)
Champaign, Illinois                    leased      12/01/79        12/01/04              232,000

301 West Springfield
Urbana, Illinois                        owned      01/27/80            --                802,000
                                                                                     -----------
                                                                      Total          $ 6,202,000
                                                                                     ===========


---------------
(1) The Bank has the option to extend the lease term for three consecutive ten-year periods.


   The Bank presently owns electronic data processing equipment, consisting of personal computers, printers, and item processing equipment with an ap proximate net book value of $283,000. The Bank does not provide data pro cessing services for other financial institutions and currently out sources most of its own data processing to a service bureau.

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

Item 4.   Submission of Matters to a Vote of Security Holders.

   During the quarter ended December 31, 1997, no matters were submitted to a vote of security holders through a solicitation of proxies or otherwise.

                            PART II

Item 5.   Market for Common Equity and Related Stockholder Matters.

   Information relating to the market for Registrant's common stock and related stockholder matters appears under "Shareholder Information" in the 1997 Annual Report to Stockholders on pages 53 through 54 and is incorporated herein by reference.

Item 6.   Management's Discussion and Analysis or Plan of Operation.

   The above captioned information appears under the caption "Management's Discussion and Analysis in the 1997 Annual Report to Stockholders on pages 17 to 30 and is incorporated herein by reference.

Item 7.   Financial Statements

   The Consolidated Financial Statements of Great American Bancorp, Inc. and its subsidiary as of December 31, 1997 and 1996, together with the report of Geo. S. Olive & Co. LLC appears in the 1997 Annual Report to Stockholders on pages 31 to 52 and is incorporated herein by reference.

Item 8. Changes In and Disagreements With Accountants on Accounting and Financial Disclosure

          None

                                 PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act.

   The information relating to directors and executive officers of the Registrant is incorporated herein by reference to the Registrant's Proxy Statement for the Annual Meeting of Stockholders to be held on April 28, 1998 at pages 5 through 8, which will be filed within 120 days of the Registrant's fiscal year end.

Item 10.  Executive Compensation

   The information relating to executive and director compensation is incorporated herein by reference to the Registrant's Proxy Statement for the Annual Meeting of Stockholders to be held on April 28, 1998 at pages 8 through 11, which will be filed within 120 days of the Registrant's fiscal year end.

Item 11.  Security Ownership of Certain Beneficial Owners and Management

   The information relating to security ownership of certain beneficial owners and management is incorporated herein by reference to the Registrant's Proxy Statement for the Annual Meeting of Stockholders to be held on April 28, 1998 at pages 3 through 4, which will be filed within 120 days of the Registrant's fiscal year end.

Item 12.  Certain Relationships and Related Transactions

   The information relating to certain relationships and related transactions is incorporated herein by reference to the Registrant's Proxy Statement for the Annual Meeting of Stockholders to be held on April 28, 1998 at page 11, which will be filed within 120 days of the Registrant's fiscal year end.

Item 13.  Exhibits and Reports on Form 8-K.

     (a)       The following documents are filed as a part of this report:

          (1)    Financial Statements

          Consolidated Financial Statements of the Company are incorporated by reference to the following indicated pages of the 1997 Annual Report to Stockholders.


          Independent Auditor's Report . . . . . . . . . . . . . . . . . .31

          Consolidated Balance Sheet as of
          December 31, 1997 and 1996. . . . . . . . . . . . . . . . . . . 32

          Consolidated Statement of Income for the year
          ended December 31, 1997 and the fifteen months
          ended December 31, 1996 . . . . . . . . . . . . . . . . . . .33-34

          Consolidated Statement of Stockholders' Equity for
          the year ended December 31, 1997 and for the
          fifteen months ended December 31, 1996. . . . . . . . . . . . . 35

          Consolidated Statement of Cash Flows for the year
          ended December 31, 1997 and for the fifteen months
          ended December 31, 1996 . . . . . . . . . . . . . . . . . . . . 36

          Notes to Consolidated Financial Statements  . . . . . . . . .37-52

          The remaining information appearing in the 1997 Annual Report to Stockholders is not deemed to be filed as part of this report, except as expressly provided herein.

          (2)   Schedules

          All schedules are omitted because they are not required or applicable, or the required information is shown in the consolidated financial statements or the notes thereto.

          (3) Exhibits

          The following exhibits are filed as part of this report:

          3.1    Certificate of Incorporation of Great American Bancorp, Inc.*
          3.2    Bylaws of Great American Bancorp, Inc.*
          4.0    Stock Certificate of Great American Bancorp, Inc.*
         10.1 First Federal Savings Bank of Champaign-Urbana Employee Stock Ownership Plan*
         10.2 Form of Employment Agreement between First Federal Savings Bank of Champaign-Urbana and George R. Rouse*
         10.3 Form of Employment Agreement between Great American Bancorp, Inc. and George R. Rouse*
         10.4 Form of Change of Control Agreements between First Federal Savings Bank of Champaign-Urbana and Jane F. Adams, Dale Pelg and Melinda Waller.*
         10.5    Great American Bancorp, Inc. 1995 Incentive Plan**
         10.6    Great American Bancorp, Inc. 1995 Incentive Plan***
                 (as amended and restated as of January 13, 1997)
         11.0    Computation of earnings per share (filed herewith)
         13.0 1997 Annual Report to Stockholders (only portions incorporated by reference filed herewith)
         21.0 Subsidiary information is incorporated herein by reference to "Part I - Subsidiaries"
         23.2    Consent of Independent Accountants
         27.1    Financial Data Schedule for fiscal year ended December 31,
                 1997.
         27.2 Amended Financial Data Schedule for the quarters ended June 30, 1996 and September 30, 1996 and for the fifteen month period ended December 31, 1996.
         27.3 Amended Financial Data Schedule for the quarters ended March 31, 1997, June 30, 1997 and September 30, 1997.

__________________

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

          *** Incorporated herein by reference into this document from the Registrant's Report on Form 10-KSB for the fiscal year ended December 31, 1996.

     (b)    Reports on Form 8-K

   The Registrant filed a Report on Form 8-K on October 22, 1997. The Report on Form 8-K incorporated by reference a press release dated October 21, 1997 attached as Exhibit 20, relating to the Registrant's unaudited results for the third quarter of 1997.

                           SIGNATURES

   Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        GREAT AMERICAN BANCORP, INC.

Date:    March 30, 1998                  By:   /s/ George R. Rouse
     -----------------------          -------------------------------
                                      George R. Rouse
                                      President, Chief Executive
                                      Officer and Director

   Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons in the capacities and on the dates indicated.

Date:      March 30, 1998                By:    /s/ George R. Rouse
     -----------------------          -------------------------------
                                      George R. Rouse
                                      President, Chief Executive
                                      Officer and Director

Date:      March 30, 1998                By:   /s/ Morgan C. Powell
     -----------------------          -------------------------------
                                      Morgan C. Powell
                                      Chairman of the Board
                                      of Directors

Date:      March 30, 1998                By:   /s/ James Acheson
     -----------------------          -------------------------------
                                      James Acheson, Director

Date:      March 30, 1998                By:   /s/ Clinton C. Atkins
     -----------------------          ------------------------
                                      Clinton C. Atkins, Director

Date:      March 30, 1998                By:   /s/ Ronald Kiddoo
     -----------------------          -------------------------------
                                      Ronald Kiddoo, Director

Date:      March 30, 1998                By:   /s/ Jane F. Adams
     -----------------------          -------------------------------
                                      Jane F. Adams
                                      Chief Financial Officer,
                                      Secretary and Treasurer
                                      (Principal Senior Accounting
                                      and Financial Officer)


                 Exhibit 11.



Earnings per share

Earnings per share (EPS) were computed as follows
(dollar amounts in thousands except share data):

                                               Year Ended December 31, 1997
                                             -------------------------------
                                                        Weighted
                                                         Average   Per-Share
                                              Income      Shares     Amount
                                             -------------------------------
Basic Earnings Per Share
  Income available to common stockholders    $   873   1,577,554    $  0.55

Effect of Dilutive Securities
  Stock options                                           31,092
  Unearned incentive plan shares                          55,210
                                             -------------------------------
Diluted Earnings Per Share
  Income available to common stockholders
   and assumed conversion                    $   873   1,663,856    $  0.53
                                             ===============================


                                              Period Ended December 31, 1996
                                             -------------------------------
                                                        Weighted
                                                         Average    Per-Share
                                              Income      Shares     Amount
                                             -------------------------------
Basic Earnings Per Share
  Income available to common stockholders    $   534   1,799,011    $  0.30

Effect of Dilutive Securities
  Stock options                                              138
  Unearned incentive plan shares                          66,596
                                             -------------------------------
Diluted Earnings Per Share
  Income available to common stockholders
   and assumed conversion                    $   534   1,865,745    $  0.29
                                             ===============================













                  Exhibit 13.0   Annual Report to Shareholders

GREAT AMERICAN BANCORP, INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS
(Table dollar amounts in thousands, except per share data)

Great American Bancorp, Inc. (the "Company") is based in east central Illinois and is the parent company of First Federal Savings Bank of Champaign-Urbana (the "Bank"). The Company was organized in 1995 for the purpose of acquiring all of the capital stock of the Bank upon the Bank's conversion from the mutual to the stock form of organization. In 1995, the Company sold 2,052,750 shares of common stock in an initial public offering at $10 per share. The Company purchased 100% of the outstanding capital stock of the Bank using 50% of the $19.36 million in net proceeds generated from the initial offering.

The Company originates loans and also purchases loans from the Bank, but otherwise conducts no significant business except for through the Bank. In addition to traditional banking services, the Bank, through its subsidiary Park Avenue Service Corporation ("PASC"), provides securities brokerage services through a third-party broker-dealer, Scout Brokerage Services, Inc. and also engages in the sale of tax deferred annuities. In September 1997, PASC formed GTPS Insurance Agency ("Agency") to provide insurance related products to customers. The Agency sells a variety of insurance products including life, health, auto, property and casualty insurance. All references to the Company include the Bank and PASC, unless otherwise indicated.

In November 1995, the Company's Board of Directors voted to change the Company's fiscal year end from September 30 to December 31. Accordingly, the following discussion analyzes the results of operations for the year ended December 31, 1997 compared to the fifteen months ended December 31, 1996. Fluctuations in the results of operations that are significant only because of the additional quarter in the period ended December 31, 1996 have not been discussed. All references to percentage changes in income or expense items have been annualized.

Results of Operations

General

The Company recorded net income of $873,000 in 1997, $339,000, or 104.4% higher on an annualized basis, than the $534,000 in net income reported for fiscal 1996. Basic earnings per share grew 83.3% from $0.30 in fiscal 1996 to $0.55 in 1997, while diluted earnings per share increased 82.8% from $0.29 per share in fiscal 1996 to $0.53 in 1997. The increase in earnings in 1997 was due primarily to an increase in noninterest income and a reduction in noninterest expense, both of which resulted mainly from nonrecurring items recorded in fiscal 1996. Net interest income was higher in 1997, compared to net interest income in fiscal 1996 on an annualized basis, while the provision for loan losses decreased from fiscal 1996 to fiscal 1997.

The Company recorded two significant nonrecurring items in the fifteen months ended December 31, 1996: a one-time special deposit insurance assessment totaling $572,000, or $350,000 net of taxes, and a loss on the sale of securities totaling $127,000, or $78,000 net of taxes. Net income for fiscal 1996, exclusive of these nonrecurring items, would have been $962,000 or $770,000 on an annualized basis. Diluted earnings per share for fiscal 1996, exclusive of the nonrecurring items, would have been $0.52 or $0.41 on an annualized basis. The $873,000 in net income for 1997 represents a 13.4% increase over the $770,000 adjusted annualized net income for fiscal 1996.

The return on average assets was 0.63% for fiscal 1997 compared to 0.64% for fiscal 1996 (exclusive of nonrecurring items and annualized). For 1997, the return on average equity was 3.02% compared to 2.34% for fiscal 1996 (exclusive of nonrecurring items and annualized).

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

In 1997, SAIF insured institutions were assessed according to the same risk-based assessment schedule as the Bank Insurance Fund ("BIF") members - 0 to 27 basis points per $100 of insured deposits. Prior to 1997, the SAIF assessment range was 23 to 31 basis points per $100 of insured deposits. In addition, SAIF assessed institutions were also billed an additional 6.48 basis points for payments on the Financing Corporation ("FICO") obligation. BIF members paid 1.296 basis points toward the FICO bonds. Because the Company was in the lowest risk classification during 1997, the Company paid only the 6.48 basis point FICO payment. The Company expensed $64,000 for FDIC insurance in 1997, compared to $811,000 for fiscal 1996.

Loss on Sale of Securities

During the fourth quarter of 1996, the Company also recorded a loss of $127,000, $78,000 net of taxes, on the sale of $6.0 million of adjustable rate mortgage mutual funds. These funds had been accounted for as available for sale, with an unrealized loss recorded as a reduction of total stockholders' equity. The sale of these securities, therefore, had no effect on total stockholders' equity. The Company sold the securities in response to declining interest rates toward the end of 1996.

Net Interest Income

Net interest income, which is the difference between interest income earned on loans and investments and interest expense recorded on deposits and other interest-bearing liabilities, was $5.60 million for 1997, a decline of $1.17 million from the $6.77 million recorded for the fifteen months ended December 31, 1996. However, the $5.60 million for 1997 is 3.3% higher than the $6.77 million for fiscal 1996 on an annualized basis.

Interest Income - Interest income was $10.16 million for the year ended December 31, 1997 compared to $10.81 million for the fifteen months ended December 31, 1996. The $10.16 million for 1997 represents a 17.5% increase over the annualized amount for fiscal 1996. The increase on an annualized basis was primarily due to loan growth and an increase in the average balance of interest-bearing time deposits and interest-bearing demand deposits, offset by a decrease in the average balance of the Federated Liquid Cash Fund and the average balance of investment securities.

The average balance of total loans increased from $83.50 million in fiscal 1996 to $102.57 million in 1997, an increase of $19.07 million or 22.8%. The majority of this growth was in one-to four-family and multifamily mortgage loans, although both commercial and consumer loans also had modest increases. The average balance of total one-to four-family mortgage loans increased $9.58 million during 1997 and the average balance of total multifamily loans increased $8.84 million. The average balance of total commercial loans increased $1.18 million and the average balance of consumer loans grew $1.28 million during the year ended December 31, 1997. Average total commercial real estate loans declined during 1997 by $2.15 million due mainly to one loan totaling $2.20 million which was repaid in December, 1996.

The growth in loans occurred as a result of stable to declining mortgage interest rates during the latter part of 1996 and in 1997, resulting in increased loan originations and refinancing activity. Also, management implemented strategies during 1996 and 1997 designed to promote loan growth. These strategies included more targeted marketing efforts, employee referral programs, the hiring of an additional commercial loan officer, and consumer and mortgage loan promotions. Consumer loans also grew as a result of the Company introducing both a new credit card program and an overdraft protection product in early 1997. Total average loans were also higher in 1997 due to the Company selling $3.5 million in one-to four-family mortgage loans during the first few months of fiscal 1996.

The average balance of interest-bearing time deposits, which were all Federal Home Loan Bank term deposits, increased $676,000 in the year ended December 31, 1997 from the level maintained in fiscal 1996, while the average balance of investment securities declined $1.82 million and the average balance of interest-bearing demand deposits, which includes the Federated Liquid Cash Fund, decreased $189,000.

The average yield on interest-earning assets increased from 7.89% for the period ended December 31, 1996 to 7.99% for the year ended December 31, 1997, primarily due to a higher yield on investment securities.

Interest Expense - Interest expense increased from $4.04 million in fiscal 1996 to $4.55 million in 1997, an annualized increase of 40.9%, with most of the increase attributable to growth in interest-bearing deposits, particularly certificates of deposit. The average balance of total interest-bearing deposits grew $20.41 million, or 24.8%, from $82.36 million in fiscal 1996 to $102.77 million in 1997. Total average certificates of deposit increased from $47.22 million in fiscal 1996 to $66.39 million in 1997, an increase of $19.17 million or 40.6%. The majority of this growth, or $17.04 million, was in certificates with maturities of from eighteen months to two and a half years. The growth in time deposits was due to several deposit promotions held toward the end of 1996 and in 1997. Management implemented these programs in order to provide funding for loans, secure new customers and to retain existing customers.

The average balances of total insured money market accounts ("IMMA") and total NOW accounts increased $609,000 and $1.51 million, respectively, from fiscal 1996 to fiscal 1997, a result of new product types introduced in January, 1997. These new products include an IMMA account which earns a higher rate of interest for customers that maintain a minimum $10,000 balance and a new NOW account with added services. Management promoted these new products to both existing customers and new customers during 1997.

The average cost of interest-bearing liabilities increased from 3.89% for the period ended December 31, 1996 to 4.41% for the year ended December 31, 1997. The total average rate on certificates of deposit increased from 5.35% for fiscal 1996 to 5.72% for 1997, due to the growth in longer-term certificates, those maturing in eighteen months to two and a half years. The average rate on IMMA deposits increased from 2.01% for the fifteen months ended December 31, 1996 to 2.47% for the year ended December 31, 1997 due to the new IMMA product first marketed to customers in January, 1997.

Net interest income of $6.77 million in fiscal 1996 increased $2.08 million from the $4.69 million recorded for fiscal 1995, an annualized increase of 15.6%. Interest income increased from $7.68 million for fiscal 1995 to $10.81 million for the fifteen months ended December 31, 1996, an annualized increase of 12.6%. This increase was primarily due to growth in loans and an increase in average short-term investments. Interest expense increased from $3.00 million in fiscal 1995, to $4.04 million for fiscal 1996, an annualized increase of 7.7% with most of the increase attributable to increases in rates and average balances of certificates of deposit, offset by a reduction in the volume of other interest-bearing deposits.

Average Balance Sheet - The following table presents the average balance sheet for the Company for the periods ended December 31, 1997, December 31, 1996 and September 30, 1995, the interest on interest-earning assets and interest-bearing liabilities and the related average yield or cost. The average balances are derived from average daily balances. The yields or cost are calculated by dividing income or expense by the average balance of assets or liabilities, respectively, for the periods shown except where noted otherwise. The yields and costs include fees which are considered adjustments to yields. The average yields and costs for the period ended December 31, 1996 were adjusted to reflect annualized percentages.

                                       Consolidated Average Balance Sheet

                                                                      Period Ended
                                     -------------------------------------------------------------------------------------
                                        December 31, 1997             December 31, 1996 (1)         September 30,1995
                                     --------------------------    --------------------------   --------------------------
                                                       Average                      Average                       Average
                                     Average            Yield/     Average            Yield/     Average            Yield/
                                     Balance  Interest   Cost      Balance  Interest   Cost      Balance  Interest   Cost
                                     -------  -------- -------     -------  --------  ------     -------  --------  ------
Assets
 Interest-earning assets:
  Interest-bearing demand deposits $   7,380   $   378    5.12%  $   4,604   $   293   5.07%   $   3,676   $   196   5.33%
  Federated Liquid Cash Fund          10,018       534    5.33      12,983       881   5.41        7,902       443   5.61
  Interest-bearing time deposits         855        48    5.61         179        12   5.34          827        41   4.96
  Investment securities, net (2)       5,671       347    6.12       7,488       557   5.93        7,994       473   5.92
  Loans, net (3)                     102,568     8,811    8.59      83,499     9,024   8.61       76,218     6,503   8.53
  FHLB stock                             545        37    6.79         465        40   6.86          432        28   6.48
                                  ----------------------------------------------------------------------------------------
   Total interest-earning assets     127,037    10,155    7.99%    109,218    10,807   7.89%      97,049     7,684   7.92%
Noninterest-earning assets            12,021                        11,716                        12,310
                                  ----------------------------------------------------------------------------------------
   Total assets                    $ 139,058                     $ 120,934                     $ 109,359
                                  ========================================================================================


Liabilities and Stockholders' Equity
 Interest-bearing liabilities:
  Insured money market deposits    $   7,199   $   178    2.47%  $   6,590   $   166   2.01%   $   8,509   $   168   1.97%
  Savings deposits                    15,116       303    2.00      15,991       400   1.99       18,388       364   1.98
  NOW and other demand deposits       14,060       243    1.73      12,552       272   1.73       12,054       207   1.72
  Certificates of deposit             66,392     3,794    5.72      47,223     3,168   5.35       43,752     2,132   4.87
                                  ----------------------------------------------------------------------------------------
   Total deposits                    102,767     4,518    4.40      82,356     4,006   3.88       82,703     2,871   3.47
  FHLB advances and other                469        33    7.04         416        36   6.90        1,202       126  10.48
                                  ----------------------------------------------------------------------------------------
   Total interest-bearing
     liabilities                     103,236     4,551    4.41%     82,772     4,042   3.89%      83,905     2,997   3.57%
 Noninterest-bearing liabilities       6,910                         5,272                         4,765
                                  ----------------------------------------------------------------------------------------
   Total liabilities                 110,146                        88,044                        88,670
 Stockholders' equity                 28,912                        32,890                        20,689
                                  ----------------------------------------------------------------------------------------
   Total liabilities and
     stockholders' equity          $ 139,058                     $ 120,934                     $ 109,359
                                  ========================================================================================
Net interest rate spread (4)                   $ 5,604    3.59%              $ 6,765   4.00%               $ 4,687   4.35%
                                  ========================================================================================
Net interest margin (5)                                   4.41%                        4.94%                         4.83%
                                  ========================================================================================
Ratio of interest-earning assets to
  interest-bearing liabilities                          123.06%                      131.95%                       115.67%
                                  ========================================================================================

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


     Rate/Volume Analysis - The following table presents the extent to which changes in interest rates and changes in the volume of interest-earning assets and interest-bearing liabilities have affected the Company's interest income and expense during the periods indicated. Information is provided in each category with respect to (i) changes attributable to changes in volume (changes in volume multiplied by prior rate); (ii) changes attributable to changes in rate (change in rate multiplied by prior volume); and (iii) the net change. The changes attributable to the combined impact of volume and rate have been allocated proportionately to the changes due to volume and the changes due to rate. The interest income and interest expense amounts for the fifteen months ended December 31, 1996 were annualized in order to be comparable to interest income and interest expense for the fiscal years ended December 31, 1997 and September 30, 1995.


                                            Year Ended                     Period Ended
                                         December 31, 1997              December 31, 1996
                                            Compared to                    Compared to
                                           Period Ended                     Year Ended
                                         December 31, 1996              September 30, 1995
                                    --------------------------     --------------------------
                                         Increase                       Increase
                                        (Decrease)                     (Decrease)
                                          Due to                         Due to
                                    --------------------------     --------------------------
                                     Volume     Rate      Net       Volume     Rate      Net

                                    --------------------------     --------------------------
Interest-earning assets:
  Interest-bearing demand deposits   $  143    $    1   $  144      $  48    $   (9)    $  39
  Federated Liquid Cash Fund           (158)      (13)    (171)       276       (14)      262
  Interest-bearing time deposits         38        --       38        (35)        3       (32)
  Investment securities, net           (111)       12      (99)       (30)        3       (27)
  Loans, net                          1,638       (46)   1,592        628        88       716
  FHLB stock                              5        --        5          2         2         4
                                    ---------------------------------------------------------
    Total interest-earning assets     1,555       (46)   1,509        889        73       962
                                    ---------------------------------------------------------

Interest-bearing liabilities:
  Insured money market deposits          13        32       45        (39)        3       (36)
  Savings deposits                      (18)        1      (17)       (48)        4       (44)
  NOW and other demand deposits          26        (1)      25          9         2        11
  Certificates of deposit             1,087       173    1,260        177       226       403
  FHLB advances and other                 4        --        4        (64)      (33)      (97)
                                    ---------------------------------------------------------
    Total interest-bearing
      liabilities                     1,112       205    1,317         35       202       237
                                    ---------------------------------------------------------
    Net change in net interest
      income                         $  443    $ (251)  $  192      $ 854    $ (129)  $   725
                                    =========================================================


Provision for Loan Losses

The provision for loan losses for the year ended December 31, 1997 was $156,000 compared to $325,000 for the fifteen months ended December 31, 1996. The provision for loan losses for both periods reflects management's analysis of the Company's loan portfolio based on information which is currently available to it at such time. In particular, management considers the level of nonperforming loans and potential problem loans. The higher provision for fiscal 1996 was due to an increase in nonperforming and potential problem loans and loans charged off during 1996 and included a special provision of $50,000 recorded in the fourth quarter of 1996. Total charge-offs for the year ended December 31, 1997 totaled $38,000 compared to $186,000 in fiscal 1996. The charge-offs in 1997 included $18,000 in consumer loans and $20,000 associated with one commercial loan borrower. Approximately $145,000 of the charge-offs in fiscal 1996 related to loans to two commercial customers in different service industries. While management of the Company believes that the allowance for loan losses is sufficient based on information currently available to it, no assurances can be made that future events, conditions or regulatory directives will not result in increased provisions for loan losses or additions to the allowance for loan losses which may adversely affect net income.

Noninterest Income

Noninterest income for the year ended December 31, 1997 was $783,000 compared to $641,000 for the period ended December 31, 1996, an increase of 52.6% on an annualized basis. The fiscal 1996 amount included the loss of $127,000 from the sale of adjustable rate mortgage mutual funds.

Income from PASC's joint venture declined from $51,000 for the period ended December 31, 1996 to $33,000 in fiscal 1997 due to fewer lot sales. All of the lots in the joint venture have been sold and the joint venture liquidated all accounts to the partners in November, 1997. Brokerage commissions increased from $32,000 for the period ended December 31, 1996 to $61,000 in fiscal 1997 due to commission income generated from PASC's securities brokerage services which became operative in late 1996. Insurance sales commissions, which were $41,000 for fiscal 1997 compared to zero in the prior period, reflects income generated from the Agency since its inception in September, 1997.

Service charges on deposit accounts increased 13.3% on an annualized basis from the $497,000 ($398,000 on an annualized basis) recorded for the period ended December 31, 1996 to $451,000 in fiscal 1997, primarily due to overdraft fees. The Bank restructured overdraft fees, including an increase in the per item fee, effective in January, 1997. Other customer fees increased from $79,000 for the period ended December 31, 1996 to $142,000 in fiscal 1997, an annualized increase of 125.4%, due mainly to increases in ATM fees and fees related to the addition of a credit card program in early 1997. The increase in ATM fees resulted from the acquisition of additional machines during 1996 and 1997 and also was due to a new service charge implemented in late 1996 which charges non customers a fee for ATM withdrawals at Bank owned machines.

Net gains recorded from loan sales decreased from $30,000 for the period ended December 31, 1996 to $1,000 in fiscal 1997 due to a decreased volume of sales in fiscal 1997. The Company sold $3.5 million in fixed rate residential loans in fiscal 1996, compared to $72,000 in 1997. Other income decreased from $41,000 for the period ended December 31, 1996 to $22,000 in fiscal 1997 due mainly to the recording in 1996 of a $21,000 gain on mortgage servicing rights. This gain was recorded in conjunction with the Company's adoption during the period ended December 31, 1996 of Statement of Financial Accounting Standards ("SFAS") No. 122 "Accounting for Mortgage Servicing Rights," which requires rights to service mortgage loans for others be recorded as an asset. No additional gains on mortgage servicing rights were capitalized in 1997.

Noninterest Expense

Noninterest expense for the year ended December 31, 1997 was $4.71 million compared to $6.10 million for the period ended December 31, 1996. The 1996 amount includes the one-time SAIF special deposit insurance assessment of $572,000.

Salaries and employee benefits expense totaled $2.53 million in fiscal 1997 and was 13.5% higher on an annualized basis compared to the $2.79 million recorded for the period ended December 31, 1996. Compensation expense was higher in 1997, compared to fiscal 1996 on an annualized basis, due to normal pay raises and the hiring of additional staff, including two insurance agents for the newly formed Agency and a commercial loan officer. Compensation expense was also higher in 1997 on an annualized basis due to expenses for the Company's Incentive Plan and ESOP. The Company recorded $217,000 of expense related to the Incentive Plan in fiscal 1997 compared to $210,000, or $168,000 on an annualized basis, in fiscal 1996. The expense was higher in 1997 due to the plan not being adopted until February, 1996. The Company expensed $434,000 related to the ESOP in 1997 versus $455,000 ($364,000 on an annualized basis) for fiscal 1996. ESOP expense increased in 1997 due to the growth in the price of the Company's stock during both 1996 and 1997.

Equipment expenses totaling $305,000 in 1997 were 24.5% higher on an annualized basis than the $306,000 recorded for fiscal year 1996, due mainly to depreciation expense resulting from the purchase of five ATM machines in 1996 and one ATM machine in 1997, and computer and other equipment installed in early 1997 for the Bank to process checks in-house instead of through a correspondent financial institution.

Deposit insurance expense for the fiscal year ended December 31, 1997 totaled $64,000 and was 66.5% lower on an annualized basis than the $239,000 recorded for the period ended December 31, 1996, excluding the $572,000 special SAIF assessment. The lower expense for 1997 reflects the reduction in the assessment schedule for SAIF insured institutions. Directors fees were $100,000 in fiscal 1997, 21.3% lower on an annualized basis than the $159,000 recorded in the period ended December 31, 1996. Directors fees were lower in fiscal 1997 due to the monthly fees being reduced, effective in January 1996, and also due to fewer board meetings held by the PASC board of directors in 1997.

Income Tax Expense

Total income tax expense was $651,000 for the year ended December 31, 1997, compared to $446,000 for the period ended December 31, 1996. The increase is attributable to the higher income before tax in 1997. The effective tax rates for the periods ended December 31, 1997 and 1996 were 42.7% and 45.5%, respectively. The effective tax rate was lower in fiscal 1997 due to a higher level of state tax exempt interest income from U.S. Treasury and qualified Federal agency securities.

Financial Condition

Total consolidated assets of the Company increased $9.60 million, or 7.3%, from $132.37 million at December 31, 1996 to $141.97 million at December 31, 1997. The growth in assets occurred primarily in loans, which increased by $20.49 million or 22.3%, offset by a reduction in cash and cash equivalents of $8.93 million or 33.8% and interest-bearing time deposits of $2.00 million or 100%.

Cash and cash equivalents declined from $26.41 million at December 31, 1996 to $17.48 million at December 31, 1997 and interest-bearing time deposits decreased from $2.00 million at December 31, 1996 to zero at December 31, 1997. Such reductions were utilized to fund loan growth which exceeded deposit growth by approximately $9.23 million, treasury stock purchases of $3.05 million and cash dividends of $644,000.

Total investment securities were $3.30 million at December 31, 1997 compared to $3.40 million at December 31, 1996. During 1997, the Company purchased $4.99 million of Federal agency securities, designating $1.99 million as available for sale. A $1.0 million U.S. Treasury security held as of December 31, 1996 matured in November, 1997. Federal agency securities totaling $4.0 million were called in the latter half of 1997 due to the decline in interest rates during this period. The Federal agency securities held as of December 31, 1997 mature in varying dates from 1998 to 2000 and have a weighted average yield of 6.18%. At December 31, 1997, the Company also held $300,000 in municipal securities which mature in various years from 1998 to 2001. The weighted average yield on the municipal securities, which are exempt from federal income taxes, is 4.57%.

Loan growth from December 31, 1996 to December 31, 1997 occurred in all loan categories, except construction loans. One-to four family residential mortgage loans increased $5.97 million or 11.6%, multifamily mortgage loans increased $8.73 million, or 92.4%, commercial loans increased $3.78 million, or 46.1%, consumer loans increased $1.42 million and commercial real estate loans grew by $933,000. Construction loans decreased by $420,000. Company management has implemented various strategies during 1996 and 1997 designed to promote loan growth, including special rate promotions, employee referral programs and the hiring of an additional commercial loan officer. During the early months of fiscal 1996, the Company sold $3.5 million in fixed rate residential loans due to a decline in interest rates during the period, as compared to loan sales of $72,000 during fiscal 1997.

The allowance for loan losses increased from $374,000 at December 31, 1996 to $497,000 at December 31, 1997 due to the $156,000 in provision for loan losses recorded offset by net charge-offs of $33,000. The ratios of the Company's allowance for loan losses to total loans were .44% and .41% at December 31, 1997 and 1996. The ratios of the Company's allowance to loan losses to total nonperforming loans were 126.8% and 211.3% at December 31, 1997 and 1996.

Company management and the Board of Directors perform ongoing reviews of the loan portfolio in order to identify nonperforming loans and potential problem loans and to evaluate the adequacy of the allowance for loan losses. The Bank utilizes an internal asset classification system similar to that used by the Office of Thrift Supervision (the "OTS"), the Bank's primary regulator, to classify assets. The Bank classifies nonperforming loans and potential problem loans and other assets as "Substandard," "Doubtful," "Loss," or "Watch" assets.

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

Total classified assets declined from $2.18 million at December 31, 1996 to $1.14 million at December 31, 1997, a decrease of $1.04 million or 47.7%. Total nonperforming loans were $392,000 at December 31, 1997, compared to $177,000 at December 31, 1996. Total nonperforming loans at December 31, 1997 were comprised of $372,000 in loans past due 90 days or more and $20,000 in loans on non accrual. Total potential problem loans were $748,000 at December 31, 1997 compared to $2.00 million in 1996.

The majority of the decrease in classified assets from December 31, 1996 to December 31, 1997 was due to loans to one borrower which totaled $861,000 at December 31, 1996 and which were removed from classified assets during 1997. This borrower made payments totaling $181,000 during 1997 and the loans have been paid on a timely basis since December 31, 1996. The loan was current at December 31, 1997.

Total classified assets at December 31, 1997 included impaired loans totaling $730,000. A loan is considered impaired when, based on current information and events, it is probable that a creditor will be unable to collect all amounts due according to the contractual terms of the loan agreement. If the present value of expected future cash flows, or in certain instances the observable market price of the loan or the fair value of the underlying collateral, is less than the recorded investment in the loan, then the creditor shall recognize an impairment by adjusting the allowance for loan losses with a corresponding charge to provision for loan losses. At December 31, 1997, impaired loans were comprised of loans to five borrowers. The allowance for impaired loans, included in the Company's allowance for loan losses, was $206,000.

Approximately $303,000 of total impaired loans related to one borrower, with $277,000 in loans secured by the customer's retail business and the related commercial real estate and the remaining balance secured by the customer's residence. The assets of the business, including the real estate, were sold in late 1997 and the proceeds from the sale were used to reduce the total outstanding balance to $180,000 in early 1998. The Company is in the process of negotiating a long-term repayment schedule with the borrower for the remaining $180,000 balance.

An additional $282,000 of impaired loans related to a commercial borrower in an unrelated retail industry. These loans include $191,000 secured by assets of the business and $91,000 secured by the owner's residence. The Company anticipates receiving partial repayment in early 1998 from the sale of a business asset and otherwise is working with the borrower to reduce the indebtedness.

The remaining balance of impaired loans include an $82,000 commercial loan partially secured by assets of the borrower's business, and unsecured consumer loans to two customers totaling $63,000. Since December 31, 1997 the Company has collected approximately $22,000 from the commercial borrower and now expects full repayment on this loan. The Bank continues to work with the consumer borrowers to establish acceptable repayment schedules.

The balance of classified assets not considered impaired assets totaled $410,000 at December 31, 1997 and included four residential mortgage loans totaling $134,000, consumer loans to six separate borrowers totaling $35,000 and commercial loans to three separate borrowers totaling $241,000. The majority of these loans are substantially secured and the Company anticipates that the loans will be repaid satisfactorily from cash flows from business operations or from the sale of the underlying collateral.

Total other assets increased $350,000 from $1.36 million at December 31, 1996 to $1.71 million at December 31, 1997. This increase was due to the recording of the excess of the purchase price over the fair value of assets acquired for the purchase of the insurance business of a local agent which occurred at the inception of the Agency and also was due to insurance premiums receivable being recorded in 1997. The unamortized balance of the excess purchase price was $268,000 and insurance premiums receivable were $125,000 at December 31, 1997.

Total deposits increased $11.27 million or 11.2% from $100.71 million on December 31, 1996 to $111.98 million on December 31, 1997. The majority of this growth was in time deposits which increased $9.93 million, demand deposits which increased $881,000, IMMA accounts which increased $757,000, offset by savings accounts which decreased $300,000. Time deposits increased primarily in certificates of deposit with maturities ranging from eighteen months to two and a half years. These categories of certificates increased by $10.18 million. The growth in time deposits was due to several certificate of deposit promotions held during the year ended December 31, 1997. Company management implemented these promotions in order to provide funding for loans, gain new customers and retain existing customers whose deposits were maturing. The growth in demand deposits and IMMA accounts was due to the new products the Company introduced in January 1997. These new products, marketed under the name "Club Fed," include a NOW account product, which offers various additional services, and the Club Fed IMMA account which provides a higher rate of interest for account balances of $10,000 or more. The Company marketed these new products to customers and non customers with several advertising campaigns. Savings deposits declined as a result of customers transferring balances to the new Club Fed IMMA account.

Total other liabilities grew $502,000 in 1997, from $1,193,000 at December 31, 1996 to $1,695,000 at December 31, 1997 due to the recording of insurance premiums due insurance companies of $119,000, deferred insurance commission income of $51,000, income taxes payable of $126,000 which were a receivable of $120,000 at December 31, 1996 and increases in deferred compensation due directors of $71,000 and insurance and real estate taxes held in escrow for loan customers of $59,000.

Total stockholders' equity decreased from $30.46 million at December 31, 1996 to $28.29 million at December 31, 1997, a decrease of $2.17 million. This decline resulted from net income of $873,000, plus ESOP and incentive plan shares earned of $434,000 and $217,000, respectively, and $2,000 from the change in the unrealized gain on securities available for sale, less $644,000 in dividends declared and $3.05 million in treasury stock purchased.

Subsequent to December 31, 1997, the Company completed the repurchase of 5% of the Company's common stock or 83,599 shares for a total of $1.75 million or $20.93 per share. The repurchased shares will be held as treasury shares to be used for general corporate purposes.

Liquidity and Capital Resources

The Company's primary sources of funds are deposits, principal and interest payments on loans, and, to a lesser extent, proceeds from the sale of loans. While maturities and scheduled amortization of loans are predictable sources of funds, deposit flows and mortgage prepayments are greatly influenced by general interest rates, economic conditions, and competition. The Bank is subject to required minimum liquidity ratios as established by the OTS, the Bank's primary regulator. These ratios are based upon a percentage of deposits and short-term borrowings. The ratio may vary at the direction of the OTS depending upon economic conditions and deposit flows and is currently 4%. The Bank's liquidity ratios were 15.38% and 18.87% at December 31, 1997 and 1996, respectively. The Company is not required to maintain a minimum level of regulatory liquidity.

The primary investment activity of the Company is the origination of mortgage loans, commercial and consumer loans, and the purchase of U.S. Treasury and Federal agency securities. During the periods ended December 31, 1997 and 1996, the Company originated mortgage loans in the amounts of $36.50 million and $35.75 million, respectively, commercial loans in the amounts of $15.36 million and $15.08 million, respectively, and consumer loans in the amounts of $12.16 million and $15.68 million, respectively. Purchases of U.S. Treasury and Federal agency securities totaled $4.99 million in fiscal 1997 and $4.00 million in the period ended December 31, 1996. Asset acquisitions during the periods ended December 31, 1997 and 1996 were primarily funded by deposits, a decrease in cash and cash equivalents and interest-bearing time deposits, principal repayments on loans and proceeds from the sale of the adjustable-rate mortgage mutual funds which were sold in late 1996.

A review of the Consolidated Statement of Cash Flows included in the accompanying financial statements shows that the Company's cash and cash equivalents ("cash") decreased $8.93 million during 1997 and increased $4.09 million in the period ended December 31, 1996. Cash decreased in the period ended December 31, 1997 due to net cash used in investing activities of $18.73 million offset by cash provided by operating activities of $2.24 million and net cash provided by financing activities of $7.56 million. Cash used in investing activities included the $20.49 million net increase in loans, which is primarily loan originations net of principal repayments, the $1.99 million purchase of securities available for sale and $3.0 million purchase of securities held to maturity, offset by a decrease in interest-bearing time deposits of $2.0 million and proceeds from maturing securities of $5.10 million. Cash flows from operating activities included net income of $873,000, and noncash adjustments to net income including the provision for loan losses of $156,000, depreciation of $438,000, ESOP compensation expense of $434,000 and incentive plan expense of $217,000. Cash provided by financing activities included the increases in certificates of deposit of $9.93 million and noninterest-bearing, interest bearing demand and savings deposits of $1.34 million, offset by cash used to pay dividends of $659,000, and the purchase of treasury stock of $3.05 million.

Cash increased in the period ended December 31, 1996 due to net cash provided by operating activities of $2.10 million and net cash provided by financing activities of $14.87 million, less cash used in investing activities of $12.88 million. Cash flows from operating activities in the period ended December 31, 1996 included net income of $534,000, proceeds from sales of loans originated for resale of $3.53 million, and noncash adjustments to net income including the provision for loan losses of $325,000, depreciation of $470,000, ESOP compensation expense $455,000 and incentive plan expense of $210,000, less $3.50 million in loans originated for resale. Cash provided by financing activities included the increases in certificates of deposit of $18.05 million and noninterest bearing, interest bearing demand and savings deposit of $1.79 million, offset by cash used to pay dividends of $907,000, purchase stock for the incentive plan of $1.19 million and purchase treasury stock of $2.88 million. Cash used in investing activities included the $14.33 million net increase in loans, the $2.00 million increase in interest-bearing time deposits and the $4.00 million in security purchases, offset by the $5.87 million in proceeds from the sale of the adjustable rate mortgage funds and $2.00 million in security maturities.

At December 31, 1997, the Bank exceeded all of its regulatory capital requirements with tangible capital and core capital both at $18.37 million or 13.8% of total adjusted tangible assets and 23.0% of total risk-weighted assets and risk-based capital at $18.86 million or 23.6% of total risk-weighted assets. The required ratios are 1.5% for tangible capital to tangible assets, 3.0% for core capital to tangible assets, 4.0% for core capital to total risk- weighted assets and 8.0% for risk-based capital to risk-weighted assets. See the accompanying Notes to Consolidated Financial Statements for the Bank's capital calculations as of December 31, 1997 and 1996.

The Company's most liquid assets are cash and cash equivalents. The level of cash and cash equivalents is dependent on the Company's operating, financing, lending and investing activities during any given period. At December 31, 1997, cash and cash equivalents totaled $17.48 million. The Company's future short-term requirements for cash are not expected to significantly change. However, in the event that the Company should require funds beyond its ability to generate them internally, additional sources of funds are available, such as FHLB advances. With no parent company debt and sound capital levels, the Company has several options for longer-term cash needs, such as for future expansion and acquisitions.

Management is not aware of any current recommendations or government proposals which if implemented would have a material effect on the Company's liquidity, capital resources or operations.

Management of Interest Rate Risk

The principal objective of the Company's interest rate risk management function is to evaluate the interest rate risk included in certain balance sheet accounts, determine the level of risk appropriate given the Company's business focus, operating environment, capital and liquidity requirements and performance objectives, establish asset concentration guidelines and manage the risk consistent with Board-approved guidelines. Through such management, the Company seeks to reduce the vulnerability of its operations to changes in interest rates and to manage the ratio of interest rate sensitive assets to interest rate sensitive liabilities within specified maturities or repricing dates. The Bank's Board of Directors has established an Asset/Liability Committee consisting of management officers, which is responsible for reviewing the Bank's asset/liability policies and interest rate risk position. Such committee generally meets on a quarterly basis, and at other times as dictated by market conditions, and reports to the Board of Directors after each such meeting.

The Bank's interest rate risk strategy primarily consists of: (i) emphasizing the attraction and retention of core deposits, which tend to be a more stable source of funding; (ii) emphasizing the origination of adjustable rate mortgage loan products and short-term commercial loans, the origination of which is largely dependent on the market demand for such loans; (iii) when market conditions are favorable and in consideration of the regulatory requirements relating to required levels of residential loans which must be maintained by the Bank, selling fixed-rate one- to four-family mortgage loans; and (iv) investing in short-term U.S. Government securities. As a traditional thrift lender, the Bank has a significant amount of its earning assets invested in fixed-rate mortgages with contractual maturities greater than one year. At December 31, 1997, an aggregate of $46.31 million, or 32.6% of total assets, were invested in such assets.

The following table sets forth the amounts of interest-earning assets and interest-bearing liabilities outstanding at December 31, 1997 which mature or reprice in the periods shown. Except as stated in the table, the amount of assets and liabilities shown which reprice or mature during a particular period were determined in accordance with the earlier of term to repricing or the contractual maturity.


 Interest Rate Sensitivity (in thousands)
  At December 31, 1997
                                                           Over One      Over Three     Over Six
                                                            Month          Months        Months
                                              Within       Through        Through        Through
                                               One          Three           Six          Twelve      Over One
                                              Month         Months         Months        Months        Year         Total
                                            --------------------------------------------------------------------------------
Interest-earning assets:
  Interest-bearing deposits (1)             $  12,191     $     --        $     --     $     --      $     --      $  12,191
  Investment securities, net (2)                  100           --              --        2,000         1,779          3,879
  Loans (3)                                     7,434        4,434           7,216        8,665        84,563        112,312
                                            --------------------------------------------------------------------------------
    Total interest-earning assets           $  19,725     $  4,434        $  7,216     $ 10,665      $ 86,342      $ 128,382
                                            ================================================================================
Interest-bearing liabilities:
  NOW, savings and insured
    money market deposits                   $  36,060     $     --        $     --     $     --      $     --      $  36,060
  Certificates of deposit                       8,269        9,436           9,396       21,620        21,740         70,461
                                            --------------------------------------------------------------------------------
    Total deposits                             44,329        9,436           9,396       21,620        21,740        106,521
  Other interest-bearing liabilities               --           --              --           --           491            491
                                            --------------------------------------------------------------------------------
    Total interest-bearing liabilities         44,329        9,436           9,396       21,620        22,231        107,012
                                            --------------------------------------------------------------------------------
Excess (deficiency) of interest-earning
  assets over interest-bearing liabilities  $ (24,604)    $ (5,002)       $ (2,180)    $(10,955)     $ 64,111      $  21,370
                                            ================================================================================
Cumulative excess (deficiency) of
  interest-earning assets over interest-
  bearing liabilities                       $ (24,604)    $ (29,606)      $(31,786)    $(42,741)     $ 21,370      $  21,370
                                            ================================================================================
Cumulative interest-earning assets
 divided by interest-bearing liabilities          .45           .45            .50          .50          1.20           1.20
                                            ================================================================================

(1) Includes interest-bearing demand and interest-bearing time deposits.
(2) Includes FHLB stock and reflects repricing, contractual maturity or anticipated call date.
(3) Loans are placed in the various interest-sensitive periods based on historical prepayment tendencies as well as contractual terms.

The Company tends to be liability sensitive due to the levels of short-term NOW, savings and insured money market deposits maintained. However, the effect of rate increases on these deposits, which are mainly core retail deposits, tends to lag behind the change in market rates. This lag generally lessens the negative impact on net interest income during a period of rising interest rates. Based on the information provided in the table, assuming no management intervention, the effect of an increase in interest rates of 100 basis points would reduce annualized net interest income by approximately $246,000 in the one month category or approximately $296,000 in the three month category. A decrease in interest rates would have the opposite effect.

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

Year 2000 Compliance

Many computer programs use only two digits to identify a year in the date field and therefore do not consider the impact of the upcoming change in the century. These programs, if not corrected, could fail or cause erroneous results by or at January 1, 2000. The Company currently processes the majority of financial transactions through a third-party data processing company. The contract with this company expires in March, 1999. The Company has recently contracted with a different software company to provide the Company with software to process these transactions in-house and expects to convert to the new software by the end of 1998. The new software provider has pledged in its contract with the Company that its software is year 2000 compliant, meaning that the date fields in its software are already capable of handling the change to the year 2000. In addition, the Board of Directors of the Company has appointed a year 2000 compliance officer to identify, evaluate and monitor other areas that will be affected by the year 2000 issue and ensure that all such areas will be in compliance within the time frames established by the Company. Such other areas include various purchased software programs used for purposes such as payroll, accounts payable and loan processing, and the impact of year 2000 on major customers and suppliers. The Company does not expect that the cost of its year 2000 compliance program will be material to its financial condition or results of operations and believes that it will be able to satisfy such compliance program by the end of 1998 without any material disruption to its operations.

Current Accounting Issues

In February 1997, the Financial Accounting Standards Board ("FASB") issued SFAS No. 128, "Earnings Per Share." SFAS No. 128 establishes standards for computing and presenting earnings per share ("EPS") and applies to entities with publicly held common stock or potential common stock. SFAS No. 128 simplifies previous standards for computing EPS. SFAS No. 128 is effective for financial statements issued for periods ending after December 15, 1997, including interim periods. Earlier application is not permitted. SFAS No. 128 requires restatement of all prior period EPS data presented. The Company adopted Statement 128 during the fiscal quarter ending December 31, 1997.

In February 1997, the FASB issued SFAS No. 129, "Disclosure of Information about Capital Structure." SFAS No. 129 summarizes previously issued disclosure guidance contained within Accounting Principles Board Opinions No. 10 and 15 as well as SFAS No. 47. This statement is effective for financial statements issued for periods ending after December 15, 1997. Accordingly, the Company adopted Statement 129 during the fourth quarter of 1997. There were no changes to the Company's disclosures pursuant to the adoption of SFAS No. 129.

In June 1997, the FASB issued SFAS No. 130, "Reporting Comprehensive Income," which establishes standards for reporting and display of comprehensive income and its components in a full set of general-purpose financial statements. Comprehensive income is defined as "the change in equity of a business enterprise during a period from transactions and other events and circumstances from nonowner sources. It includes all changes in equity during a period except those resulting from investment by owners and distributions to owners." The comprehensive income and related cumulative equity impact of comprehensive income items will be required to be disclosed prominently as part of the notes to the financial statements. Only the impact of unrealized gains or losses on securities available for sale is expected to be disclosed as an additional component of the Company's income under the requirements of SFAS No. 130. This statement is effective for fiscal years beginning after December 15, 1997. The Company will adopt Statement 130 during 1998.

Also in 1997, the FASB issued Statement No. 131, "Disclosures about Segments of an Enterprise and Related Information," which supersedes SFAS 14, "Financial Reporting of Segments of a Business Enterprise." SFAS No. 131 establishes standards for the way that public enterprises report information about operating segments in annual financial statements and requires reporting of selected information about operating segments in annual financial statements issued to the public. It also establishes standards for disclosures regarding products and services, geographic area and major customers. SFAS 131 defines operating segments as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance. This standard is effective for financial statement periods beginning after December 15, 1997 and requires comparative information for earlier years to be restated. Due to the recent issuance of this standard, management has been unable to fully evaluate the impact, if any, the standard may have on the Company's future financial statement disclosures.

In addition to historical information, this Annual Report may include certain forward looking statements based on current management expectations. The Company's actual results could differ materially from those management expectations. Factors that could cause future results to vary from current management expectations include, but are not limited to, general economic conditions, legislative and regulatory changes, monetary and fiscal policies of the federal government, changes in tax policies, rates and regulations of federal, state and local tax authorities, changes in interest rates, deposit flows, the cost of funds, demand for loan products, demand for financial services, competition, changes in the quality or competition, changes in the quality or composition of the Bank's loan and investment portfolios, changes in accounting principles, policies or guidelines, and other economic, competitive, governmental and technological factors affecting the Company's operations, markets, products, services and prices. Further description of the risks and uncertainties to the business are included in detail in Item 1, "Business" of the Company's 1997 Form 10-K.


                  Independent Auditor's Report


Board of Directors
Great American Bancorp, Inc.
Champaign, Illinois


We have audited the consolidated balance sheet of Great American Bancorp, Inc. and subsidiary as of December 31, 1997 and 1996, and the related consolidated statements of income, changes in stockholders' equity, and cash flows for the year ended December 31, 1997 and the fifteen-month period ended December 31, 1996. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements described above present fairly, in all material respects, the consolidated financial position of Great American Bancorp, Inc. and subsidiary as of December 31, 1997 and 1996, and the results of their operations and their cash flows for the year ended December 31, 1997 and the fifteen-month period ended December 31, 1996, in conformity with generally accepted accounting principles.

/s/ Geo S. Olive & Co. LLC


Champaign, Illinois
January 16, 1998

GREAT AMERICAN BANCORP, INC. AND SUBSIDIARY
Consolidated Balance Sheet (in thousands, except share data)


December 31                                                     1997             1996
-------------------------------------------------------------------------------------
Assets
Cash and due from banks                                    $   5,285       $    6,361
Interest-bearing demand deposits                              12,191           20,049
                                                           --------------------------
      Cash and cash equivalents                               17,476           26,410

Interest-bearing time deposits                                    --            2,000
Investment securities
  Available for sale                                           1,999               --
  Held to maturity                                             1,300            3,400
                                                           --------------------------
      Total investment securities                              3,299            3,400
Loans                                                        112,312           91,817
  Allowance for loan losses                                     (497)            (374)
                                                           --------------------------
      Net loans                                              111,815           91,443
Premises and equipment                                         7,090            7,306
Federal Home Loan Bank stock                                     580              454
Other assets                                                   1,713            1,356
                                                           --------------------------
       Total assets                                        $ 141,973       $  132,369
                                                           ==========================
Liabilities
Deposits
  Noninterest bearing                                      $   5,463       $    4,253
  Interest bearing                                           106,521           96,461
                                                           --------------------------
      Total deposits                                         111,984          100,714
Other liabilities                                              1,695            1,193
                                                           --------------------------
      Total liabilities                                      113,679          101,907
                                                           --------------------------
Commitments and Contingent Liabilities

Stockholders' Equity
Preferred stock, $0.01 par value
  Authorized and unissued - 1,000,000 shares                      --               --
Common stock, $0.01 par value
  Authorized - 7,000,000 shares
  Issued and outstanding - 2,052,750 shares                       21               21
Paid-in capital                                               19,655           19,486
Retained earnings - substantially restricted                  16,167           15,938
Net unrealized gain on securities
  available for sale                                               2               --
                                                           --------------------------
                                                              35,845           35,445
Less:  Treasury stock, at cost - 380,773 and 200,144 shares   (5,925)          (2,875)
  Unallocated employee stock ownership plan
    shares - 87,891 and 113,566 shares                          (879)          (1,136)
  Unearned incentive plan shares - 51,802 and
    67,349 shares                                               (747)            (972)
                                                           --------------------------
      Total stockholders' equity                              28,294           30,462
                                                           --------------------------
      Total liabilities and
        stockholders' equity                                $141,973       $  132,369
                                                           ==========================


See notes to consolidated financial statements.

GREAT AMERICAN BANCORP, INC. AND SUBSIDIARY
Consolidated Statement of Income (in thousands, except share data)


Year Ended December 31 and Fifteen Months Ended December 31     1997             1996
-------------------------------------------------------------------------------------
Interest Income
  Loans                                                    $   8,811         $  9,024
  Investment securities
    Taxable                                                      370              574
    Tax exempt                                                    14               23
  Deposits with financial institutions and other                 960            1,186
                                                           --------------------------
        Total interest income                                 10,155           10,807
                                                           --------------------------
Interest Expense
  Deposits                                                     4,518            4,006
  Other                                                           33               36
                                                           --------------------------
        Total interest expense                                 4,551            4,042
                                                           --------------------------
Net Interest Income                                            5,604            6,765
  Provision for loan losses                                      156              325
                                                           --------------------------
Net Interest Income After
  Provision for Loan Losses                                    5,448            6,440
                                                           --------------------------
Noninterest Income
  Income from joint venture                                       33               51
  Brokerage commissions                                           61               32
  Insurance sales commissions                                     41               --
  Service charges on deposit accounts                            451              497
  Loan servicing fees                                             32               38
  Other customer fees                                            142               79
  Net realized losses on sales of
    available-for-sale securities                                 --             (127)
  Net gains on loan sales                                          1               30
  Other income                                                    22               41
                                                           --------------------------
         Total noninterest income                                783              641
                                                           --------------------------
Noninterest Expenses
  Salaries and employee benefits                               2,531            2,794
  Net occupancy expenses                                         464              564
  Equipment expenses                                             305              306
  Data processing fees                                           193              237
  Deposit insurance expense                                       64              811
  Printing and office supplies                                   275              300
  Legal and professional fees                                    203              250
  Directors and committee fees                                   100              159
  Insurance expense                                               41               49
  Marketing and advertising expenses                             165              212
  Other expenses                                                 366              419
                                                           --------------------------
          Total noninterest expenses                           4,707            6,101
                                                           --------------------------

Income Before Income Tax                                       1,524              980
  Income tax expense                                             651              446
                                                           --------------------------
Net Income                                                 $     873         $    534
                                                           ==========================


Per Share Data:

  Earnings
    Basic:
     Net income                                            $    0.55         $   0.30
                                                           ==========================
     Average number of shares                              1,577,554        1,799,011
                                                           ==========================
    Diluted:
     Net income                                            $    0.53         $   0.29
                                                           ==========================
    Average number of shares                               1,663,856        1,865,745
                                                           ==========================

Dividends                                                  $    0.40         $   0.58
                                                           ==========================


See notes to consolidated financial statements.


GREAT AMERICAN BANCORP, INC. AND SUBSIDIARY
Consolidated Statement of Changes in Stockholders' Equity (in thousands, except share data)
                                                                              Net
                                                                           Unrealized              Unearned
                                                                         Gain (Loss) on            Employee      Unearned
                                                                            Securities            Stock Owner-   Incentive
                                            Common    Paid-in   Retained    Available   Treasury   ship Plan       Plan
                                             Stock    Capital   Earnings    For Sale     Stock      Shares        Shares     Total
----------------------------------------------------------------------------------------------------------------------------------
Balances, October 1, 1995                    $  21   $ 19,363   $ 16,482    $    (97)   $    --    $   (1,465)  $    --   $  4,304
Net income for 1996                             --         --        534          --         --            --        --        534
Cash dividends ($.58 per share)                 --         --     (1,078)         --         --            --        --     (1,078)
Incentive plan shares acquired                  --         --         --          --         --            --    (1,185)    (1,185)
Employee stock ownership plan shares earned     --        126         --          --         --           329        --        455
Incentive plan shares earned                    --         (3)        --          --         --            --       213        210
Purchase of treasury stock                      --         --         --          --     (2,875)           --        --     (2,875)
Net change in unrealized gain (loss) on
  securities available for sale                 --         --         --          97         --            --        --         97
----------------------------------------------------------------------------------------------------------------------------------
Balances, December 31, 1996                  $  21   $ 19,486   $ 15,938    $     --    $(2,875)   $   (1,136)  $  (972)  $ 30,462
Net income for 1997                             --         --        873          --         --            --        --        873
Cash dividends ($.40 per share)                 --         --       (644)         --         --            --        --       (644)
Employee stock ownership plan shares earned     --        177         --          --         --           257        --        434
Incentive plan shares earned                    --         (8)        --          --         --            --       225        217
Purchase of treasury stock                      --         --         --          --     (3,050)           --        --     (3,050)
Net change in unrealized gain (loss) on
  securities available for sale                 --         --         --           2         --            --        --          2
----------------------------------------------------------------------------------------------------------------------------------
Balances, December 31, 1997                  $  21   $ 19,655   $ 16,167    $      2    $(5,925)   $     (879)  $  (747)  $ 28,294
==================================================================================================================================


See notes to consolidated financial statements.



GREAT AMERICAN BANCORP, INC. AND SUBSIDIARY
Consolidated Statement of Cash Flows (in thousands)


Year Ended December 31 and Fifteen Months Ended December 31     1997              1996
--------------------------------------------------------------------------------------
Operating Activities
Net income                                                 $     873          $    534
Adjustments to reconcile net income to net
  cash provided by operating activities
    Provision for loan losses                                    156               325
    Depreciation                                                 438               470
    Amortization of deferred loan fees                           (36)              (28)
    Deferred income tax                                          (15)             (200)
    Investment securities accretion, net                          (5)              (12)
    Investment securities losses                                  --               127
    Net gain on loan sales                                        (1)              (30)
    Employees stock ownership plan
      compensation expense                                       434               455
    Incentive plan expense                                       217               210
    Loans originated for sale                                    (72)           (3,496)
    Proceeds from sales of loans originated for resale            73             3,526
    Net change in
      Other assets                                              (357)               80
      Other liabilities                                          531               135
                                                            --------------------------
        Net cash provided by operating activities              2,236             2,096
                                                            --------------------------


Investing Activities
  Net change in interest-bearing time deposits                 2,000            (2,000)
  Purchase of securities available for sale                   (1,993)               --
  Proceeds from sales of securities available for sale            --             5,873
  Purchases of securities held to maturity                    (2,995)           (3,996)
  Proceeds from maturities of securities held to maturity      5,097             2,000
  (Purchase) redemption of Federal Home Loan Bank stock         (126)               29
  Net change in loans                                        (20,492)          (14,328)
  Purchases of premises and equipment                           (222)             (458)
                                                            --------------------------
        Net cash used by investing activities                (18,731)          (12,880)
                                                            --------------------------
Financing Activities
  Net change in
    Noninterest-bearing, interest-bearing demand
      and savings deposits                                     1,338             1,788
    Certificates of deposit                                    9,932            18,052
  Cash dividends                                                (659)             (907)
  Purchase of stock for incentive plan                            --            (1,185)
  Purchase of treasury stock                                  (3,050)           (2,875)
                                                            --------------------------
        Net cash provided by financing activities              7,561            14,873
                                                            --------------------------
Net Change in Cash and Cash Equivalents                       (8,934)            4,089

Cash and Cash Equivalents, Beginning of Period                26,410            22,321
                                                            --------------------------
Cash and Cash Equivalents, End of Period                    $ 17,476          $ 26,410
                                                            ==========================

Additional Cash Flows Information
  Interest paid                                            $   4,563          $  4,240

  Income tax paid                                          $     495          $    669




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

The Company is a thrift holding company whose principal activity is the ownership and management of the Bank. The Bank operates under a federal savings bank charter and provides full banking services. As a federally-chartered thrift, the Bank is subject to regulation by the Office of Thrift Supervision and the Federal Deposit Insurance Corporation.

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

The determination of the adequacy of the allowance for loan losses is based on estimates that are particularly susceptible to significant changes in the economic environment and market conditions. Management believes that as of December 31, 1997 the allowance for loan losses is adequate based on information currently available. A worsening or protracted economic decline in the areas within which the Bank operates would increase the likelihood of additional losses due to credit and market risks and could create the need for additional loss reserves.

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

Intangible assets are being amortized on the straight-line basis over fifteen years. Such assets are periodically evaluated as to the recoverability of their carrying value.

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

Incentive Plan - The Company accounts for its stock award program, or incentive plan, in accordance with Accounting Principles Board Opinion ("APB") No. 25. The aggregate purchase price of all shares owned by the incentive plan is reflected as a reduction of stockholders' equity. Compensation expense is based on the market price of the Company's stock on the date the shares are granted and is recorded over the vesting period. The difference between the aggregate purchase price and the fair value on the date granted of the shares earned is recorded as an adjustment to paid-in capital.

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

Earnings per share - Basic earnings per share have been computed based upon the weighted average common shares outstanding during each year. Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the Company.

Reclassifications of certain amounts in the 1996 consolidated financial statements have been made to conform to the 1997 presentation.

>  Change in Fiscal Year End

On November 13, 1995, the Company's Board of Directors approved a change in the fiscal year end of the Company and its subsidiary from September 30 to December 31. Accordingly, the prior year balance sheet included in these financial statements is as of December 31, 1996, while the statements of income, changes in stockholders' equity and cash flows are for the fifteen-month period ended December 31, 1996.

>  Establishment of Insurance Agency

In September 1997, the Company purchased the insurance business of a local insurance agent for approximately $274,000 and established the GTPS Insurance Agency ("Agency") as a division of PASC. The excess of the purchase price over the fair value of assets acquired is being amortized over fifteen years.


>  Investment Securities
                                                                  1997
                                       -------------------------------------------------------
                                                          Gross          Gross
                                           Amortized    Unrealized     Unrealized       Fair
December 31                                   Cost        Gains          Losses         Value
----------------------------------------------------------------------------------------------
Available for sale
  Federal agencies                         $   1,996     $      3      $      --      $  1,999
                                       -------------------------------------------------------
    Total available for sale                   1,996            3             --         1,999
                                       -------------------------------------------------------
Held to maturity
  U.S. Treasury                                   --           --             --            --
  Federal agencies                             1,000            2             --         1,002
  State and municipal                            300            3             --           303
                                       -------------------------------------------------------
    Total held to maturity                     1,300            5             --         1,305
                                       -------------------------------------------------------
    Total investment securities            $   3,296     $      8      $      --       $ 3,304
                                       =======================================================

                                                                  1996
                                       -------------------------------------------------------
                                                          Gross          Gross
                                           Amortized    Unrealized     Unrealized      Fair
December 31                                  Cost         Gains          Losses        Value
-----------------------------------------------------------------------------------------------
Held to maturity
 U.S. Treasury                             $   1,000     $     --      $      --    $  1,000
 Federal agencies                              2,000           --              6       1,994
 State and municipal                             400            2             --         402
                                       -------------------------------------------------------
    Total investment securities            $   3,400     $      2      $       6    $  3,396
                                       =======================================================

The amortized cost and fair value of securities held to maturity at December 31, 1997, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

                                               Held to Maturity     Available for sale
                                          ----------------------------------------------------
                                           Amortized        Fair       Amortized        Fair
                                             Cost          Value          Cost          Value
----------------------------------------------------------------------------------------------
Within one year                            $   1,100     $  1,102      $     996    $   1,000
One to five years                                200          203          1,000          999
                                          ----------------------------------------------------
    Totals                                 $   1,300     $  1,305      $   1,996    $   1,999
                                          ====================================================


There were no sales of securities available for sale during 1997. Proceeds from sales of securities available for sale during 1996 were $5,873,000.
Gross losses of $127,000 were realized on those sales. There were no sales of securities held to maturity during 1997 or 1996. There were no securities transferred between classifications during 1997 or 1996.

With the exception of securities of the U.S. Treasury and Federal Agencies, the Company did not hold any securities of a single issuer, payable from and secured by the same source of revenue or taxing authority, the book value of which exceeded 10% of stockholders' equity at December 31, 1997.

>  Loans and Allowance

December 31                                           1997              1996
-----------------------------------------------------------------------------

Mortgage loans:
  One-to four-family                              $ 57,698         $  51,710
  Other loans secured by real estate                29,029            19,304
  Construction                                       2,994             2,799
                                                  --------------------------
                                                    89,721            73,813
  Undisbursed portion of loans                      (1,407)             (777)
  Deferred loan fees                                   (57)              (77)
                                                  --------------------------
    Total mortgage loans                            88,257            72,959
                                                  --------------------------
Commercial and consumer loans:
  Commercial                                        15,134             9,861
  Consumer                                          12,088            10,667
                                                  --------------------------
                                                    27,222            20,528
  Undisbursed portion of loans                      (3,167)           (1,670)
                                                  --------------------------
    Total commercial and consumer loans             24,055            18,858
                                                  --------------------------
      Total loans                                $ 112,312         $  91,817
                                                  ==========================

The following is an analysis of the allowance for loan losses for the year ended December 31, 1997 and for the fifteen months ended December 31, 1996:


Allowance for loan losses
  Balances, beginning of period                  $     374         $    231
  Provision for losses                                 156              325
  Recoveries on loans                                    5                4
  Loans charged off                                    (38)            (186)
                                                  --------------------------
    Balances, end of period                      $     497         $    374
                                                  ==========================

Information on impaired loans is summarized below.

December 31                                           1997             1996
------------------------------------------------------------------------------
Impaired loans with an allowance                 $     730         $    471
Allowance for impaired loans (included in the
 Company's allowance for loan losses)                  206              190


Period Ended December 31                              1997             1996
------------------------------------------------------------------------------
Average balance of impaired loans                $     784         $    595
Interest income recognized on impaired loans            77               80
Cash-basis interest included above                      72               66

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

Balances, January 1, 1997                                          $    493
  Changes in composition of related parties                             143
  New loans, including renewals                                         366
  Payments, etc., including renewals                                   (217)
                                                              --------------
    Balances, December 31, 1997                                    $    785
                                                              ==============
>  Loan Servicing

Loans serviced for others are not included in the accompanying consolidated balance sheet. The unpaid principal balances of loans serviced for others totaled $10,730,000 and $12,791,000 at December 31, 1997 and December 31,
1996.

In 1996, the Company adopted SFAS No. 122, Accounting for Mortgage Servicing Rights. This Statement requires the capitalization of retained mortgage servicing rights on originated or purchased loans by allocating the total cost of the mortgage loans between the mortgage servicing rights and the loans (without the servicing rights) based on their relative fair values. SFAS No. 122 was superseded during 1996 by SFAS No. 125 Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities. SFAS No. 125 (as did SFAS No. 122) requires the assessment of impairment of capitalized mortgage servicing rights and requires that impairment be recognized through a valuation allowance based on the fair value of those rights. The aggregate fair value of capitalized mortgage servicing rights totaled $17,000 and $19,000 at December 31, 1997 and December 31, 1996, respectively. Comparable market values were used to estimate fair value. For purposes of measuring impairment, risk characteristics including product type, investor type, and interest rates, were used to stratify the originated mortgage servicing rights.

                                                     1997              1996
---------------------------------------------------------------------------
Mortgage Servicing Rights
 Balances, October 1                             $     19          $     --
 Servicing rights capitalized                          --                21
 Amortization of servicing rights                      (2)               (2)
                                                 --------------------------
    Balances, December 31                        $     17          $     19
                                                 ==========================

>  Premises and Equipment

December 31                                          1997              1996
-----------------------------------------------------------------------------
Land                                             $  1,545          $  1,545
Buildings                                           5,024             5,017
Leasehold improvements                                867               867
Furniture and equipment                             2,114             1,899
                                                 --------------------------
    Total cost                                      9,550             9,328
Accumulated depreciation                           (2,460)           (2,022)
                                                 --------------------------
    Net                                          $  7,090          $  7,306
                                                 ==========================

>  Other Assets and Other Liabilities

December 31 and September 30                         1997              1996
---------------------------------------------------------------------------
Other assets
  Interest receivable                            $    997          $   807
  Cash value of insurance                             200              185
  Investment in joint venture                          --               69
  Income taxes receivable                              --              120
  Mortgage servicing rights                            17               19
  Excess of purchase price over the
   fair value of assets acquired                      268               --
  Insurance premiums receivable                       125               --
  Prepaid expenses and other assets                   106              156
                                                --------------------------
    Total                                        $  1,713          $ 1,356
                                                ==========================
Other liabilities
  Interest payable on deposits                   $     22          $    34
  Deferred compensation - directors                   496              425
  Accrued real estate taxes                           105              123
  Insurance and real estate taxes held
    in escrow for loan customers                      234              175
  Accrued postretirement benefit obligation            87               71
  Dividends payable                                   156              171
  Deferred income taxes                                 4               20
  Income taxes payable                                126               --
  Premiums due insurance companies                    119               --
  Deferred insurance commission income                 51               --
  Accrued expenses and other                          295              174
                                                --------------------------
    Total                                        $  1,695     $      1,193
                                                ==========================

>  Investment in Joint Venture

The Bank's subsidiary, Park Avenue Service Corporation, holds a 50% equity interest in a joint venture called The Old Farm. The other partner of the joint venture is Wisegarver Land Development.

The Old Farm was formed in October, 1985 for the purpose of purchasing and selling approximately 58 acres of real estate. The property is zoned for 44 acres of residential real estate, 11 acres for duplexes and 3 acres for office buildings. Park Avenue Service Corporation provides the financing for construction and Wisegarver Land Development acts as the manager of the project. Profit is divided equally between the partners. The last sale of Old Farm property occurred in November 1997 bringing total assets, liabilities, and partner's equity to zero.

Condensed unaudited financial statements for The Old Farm are as follows:


December 31                                          1997              1996
----------------------------------------------------------------------------
Condensed statement of financial condition
Assets
  Cash                                           $     --          $     45
  Notes receivable                                     --               159
  Lots held for sale                                   --                82
                                                 --------------------------
    Total assets                                 $     --          $    286
                                                 ==========================

Liabilities and partners' equity
  Deferred sales                                 $     --          $    148
  Equity, Park Avenue Service Corporation              --                69
  Equity, Wisegarver Land Development                  --                69
                                                 --------------------------
    Total liabilities and partners' equity       $     --          $    286
                                                 ==========================

Period Ended December 31                             1997              1996
-----------------------------------------------------------------------------
Condensed statement of operations
 Sales                                           $    158          $    211
 Cost of sales                                        (92)             (121)
                                                 --------------------------
                                                       66                90
 Other income (expenses)                               --                 4
                                                 --------------------------
    Net income                                   $     66          $     94
                                                 ==========================
>  Deposits

December 31                                          1997              1996
----------------------------------------------------------------------------
Demand deposits                                  $ 19,482          $ 18,601
Savings deposits                                   15,072            15,372
Insured money market                                6,969             6,212
Certificates of deposit of $100,000 or more         8,151             5,288
Other certificates of deposit                      62,310            55,241
                                                 --------------------------
    Total deposits                               $111,984          $100,714
                                                 ==========================

Certificates of deposit maturing in years ending December 31,

 1998                                                              $ 48,766
 1999                                                                10,723
 2000                                                                 3,169
 2001                                                                 2,216
 2002                                                                    --
 Thereafter                                                           5,587
                                                                 ----------
                                                                   $ 70,461
                                                                 ==========

>  Lease Commitments and Total Rental Expense

The Company leases one branch office and another office previously operated as a branch office under operating leases. The branch office is rented on a twenty-five year lease with four ten-year options with escalating rental payments.

The previous branch office is currently on a thirty-month lease which is renewable for three additional thirty-month terms at the lessee's option.
This office is being subleased to an unrelated party. In addition, the lessee is required to pay the property taxes, normal maintenance and insurance on the property.

The total minimum lease commitment at December 31, 1997 under these leases is $483,000, which is due as follows:

                                  Lease          Rent from        Net Lease
                                 Payments        Sublease          Payment
                                 ------------------------------------------
Years ending December 31
 1998                            $     52        $     35          $     17
 1999                                  52              35                17
 2000                                  57              32                25
 2001                                  57              29                28
 2002                                  57              29                28
 During the remaining lease term      208             220               (12)
                                 ------------------------------------------
    Total                        $    483        $    380          $    103
                                 ==========================================

Total rent expense was $48,000 and $51,000 for the periods ended December 31, 1997 and 1996.

>  Income Tax

Period Ended December 31                             1997              1996
-----------------------------------------------------------------------------
Income tax expense
  Currently payable
    Federal                                      $    557          $    556
    State                                             109                90
  Deferred
    Federal                                            (6)             (177)
    State                                              (9)              (23)
                                                 --------------------------
      Total income tax expense                   $    651          $    446
                                                 ==========================
Reconciliation of federal statutory to
 actual tax expense
  Federal statutory income tax at 34%            $    518          $    333
  Effect of state income taxes                         66                44
  Effect of allocating ESOP shares                     67                69
                                                 --------------------------
      Actual tax expense                         $    651          $    446
                                                 ==========================

A cumulative net deferred tax liability is included in other liabilities. The components of the liability are as follows:

December 31                                          1997              1996
-----------------------------------------------------------------------------
Assets
 Deferred loan fees                              $      9          $     23
 Allowance for loan losses                            126                --
 Deferred compensation                                192               164
 Incentive plan                                        66                82
 Postretirement benefit obligation                     34                26
 Net unrealized losses on securities
  available for sale                                    1                --
 Mortgage servicing rights                              6                 7
 Other                                                 --                26
                                                 --------------------------
    Total assets                                      434               328
                                                 --------------------------
Liabilities
 Federal Home Loan Bank stock basis                    20                20
 Allowance for loan losses                             --                 3
 Depreciation                                         407               325
 Other                                                 11                --
                                                 --------------------------
    Total liabilities                                 438               348
                                                ---------------------------
                                                 $     (4)         $    (20)
                                                ===========================

The tax benefit attributable to the net realized losses on sales of available-for-sale securities recorded for the period ended December 31, 1996 was $49,000.

Retained earnings at December 31, 1997 and 1996 included approximately $4,300,000 of the tax bad debt reserve, which accumulated prior to 1988, for which no deferred federal income tax liability has been recognized. This amount represents an allocation of income to bad-debt deductions for tax purposes only. Reduction of amounts so allocated for purposes other than tax bad-debt losses or adjustments arising from carryback of net operating losses would create income for income tax purposes only, which would be subject to the then current corporate income tax rate. The unrecorded deferred income tax liability on the above amount was approximately $1,669,000 as of December 31, 1997 and 1996.

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

Financial instruments whose contract amount represents credit risk as of the end of the period were as follows:

December 31                                          1997              1996
-----------------------------------------------------------------------------
Commitments to extend credit
  At variable rates                              $  4,525          $  3,933
  At fixed rates (ranging from 7.75% to 9.25%
    at December 31, 1997)                           2,070               417
Standby letters of credit                             257               476

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

In 1995, when the Bank converted from a federally chartered mutual savings bank to a federally chartered stock savings bank, a liquidation account was established in an amount equal to the Bank's net worth as reflected in the latest statement of condition used in its final conversion offering circular. The liquidation account is maintained for the benefit of eligible deposit account holders who maintain their deposit account in the Bank after conversion. In the event of a complete liquidation, and only in such event, each eligible deposit account holder will be entitled to receive a liquidation distribution from the liquidation account in the amount of the then current adjusted sub account balance for deposit accounts then held, before any liquidation distribution may be made to stockholders. Except for the repurchase of stock and payment of dividends, the existence of the liquidation account will not restrict the use or application of net worth. The initial balance of the liquidation account was $15,950,000.

>  Regulatory Capital

The Bank is subject to various regulatory capital requirements administered by the federal banking agencies and is assigned to a capital category. The assigned capital category is largely determined by three ratios that are calculated according to the regulations: total risk adjusted capital, core (Tier 1) capital, and tangible capital ratios. The ratios are intended to measure capital relative to assets and credit risk associated with those assets and off-balance sheet exposures of the entity. The capital category assigned to an entity can also be affected by qualitative judgements made by regulatory agencies about the risk inherent in the entity's activities that are not part of the calculated ratios.

There are five capital categories defined in the regulations, ranging from well capitalized to critically undercapitalized. Classification of a bank in any of the undercapitalized categories can result in actions by regulators that could have a material effect on a bank's operations. At December 31, 1997 and 1996, the Bank is categorized as well capitalized and met all subject capital adequacy requirements. There are no conditions or events since December 31, 1997 that management believes have changed the Bank's classification.

The Bank's actual and required capital amounts and ratios are as follows:


                                                           1997
                              --------------------------------------------------------------
                                                      Required for            To Be Well
                                   Actual           Adequate Capital*        Capitalized*
                              --------------------------------------------------------------
December 31                    Amount   Ratio         Amount   Ratio       Amount   Ratio
--------------------------------------------------------------------------------------------
Total risk-based capital*
 (to risk-weighted assets)   $ 18,863   23.6%        $ 6,408    8.0%      $ 8,010   10.0%

Core capital* (to risk-
 weighted assets)              18,366   23.0           3,197    4.0         4,796    6.0

Core capital* (to adjusted
 tangible assets)              18,366   13.8           3,983    3.0         6,638    5.0


                                                           1996
                              -----------------------------------------------------------------
                                                      Required for            To Be Well
                                    Actual          Adequate Capital*        Capitalized*
                              --------------------------------------------------------------
December 31                    Amount   Ratio         Amount   Ratio       Amount   Ratio
-----------------------------------------------------------------------------------------------
Total risk-based capital*
 (to risk-weighted assets)   $ 25,112   34.1%        $ 5,887    8.0%      $ 7,359    10.0%

Core capital* (to risk-
 weighted assets)              24,743   33.6           2,946    4.0         4,419     6.0

Core capital* (to adjusted
 tangible assets)              24,743   19.2           3,863    3.0         6,438     5.0


*As defined by regulatory agencies

The Bank's tangible capital at December 31, 1997 and 1996 was $18,366,000 and $24,743,000, which amount was 13.8 percent and 19.2 percent of tangible assets, respectively, and exceeded the required ratio of 1.5 percent.


>  Employee Stock Ownership Plan

The Company has an employee stock ownership plan ("ESOP") covering substantially all of its employees. The ESOP borrowed $1,642,000 from the Company and used those funds to acquire 164,220 shares of the Company's common stock at $10 per share. The ESOP covers employees who complete at least twelve consecutive months of service for the Bank during which the employee performs at least 1,000 hours of service. A participant is 100% vested after seven years of credited service.

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

During the year ended December 31, 1997, 25,675 shares of stock with an average fair value of $16.90 were committed to be released, resulting in ESOP compensation expense of $434,000. During the period ended December 31, 1996, 32,975 shares of stock with an average fair value of $13.81 were committed to be released, resulting in ESOP compensation expense of $455,000. The following table reflects the shares held by the plan:

December 31                                          1997              1996
-----------------------------------------------------------------------------
Shares earned by participants                      76,329            50,654
Shares distributed to participants                 (7,083)           (4,082)
Unallocated shares                                 87,891           113,566
                                                ---------------------------
    Total ESOP shares                             157,137           160,138
                                                ===========================
Fair value of unallocated shares                 $  1,670          $  1,682
                                                ===========================

The Board of Directors of the Company may direct payment of cash dividends on shares allocated to participants to be paid in cash to the participants or to be credited to participant accounts and invested.

>  Incentive Plan

In February 1996, the Company adopted a stock-based compensation program which provides for the granting of stock of the Company as stock awards and options to purchase stock of the Company (the "Incentive Plan.")

The Incentive Plan covers key employees and directors and is authorized to acquire and grant as stock awards 82,110 shares of the Company's common stock or 4% of the shares issued in the Company's initial public offering. The 82,110 shares were acquired in 1996 by funds contributed by the Company. Participants in the Incentive Plan vest at a rate of 20% per year commencing one year after the date such shares are granted. In the event of a change in control or death or disability, all unvested stock awards will vest immediately.

The following is a summary of the status of the stock awards and changes in the stock awards as of and for the periods ended December 31, 1997 and 1996.

Period Ended December 31                             1997              1996
-----------------------------------------------------------------------------
    Stock Awards                                   Shares            Shares
------------------------------------------------------------------------------
Outstanding, beginning of year                     80,528                --
Granted                                             5,433            80,528
Distributed                                       (16,106)               --
Forfeited                                          (6,400)               --
                                                 --------------------------
Outstanding, end of year                           63,455            80,528
Shares available for future stock awards            2,549             1,582
                                                 --------------------------
    Total stock awards                             66,004            82,110
                                                 ==========================

During the year ended December 31, 1997, 15,547 shares representing stock awards were earned by participants, as adjusted for forfeitures, and resulted in compensation expense of $217,000. For the period ended December 31, 1996, 14,761 shares were earned resulting in compensation expense of $210,000.

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

The following is a summary of the status of the Company's stock option plan and changes in that plan as of and for the periods ended December 31, 1997 and 1996.


Period Ended December 31                                   1997                    1996
------------------------------------------------------------------------------------------------
                                                               Weighted                Weighted
                                                                Average                 Average
                                                                Exercise               Exercise
    Options                                          Shares      Price        Shares     Price
------------------------------------------------------------------------------------------------
Outstanding, beginning of year                      193,319    $ 14.00            --   $    --
Granted                                              16,782      16.38       193,319     14.00
Exercised                                                --         --            --        --
Forfeited                                           (15,200)     14.00            --        --
                                                    -------                  -------
Outstanding, end of year                            194,901    $ 14.20       193,319   $ 14.00
                                                    =======                  =======
Options exercisable at
  year end                                           38,664                       --
Weighted-average fair value of
  options granted during the year                              $  6.82                 $  4.37


As of December 31, 1997, the 194,901 options outstanding have exercise prices ranging from $14.00 to $16.38 and a weighted-average remaining contractual life of 8.3 years. The exercise price of each option was equal to the market price of the Company's stock on the date of grant; therefore, no compensation expense was recognized.

Although the Company has elected to follow APB No. 25, SFAS No. 123 requires pro forma disclosures of net income and earnings per share as if the Company had accounted for its stock options under that Statement. The fair value of each option grant was estimated on the grant date using an option-pricing model with the following assumptions:

-----------------------------------------------------------------------------

                                                     1997              1996
                                                     ----------------------
Risk-free interest rates                             7.00%             7.00%
Dividend yields                                      2.50%             2.50%
Volatility factors of expected market price
 of common stock                                    13.00%            12.00%
Weighted-average expected life of the
 options (years)                                    10.00             10.00

Under SFAS No. 123, compensation cost would be recognized in the amount of the estimated fair value of the options and amortized to expense over the options' vesting period. The pro forma effect on net income and earnings per share of this statement are as follows:


                                                     1997              1996
-----------------------------------------------------------------------------
Net income                        As reported    $    873          $    534
                                  Pro forma           786               458

Basic earnings per share          As reported    $   0.55          $   0.30
                                  Pro forma          0.50              0.25

Diluted earnings per share        As reported    $   0.53          $   0.29
                                  Pro forma          0.47              0.25


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

The Company continues to fund benefit costs on a pay-as-you go basis, and, for the year ended December 31, 1997 and the fifteen months ended December 31, 1996 the Company made benefit payments totaling $9,000 and $13,000. The following table sets forth the plan's funded status, and amounts recognized in the consolidated balance sheet.

December 31                                          1997              1996
-----------------------------------------------------------------------------
Accumulated postretirement benefit obligation
  Retirees                                       $    (54)         $    (62)
  Fully eligible active plan participants             (--)              (11)
  Other active plan participants                      (74)              (50)
                                                ---------------------------
                                                     (128)             (123)
Plan assets at fair value                              --                --
                                                ---------------------------
Accumulated postretirement benefit obligation
  in excess of plan assets                           (128)             (123)
Prior service cost not yet recognized in net
  periodic postretirement benefit cost                 --                --
Unrecognized net (gain) loss from past experience
  different from that assumed and from
  changes in assumptions                              (99)              (97)

Unrecognized transition obligation                    140               149
                                                ---------------------------
                                                 $    (87)         $    (71)
                                                ===========================
Components of net periodic postretirement cost

  Service cost - benefits attributed to
    service during the period                    $      8          $     20
  Interest cost on accumulated postretirement
    benefit obligation                                 10                19
  Actual return on plan assets                         --                --
  Net amortization and deferral                         3                10
                                                ---------------------------
      Net periodic postretirement benefit cost   $     21          $     49
                                                ===========================

The assumed health care cost trend rate used in measuring the accumulated postretirement benefit obligation was 9 percent, gradually declining to 6 percent in 1999. The weighted average discount rate used in determining the accumulated postretirement benefit obligation was 8 percent for both periods.

If the health care cost trend rate assumptions were increased by 1%, the accumulated postretirement benefit obligation as of December 31, 1997 would have increased by 20%. The effect of this change on the sum of the service cost and interest would be an increase of 23%.

> Deferred Compensation

The Company has a deferred compensation plan for its directors whereby each director may elect to defer his annual fees. For the periods ended December 31, 1997 and 1996, expense related to this plan was $32,000 and $30,000, respectively, with payouts equaling zero and $17,000, respectively.

>  Earnings per share


Earnings per share (EPS) were computed as follows:

                                                        Year Ended December 31, 1997
                                                  ---------------------------------------
                                                                   Weighted
                                                                    Average     Per-Share
                                                    Income          Shares        Amount
                                                  ---------------------------------------
Basic Earnings Per Share
  Income available to common stockholders          $    873       1,577,554     $   0.55

Effect of Dilutive Securities
  Stock options                                                      31,092
  Unearned incentive plan shares                                     55,210
                                                  -------------------------
Diluted Earnings Per Share
  Income available to common stockholders
   and assumed conversion                          $    873       1,663,856     $   0.53
                                                  =======================================

                                                      Period Ended December 31, 1996
                                                  ---------------------------------------
                                                                   Weighted
                                                                    Average     Per-Share
                                                    Income          Shares        Amount
                                                  ---------------------------------------
Basic Earnings Per Share
  Income available to common stockholders          $    534       1,799,011     $   0.30

Effect of Dilutive Securities
  Stock options                                                         138
  Unearned incentive plan shares                                     66,596
                                                  -------------------------
Diluted Earnings Per Share
  Income available to common stockholders
   and assumed conversion                          $    534       1,865,745     $   0.29
                                                  =======================================

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

The estimated fair values of the Company's financial instruments are as follows:


                                                     1997                     1996
                                     ----------------------------------------------------
                                           Carrying       Fair        Carrying     Fair
December 31                                  Amount       Value        Amount      Value
-----------------------------------------------------------------------------------------
Assets
  Cash and cash equivalents              $   17,476    $ 17,476     $  26,410   $ 26,410
  Interest-bearing time deposits                 --          --         2,000      2,000
  Investment securities
    Available for sale                        1,999       1,999            --         --
    Held to maturity                          1,300       1,305         3,400      3,396
  Loans, net                                111,815     113,108        91,443     93,007
  Interest receivable                           997         997           807        807
  Federal Home Loan Bank stock                  580         580           454        454
  Cash surrender value of life insurance        200         200           185        185

Liabilities
  Deposits                                  111,984     112,074       100,714    100,635
  Interest payable                               22          22            34         34

Off-balance sheet assets
  Commitments to extend credit                   --          --            --         --
  Standby letters of credit                      --          --            --         --

GREAT AMERICAN BANCORP, INC.
SHAREHOLDER INFORMATION

Stock Listing and Price Information

The Company's common stock trades on The Nasdaq Stock Market under the symbol
GTPS. At December 31, 1997, 1,671,977 shares of the Company's common stock were held of record by 449 persons or entities, not including the number of persons or entities holding stock in nominee or street name through various brokers or banks.

The following schedule shows the high and low sales prices for each of the quarters in the year ended December 31, 1997 and the fifteen months ended
December 31, 1996:

                      Quarter Ended:              High        Low
                     ------------------          ------      ------
                    September 30, 1995           13 3/4      11 3/4
                    December 31, 1995            14 3/4      13
                    March 31, 1996               15 1/4      13 3/4
                    June 30, 1996                14 3/4      13 3/4
                    September 30, 1996           14 3/4      13
                    December 31, 1996            15 1/4      13 3/4
                    March 31, 1997               16 1/2      14 1/2
                    June 30, 1997                17          15 1/2
                    September 30, 1997           19 1/4      16 1/2
                    December 31, 1997            20          18 1/2


At December 31, 1997 the closing price of a common share was $19. Such prices do not necessarily reflect retail markups, markdowns, or commissions.

During the periods ended December 31, 1996 and 1997, the Company declared dividends as follows:

  Date Declared          Record Date          Payable Date        Amount
----------------      -----------------    -----------------      ------
February 9, 1996     February 21, 1996      February 29, 1996    $  .28
June 11, 1996        June 24, 1996          July 8, 1996            .10
August 15, 1996      September 13, 1996     October 1, 1996         .10
November 19, 1996    December 13, 1996      January 2, 1997         .10
February 10, 1997    March 14, 1997         April 1, 1997           .10
May 12, 1997         June 13, 1997          July 1, 1997            .10
August 11, 1997      September 15, 1997     October 1, 1997         .10
November 10, 1997    December 15, 1997      January 2, 1998         .10
                                                                 -------
                                                                 $  .98
                                                                 =======
Investor Information

Stockholders, investors and analysts interested in additional information may contact:

Jane F. Adams
Chief Financial Officer
Great American Bancorp, Inc.
1311 S. Neil Street
Champaign, IL  61820

Annual Report on Form 10-KSB

A copy of the annual report on Form 10-KSB for the fiscal year ended December
31, 1997, which has been filed with the Securities and Exchange Commission is available to stockholders (excluding exhibits) at no charge, upon written request to the above address.

Corporate Counsel

Muldoon, Murphy and Faucette
5101 Wisconsin Avenue N.W.
Washington, D C  20016

Independent Auditors

Geo. S. Olive & Co. LLC
100 Trade Center
Champaign, IL  61820

Annual Meeting of Stockholders

The Annual Meeting of Stockholders of Great American Bancorp, Inc. will be held at 9:30 a.m. April 28, 1998 at:

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


               Exhibit 23.2   Consent of Independent Accountants


                      INDEPENDENT ACCOUNTANTS' CONSENT

The Board of Directors
Great American Bancorp, Inc.

We have issued our report dated January 16, 1998 accompanying the consolidated financial statements of Great American Bancorp, Inc. and Subsidiary appearing in the Company's 1997 Annual Report to Stockholders. We consent to the incorporation by reference in this Form 10-KSB of the aforementioned report.

Geo. S. Olive & Co. LLC

/s/ Geo. S. Olive & Co., LLC

Champaign, Illinois
March 27, 1998





