Form 10QSB
period 1998-03-31
GREAT AMERICAN BANCORP INC
filed 1998-05-18
CIK 943064

UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C. 20549

                              FORM 10-QSB
(Mark One)
[ X ]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
          SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended      March 31, 1998
                                ----------------------

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

                    (1)  [X]  Yes  [   ]  No
                    (2)  [X]  Yes  [   ]  No

At April 30, 1998, the Registrant had 1,588,378 shares of Common Stock outstanding, for ownership purposes, which excludes 464,372 shares held as treasury stock.


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

     Item 3.        Defaults Upon Senior Securities

     Item 4.        Submission of Matters to a Vote of Security
                    Holders

     Item 5.        Other Information

     Item 6.        Exhibits and Reports on Form 8-K

SIGNATURES


                 Great American Bancorp, Inc. and Subsidiary
                         Consolidated Balance Sheets
                As of March 31, 1998 and December 31, 1997
                              (in thousands)

                                           March 31, 1998      Dec. 31, 1997
                                             (unaudited)
-----------------------------------------------------------------------------
ASSETS
Cash and due from banks                     $       6,145      $       5,285
Interest-bearing demand deposits                   15,598             12,191
                                            --------------------------------
 Cash and cash equivalents                         21,743             17,476

Investment securities
 Available for sale                                 2,001              1,999
 Held to maturity                                   1,200              1,300
                                            --------------------------------
  Total investment securities                       3,201              3,299
Loans                                             112,147            112,312
 Allowance for loan losses                           (537)              (497)
                                            --------------------------------
  Net loans                                       111,610            111,815
Premises and equipment                              7,208              7,090
Federal Home Loan Bank stock                          580                580
Other assets                                        1,892              1,713
                                            --------------------------------
    Total assets                            $     146,234      $     141,973
                                            ================================
LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES
 Deposits
  Noninterest bearing                       $       7,308      $       5,463
  Interest bearing                                110,210            106,521
                                            --------------------------------
   Total deposits                                 117,518            111,984
 Other liabilities                                  1,909              1,695
                                            --------------------------------
    Total liabilities                             119,427            113,679
                                            --------------------------------

Commitments and Contingent Liabilities

                                                                 (Continued)

                 Great American Bancorp, Inc. and Subsidiary
                   Consolidated Balance Sheets (Continued)
                  As of March 31, 1998 and December 31, 1997
                               (in thousands)

                                           March 31, 1998      Dec. 31, 1997
                                             (unaudited)
-----------------------------------------------------------------------------
STOCKHOLDERS' EQUITY
Preferred stock, $0.01 par value
 Authorized and unissued --
  1,000,000 shares                                     --                 --
Common stock, $0.01 par value
 Authorized -- 7,000,000 shares
 Issued and outstanding -- 2,052,750 shares            21                 21
Paid-in-capital                                    19,715             19,655
Retained earnings -- substantially restricted      16,253             16,167
Net unrealized gain on securities
 available for sale                                     1                  2
                                            --------------------------------
                                                   35,990             35,845
Less:
 Treasury stock, at cost -- 464,372 and
   380,773 shares                                  (7,674)            (5,925)
 Unallocated employee stock ownership plan
   shares - 81,842 and 87,891 shares                 (818)              (879)
 Unearned incentive plan shares - 47,905 and
   51,802 shares                                     (691)              (747)
                                            --------------------------------
                                                   (9,183)            (7,551)
                                            --------------------------------
    Total stockholders' equity                     26,807             28,294
                                            --------------------------------
    Total liabilities and
      stockholders' equity                  $     146,234      $     141,973
                                            ================================


See notes to consolidated financial statements.


                  Great American Bancorp, Inc. and Subsidiary
                         Consolidated Income Statements
               For the Three Months Ended March 31, 1998 and 1997
                  (unaudited, in thousands except share data)

                                                     1998               1997
----------------------------------------------------------------------------
Interest income:
 Loans                                       $      2,381      $       2,062
 Investment securities
  Taxable                                              55                 82
  Tax exempt                                            2                  3
 Deposits with financial
  institutions and other                              211                288
                                            --------------------------------
   Total interest income                            2,649              2,435
                                            --------------------------------
Interest expense:
 Deposits                                           1,205              1,052
 Other                                                  8                  8
                                            --------------------------------
   Total interest expense                           1,213              1,060
                                            --------------------------------
   Net interest income                              1,436              1,375
Provision for loan losses                              39                 39
                                            --------------------------------
   Net interest income after
     provision for loan losses                      1,397              1,336
                                            --------------------------------
Noninterest income:
 Brokerage commissions                                 37                  8
 Insurance sales commissions                           98                 --
 Service charges on deposit accounts                  106                 94
 Loan servicing fees                                    7                  9
 Other customer fees                                   34                 34
 Other income                                           1                 13
                                            --------------------------------
   Total noninterest income                           283                158
                                            --------------------------------

                                                                 (Continued)


                  Great American Bancorp, Inc. and Subsidiary
                   Consolidated Income Statements (Continued)
               For the Three Months Ended March 31, 1998 and 1997
                  (unaudited, in thousands except share data)

                                                     1998               1997
----------------------------------------------------------------------------
Noninterest expense:
 Salaries and employee benefits                       688                615
 Net occupancy expenses                               126                117
 Equipment expenses                                    81                 74
 Data processing fees                                  50                 53
 Deposit insurance expense                             17                 14
 Printing and office supplies                          65                 78
 Legal and professional fees                           40                 61
 Directors and committee fees                          26                 25
 Insurance expense                                     11                 11
 Marketing and advertising expenses                    36                 42
 Other expenses                                       103                 75
                                            --------------------------------
   Total noninterest expense                        1,243              1,165
                                            --------------------------------
   Income before income tax                           437                329
Income tax expense                                    193                138
                                            --------------------------------
   Net income                               $         244      $         191
                                            ================================

Per Share Data:

  Earnings
   Basic:
     Net income                             $        0.16      $        0.12
                                            ================================
     Average number of shares                   1,490,469          1,621,988
                                            ================================

   Diluted:
     Net income                             $        0.15      $        0.11
                                            ================================
     Average number of shares                   1,592,773          1,705,502
                                            ================================

  Dividends                                 $        0.10      $        0.10
                                            ================================


See notes to consolidated financial statements.


                 Great American Bancorp, Inc. and Subsidiary
                    Consolidated Statements of Cash Flows
              For the Three Months Ended March 31, 1998 and 1997
                          (unaudited, in thousands)

                                                     1998               1997
----------------------------------------------------------------------------
Operating Activities:
  Net income                                $         244      $         191
  Adjustments to reconcile net
    income to net cash provided
    by operating activities:
      Provision for loan losses                        39                 39
      Depreciation                                    109                111
      Amortization of deferred loan fees               (8)                (7)
      Deferred income tax                             (22)               (34)
      Investment securities accretion, net             (1)                (1)
      Employee stock ownership plan
        compensation expense                          122                100
      Incentive plan expense                           55                 52
      Net change in:
        Other assets                                 (179)               (97)
        Other liabilities                             235                209
                                            --------------------------------
          Net cash provided by
            operating activities                      594                563
                                            --------------------------------
Investing Activities:
  Net change in interest-bearing time deposits         --              2,000
  Purchases of securities available for sale       (1,000)                --
  Proceeds from maturities of securities
    available for sale                                997                 --
  Purchases of securities held to maturity         (1,000)            (2,995)
  Proceeds from maturities of securities held
    to maturity                                     1,100                100
  Net change in loans                                 174             (5,362)
  Purchase of premises and equipment                 (227)               (42)
                                            --------------------------------
          Net cash used by
            investing activities                       44             (6,299)
                                            --------------------------------

                                                                 (continued)




                   Great American Bancorp, Inc. and Subsidiary
                Consolidated Statements of Cash Flows (Continued)
               For the Three Months Ended March 31, 1998 and 1997
                            (unaudited, in thousands)

                                                     1998               1997
----------------------------------------------------------------------------
Financing Activities:
  Net change in:
    Noninterest-bearing demand, interest-
      bearing demand and savings deposits           3,795              1,809
    Certificates of deposit                         1,739              4,841
  Cash dividends                                     (156)              (171)
  Purchase of treasury stock                       (1,749)            (1,468)
                                            --------------------------------
          Net cash provided by
            financing activities                    3,629              5,011
                                            --------------------------------
Net Change in Cash and Cash Equivalents             4,267               (725)

Cash and Cash Equivalents, Beginning
  of Period                                        17,476             26,410
                                            --------------------------------
Cash and Cash Equivalents, End of
  Period                                    $      21,743      $      25,685
                                            ================================
Additional Cash Flows Information

   Interest paid                            $       1,210      $       1,067
                                            ================================
   Income tax paid                          $         105      $          --
                                            ================================




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

2.  Statement of Information Furnished

The accompanying unaudited consolidated financial statements have been prepared in accordance with Form 10-QSB instructions and Item 310(b) of Regulation S-B, and, in the opinion of management, contain all adjustments necessary to present fairly the financial position as of March 31, 1998 and December 31, 1997, the results of operations for the three months ended March 31, 1998 and 1997, and the cash flows for the three months ended March 31, 1998 and 1997. All adjustments to the financial statements were normal and recurring in nature. These results have been determined on the basis of generally accepted accounting principles. Reclassifications of certain amounts in the 1997 financial statements have been made to conform to the 1998 presentation. The results of operations for the three months ended March 31, 1998 are not necessarily indicative of the results to be expected for the entire fiscal year.

The Company adopted Statement of Financial Accounting Standards No. 130 "Reporting Comprehensive Income," ("SFAS No. 130") in 1998. At March 31, 1998 and March 31, 1997, the amounts to be disclosed by the Company under SFAS No. 130 are considered immaterial and are therefor not shown in the accompanying financial statements.

The consolidated financial statements are those of the Company and the Bank. These consolidated financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company's 1997 Annual Report to Shareholders.

PART I -- Item 2.

                     GREAT AMERICAN BANCORP, INC.
                 Management's Discussion and Analysis
                         or Plan of Operation

The Company is the holding company for the Bank. The Bank operates a wholly owned subsidiary, Park Avenue Service Corporation ("PASC"). PASC offers full service brokerage activities through Scout Brokerage Services, Inc., a subsidiary of United Missouri Bank, and also engages in the sale of fixed-rate and variable-rate tax deferred annuities. In September, 1997, PASC also established the GTPS Insurance Agency which offers a variety of insurance products, including life, health, automobile, and property and casualty insurance. At the inception of GTPS Insurance Agency, PASC hired two insurance agents to provide these services to customers. Effective March 1, 1998, GTPS Insurance Agency merged with another local insurance agency, the Cox Lowry and Marsh Insurance Agency, and added four additional insurance agents. The merged entity assumed the GTPS Insurance Agency name.

Financial Condition

The Company's total assets increased from $141.97 million at December 31, 1997 to $146.23 million at March 31, 1998, an increase of $4.26 million or 3.0%. This growth was primarily in interest-bearing demand deposits, which occurred as a result of an increase in customers' deposits. Total interest-bearing demand deposits increased from $12.19 million at December 31, 1997 to $16.00 million at March 31, 1998, an increase of $3.81 million or 31.3%.

Total deposits increased $5.54 million, or 5.0%, from $111.98 million at December 31, 1997 to $117.52 million at March 31, 1998. Total noninterest-bearing demand, interest-bearing demand and savings deposits increased $3.80 million, or 9.2%, from $41.52 million at December 31, 1997 to $45.32 million at March 31, 1998. This increase was mainly due to seasonal fluctuations. Total certificates of deposit increased $1.74 million, or 2.5%, from $70.46 million at December 31, 1997 to $72.20 million at March 31, 1998. The growth in certificates of deposit was primarily in certificates maturing in two years to thirty months.

Total stockholders' equity decreased $1.48 million, or 5.2%, from $28.29 million at December 31, 1997 to $26.81 million at March 31, 1998. Book value per outstanding voting share decreased from $16.92 at December 31, 1997 to $16.88 at March 31, 1998. The decrease in stockholders' equity is summarized as follows (in thousands):

   Stockholders' equity, December 31, 1997            $   28,294
   Net income                                                244
   Purchase of treasury stock                             (1,749)
   Dividends declared                                       (158)
   Incentive plan shares allocated                            55
   ESOP shares allocated                                     122
   Decrease in unrealized loss on securities
      available for sale, net of income tax effect            (1)
                                                          ------
   Stockholders' equity, March 31, 1998               $   26,807
                                                          ======

Results of Operations

Comparison of Three Month Periods Ended March 31, 1998 and 1997

Net income was $244,000 for the three months ended March 31, 1998, compared to $191,000 for the three months ended March 31, 1997. This represents a $53,000, or 27.8% increase. Basic earnings per share were $0.16 for the three months ended March 31, 1998, compared to $0.12 for the three months ended March 31, 1997. Diluted earnings per share were $0.15 in 1998, compared to $0.11 in 1997.

Net income in 1998 was higher than net income in 1997 due to increases in net interest income and noninterest income, offset by an increase in noninterest expense.

Net interest income was $1,436,000 for the three months ended March 31, 1998, compared to $1,375,000 for the same period in 1997, an increase of $61,000 or 4.4%. Interest income was $2,649,000 for the three months ended March 31, 1998, compared to $2,435,000 for the same period in 1997, an increase of $214,000, or 8.8%, primarily the result of higher interest income on loans. Interest income on loans in 1998 was $2,381,000, $319,000 or 15.5%, greater than the $2,062,000 recorded in 1997.

The increase in interest income on loans was due to higher average total loans in 1998. Average total loans for the three months ended March 31, 1998 were $111.55 million, compared to $96.05 million for the same period in 1997, an increase of $15.50 million or 16.1%. The average total balance of all loan categories increased in 1998, with the majority of the increase in mortgage loans. Total mortgage loans averaged $86.58 million for the three months ended March 31, 1998, compared to $74.89 million for the three months ended March 31, 1997, an increase of $11.69 million or 15.6%. This growth occurred in both one-to four-family and multifamily residential loans and in commercial mortgage loans.

Average total commercial loans were $11.38 million in 1998, compared to $8.54 million in 1997, an increase of $2.84 million or 33.3%. Average total consumer loans were $11.93 million during the three months ended March 31, 1998, an increase of $1.41 million, or 13.4%, over the $10.52 million average total balance during 1997. The increase in loans is due to strategies management began implementing during 1996 and 1997 which were designed to promote loan growth, including special rate promotions, employee referral programs and the hiring of an additional commercial loan officer. The average yield on loans was 8.66% for the three months ended March 31, 1998, compared to 8.71% for the three months ended March 31, 1997.

Interest income on investment securities declined from $85,000 for the three months ended March 31, 1997 to $57,000 for the same period in 1998, due to a decrease in average total investment securities. Total investment securities averaged $5.20 million in 1997, compared to $2.99 million in 1998, a decline of $2.21 million or 42.5%. Interest income on deposits with financial institutions and other decreased from $288,000 for the three months ended March 31, 1997 to $211,000 for the three months ended March 31, 1998. The average total balance of deposits with financial institutions and other declined from $22.10 million for the three months ended March 31, 1997 to $15.67 million for the three months ended March 31, 1998, a decrease of $6.43 million or 29.1%. The declines in total average investment securities and total average deposits with financial institutions and other were due to these funds being used to partially fund loan growth and also to fund the purchase of treasury stock. The average yield on investment securities increased from 6.56% for the three months ended March 31, 1997 to 7.65% for the same period
in 1998.   The average yield on deposits with financial institutions and other increased from 5.23% for the three months ended March 31, 1997 to 5.40% for the same period in 1998.

Interest expense increased by $153,000, or 14.4% from $1,060,000 for the three months ended March 31, 1997 to $1,213,000 for the same period in 1998. The increase was mainly attributable to growth in interest-bearing deposits during 1997 and in 1998. Average total interest-bearing deposits increased from $99.57 million in the first three months of 1997 to $107.08 million during 1998, an increase of $7.51 million, or 7.54%. Most of this growth occurred in certificates of deposit, mainly certificates maturing in two years to two and one-half years. The average rates on deposits were 4.54% and 4.27% for the three months ended March 31, 1998 and 1997, respectively.

Net interest income as a percent of average interest earning assets was 4.47% for the three months ended March 31, 1998 versus 4.50% for the same period in 1997. The spread between the yield on interest earning assets and the rate on interest bearing liabilities was 3.68% and 3.67% for the three months ended March 31, 1998 and 1997, respectively.

The provision for loan losses was $39,000 for both the quarter ended March 31,
1998 and the quarter ended March 31, 1997.   There were no loans charged-off
in the three months ended March 31, 1998 and recoveries totaled $1,000. Total charge-offs in the first three months of 1997 were $5,000, with no recoveries.

Non-performing loans, which are loans past due 90 days or more and non-accruing loans, totaled $136,000 at March 31, 1998, compared to $217,000 at March 31, 1997. Non-performing loans at March 31, 1998 consisted of four residential mortgage loans totaling $106,000 and four consumer loans totaling $30,000. All of these loans are past due 90 days or more with $20,000 of the balance in non-accrual status.

The ratio of the Company's allowance for loan losses to total loans was .48% at March 31, 1998 and .44% at March 31, 1997. Management assesses the adequacy of the allowance for loan losses based on evaluating known and inherent risks in the loan portfolio and upon management's continuing analysis of the factors underlying the quality of the loan portfolio. While management believes that, based on information currently available, the allowance for loan losses is sufficient to cover losses inherent in its loan portfolio at this time, no assurance can be given that the level of the allowance for loan losses will be sufficient to cover future possible loan losses incurred by the Company or that future adjustments to the allowance for loan losses will not be necessary if economic and other conditions differ substantially from the economic and other conditions used by management to determine the current level of the allowance for loan losses. Management may in the future increase the level of the allowance for loan losses as a percentage of total loans and non-performing loans in the event it increases the level of commercial real estate, multifamily, or consumer lending as a percentage of its total loan portfolio. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the allowance for loan losses. Such agencies may require the Company to provide additions to the allowance based upon judgements different from management.

Noninterest income totaled $283,000 for the three months ended March 31, 1998, compared to $158,000 for the same period in 1997, an increase of $125,000, or 79.1%. Insurance sales commissions, which totaled $98,000 in 1998 with no commissions being recorded in 1997, accounted for the majority of the increase in noninterest income. These commissions were generated by GTPS Insurance Agency, the division of PASC formed in September, 1997. Brokerage commissions also increased in 1998 by a total of $29,000, from $8,000 for the quarter ended March 31, 1997 to $37,000 for the quarter ended March 31, 1998.

Noninterest expense was $1,243,000 for the three months ended March 31, 1998, compared to $1,165,000 recorded for the three months ended March 31, 1997, an increase of $78,000, or 6.7%. The majority of this increase was in salaries and employee benefits which increased by $73,000 or 11.9%. Salaries and employee benefits expense was higher in 1998 due partly to additional salaries and related benefits paid to employees hired for GTPS Insurance Agency. Also, expenses related to stock based benefit plans were higher in 1998 due to the growth in the price of the Company's stock during 1997 and in 1998.

Total income taxes increased by $55,000, or 39.9% from $138,000 for the three months ended March 31, 1997 to $193,000 for the same period in 1998 due to the increase in pretax net income. The effective tax rates for the three months ended March 31, 1998 and 1997, were 44.2% and 42.0%, respectively. The effective tax rate was lower in 1997 due to a higher level of state tax exempt interest income from U.S. Treasury and qualified Federal agency securities.

Liquidity and Capital Resources

The Bank's primary sources of funds are deposits and principal and interest payments on loans. While maturities and scheduled amortization of loans are predictable sources of funds, deposit flows and mortgage prepayments are greatly influenced by general interest rates, economic conditions, and competition. The Office of Thrift Supervision ("OTS"), the Company's and the Bank's primary regulator, requires the Bank to maintain minimum levels of liquid assets. Currently, the required ratio is 4%. The Bank's liquidity ratios were 16.77% and 15.38% at March 31, 1998 and December 31, 1997, respectively, well above the required minimum.

A review of the Consolidated Statements of Cash Flows included in the accompanying financial statements shows that the Company's cash and cash equivalents ("cash") increased $4,267,000 for the three months ended March 31, 1998, compared to a decrease of $725,000 for the three months ended March 31, 1997. During the three months ended March 31, 1998, cash was primarily provided from earnings, proceeds from maturities of securities, and increases in noninterest-bearing, interest-bearing demand and savings deposits and certificates of deposit. During 1998, cash was primarily used to fund security purchases, purchase treasury stock, and to pay dividends.

During the three months ended March 31, 1997, cash was primarily provided from earnings, proceeds from matured interest-bearing time deposits and increases in noninterest-bearing, interest-bearing demand and savings deposits and certificates of deposit. During this period, cash was primarily used to fund loan originations, purchase securities held to maturity, purchase treasury stock and to pay dividends.

The Company's primary investment activities during the three months ended March 31, 1998 was the origination of loans and the purchase of securities held to maturity and available for sale. During the three months ended March 31, 1998 and March 31, 1997, the Company originated mortgage loans in the amounts of $7.3 million and $15.7 million, respectively, commercial loans in the amounts of $3.9 million and $2.3 million, respectively, and consumer loans in the amounts of $2.2 million and $2.6 million, respectively. Approximately $8.8 million of the total mortgage loans originated in 1997 was participated to other financial institutions at the time of origination.

As of March 31, 1998, the Company had outstanding commitments (including undisbursed loan proceeds) of $6.8 million. The Company anticipates it will have sufficient funds available to meet its current loan origination commitments. Certificates of deposit which are scheduled to mature in one year or less from March 31, 1998 totaled $48.1 million. Management believes a significant portion of such deposits will remain with the Company.

The OTS capital regulations require savings institutions to meet three capital standards: a 1.5% tangible capital standard; a 3% leverage (core capital) ratio and an 8% risk-based capital standard. The core capital requirement is effectively 4%, since OTS regulations stipulate that, effective December 19, 1992, an institution with less than 4% core capital will be deemed to be "undercapitalized." As of March 31, 1998, the Bank's capital percentages for tangible capital of 11.55%, core capital of 11.55%, and risk-based capital of 20.07% significantly exceed the regulatory requirement for each category.

Current Accounting Issues

In June 1997, the Financial Accounting Standards Board ("FASB") issued SFAS No. 130, which establishes standards for reporting and display of comprehensive income and its components in a full set of general-purpose financial statements. Comprehensive income is defined as "the change in equity of a business enterprise during a period from transactions and other events and circumstances from nonowner sources. It includes all changes in equity during a period except those resulting from investments by owners and distributions to owners." The comprehensive income and related cumulative equity impact of comprehensive income items are required to be disclosed prominently as part of the notes to the financial statements. Only the impact of unrealized gains or losses on securities available for sale would be disclosed as an additional component of the Company's income under the requirements of SFAS No.130. The statement is effective for fiscal years beginning after December 31, 1997. The Company adopted SFAS No. 130 in 1998. At March 31, 1998 and March 31, 1997, the amounts to be disclosed by the Company under SFAS No. 130 are considered immaterial and are therefor not shown in the accompanying financial statements.

YEAR 2000 Compliance

The Company has recently contracted with a software company to provide the Company with software to process the majority of the Company's financial transactions in-house and is scheduled to convert to this software in October, 1998. The new software provider has pledged in its contract with the Company that its software is already year 2000 compliant, meaning that the date fields in its software are already capable of handling the change to the year 2000. The Company will perform year 2000 testing on the new software once installation is complete. The Company has also completed identification of other computer applications that may be affected by the year 2000 date change. All vendors and service providers have been contacted, and the majority of these vendors have assured the Company that their software is or will be year 2000 compliant by the end of 1998. The Company is also in the process of developing a contingency plan in the event computer applications fail to handle the year 2000 date change properly. The Company does not expect that the cost of its year 2000 compliance program will be material to its financial condition or results of operations and believes that it will be able to satisfy such compliance program by the end of the first quarter of 1999 without any material disruption to its operations.


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

             a.  Exhibits

                 3.1   Certificate of Incorporation of Great American
                       Bancorp, Inc.*

                 3.2   By-laws of Great American Bancorp, Inc.*

                11.0   Computation of earnings per share (filed herewith)

                27.0   Financial Data Schedule

             b.  Report on Form 8-K

                 1. On January 16, 1998, the Registrant filed a Current Report on Form 8-K reporting information under Items
                       5 and 7, incorporating by reference press releases dated January 13, 1998, January 14, 1998 and January 16, 1998 relating to the Registrant's adoption of a stock repurchase program, preliminary unaudited results for fiscal year 1997, and the establishment of a meeting date for the Annual Meeting of Stockholders.


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


      Dated:       May 14, 1998            /s/  George R. Rouse
             -----------------------       ----------------------------
                                           George R. Rouse
                                           President and
                                           Chief Executive Officer



      Dated:       May 14, 1998            /s/  Jane F. Adams
            --------------------------     ----------------------------
                                           Jane F. Adams
                                           Chief Financial Officer,
                                           Secretary and Treasurer


                                    Exhibit 11.0


Earnings per share (unaudited)

Earnings per share (EPS) were computed as follows
(dollar amounts in thousands except share data):

                                                   Three Months Ended
                                                     March 31, 1998
                                             -------------------------------
                                                        Weighted
                                                         Average   Per-Share
                                              Income      Shares     Amount
                                             -------------------------------
Basic Earnings Per Share
  Income available to common stockholders    $   244   1,490,469    $  0.16

Effect of Dilutive Securities
  Stock options                                           57,581
  Unearned incentive plan shares                          44,723
                                             -------------------------------
Diluted Earnings Per Share
  Income available to common stockholders
   and assumed conversion                    $   244   1,592,773    $  0.15
                                             ===============================


                                                   Three Months Ended
                                                     March 31, 1997
                                             -------------------------------
                                                        Weighted
                                                         Average    Per-Share
                                              Income      Shares     Amount
                                             -------------------------------
Basic Earnings Per Share
  Income available to common stockholders    $   191   1,621,988    $  0.12

Effect of Dilutive Securities
  Stock options                                           19,915
  Unearned incentive plan shares                          63,599
                                             -------------------------------
Diluted Earnings Per Share
  Income available to common stockholders
   and assumed conversion                    $   191   1,705,502    $  0.11
                                             ===============================