Form 10QSB
period 1998-06-30
GREAT AMERICAN BANCORP INC
filed 1998-08-13
CIK 943064

UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C. 20549

                              FORM 10-QSB
(Mark One)
[ X ]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
          SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended      June 30, 1998
                                ----------------------

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

                    (1)  [X]  Yes  [   ]  No
                    (2)  [X]  Yes  [   ]  No

At July 31, 1998, the Registrant had 1,545,378 shares of Common Stock outstanding, for ownership purposes, which excludes 507,372 shares held as treasury stock.


                       Table of Contents


PART I -- FINANCIAL INFORMATION

     Item 1.        Financial Statements

                         Consolidated Balance Sheets

                         Consolidated Income Statements

                         Consolidated Statements of Cash Flows

     Item 2.        Management's Discussion and Analysis or
                    Plan of Operation

PART II -- OTHER INFORMATION

     Item 1.        Legal Proceedings

     Item 2.        Changes in Securities and Use of Proceeds

     Item 3.        Defaults Upon Senior Securities

     Item 4.        Submission of Matters to a Vote of Security
                    Holders

     Item 5.        Other Information

     Item 6.        Exhibits and Reports on Form 8-K

SIGNATURES


                 Great American Bancorp, Inc. and Subsidiary
                         Consolidated Balance Sheets
                  As of June 30, 1998 and December 31, 1997
                              (in thousands)

                                            June 30, 1998      Dec. 31, 1997
                                             (unaudited)
-----------------------------------------------------------------------------
ASSETS
Cash and due from banks                     $       6,382      $       5,285
Interest-bearing demand deposits                    5,307             12,191
                                            --------------------------------
 Cash and cash equivalents                         11,689             17,476

Investment securities
 Available for sale                                 2,000              1,999
 Held to maturity                                   1,200              1,300
                                            --------------------------------
  Total investment securities                       3,200              3,299
Loans                                             123,530            112,312
  Allowance for loan losses                          (577)              (497)
                                            --------------------------------
  Net loans                                       122,953            111,815
Premises and equipment                              7,488              7,090
Federal Home Loan Bank stock                          698                580
Other assets                                        2,314              1,713
                                            --------------------------------
    Total assets                            $     148,342      $     141,973
                                            ================================
LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES
 Deposits
  Noninterest bearing                       $       6,596      $       5,463
  Interest bearing                                110,711            106,521
                                            --------------------------------
   Total deposits                                 117,307            111,984
 Short-term borrowings                              2,000                 --
 Other liabilities                                  1,924              1,695
                                            --------------------------------
    Total liabilities                             121,231            113,679
                                            --------------------------------



                                                                 (Continued)


                 Great American Bancorp, Inc. and Subsidiary
                   Consolidated Balance Sheets (Continued)
                  As of June 30, 1998 and December 31, 1997
                               (in thousands)

                                            June 30, 1998      Dec. 31, 1997
                                             (unaudited)
-----------------------------------------------------------------------------
STOCKHOLDERS' EQUITY
Preferred stock, $0.01 par value
 Authorized and unissued --
  1,000,000 shares                                     --                 --
Common stock, $0.01 par value
 Authorized -- 7,000,000 shares
 Issued and outstanding -- 2,052,750 shares            21                 21
Paid-in-capital                                    19,785             19,655
Retained earnings -- substantially restricted      16,372             16,167
Net unrealized gain on securities
 available for sale                                    --                  2
                                            --------------------------------
                                                   36,178             35,845
Less:
 Treasury stock, at cost -- 464,372 and
   380,773 shares                                  (7,674)            (5,925)
 Unallocated employee stock ownership plan
   shares - 75,794 and 87,891 shares                 (758)              (879)
 Unearned incentive plan shares - 44,008 and
   51,802 shares                                     (635)              (747)
                                            --------------------------------
                                                   (9,067)            (7,551)
                                            --------------------------------
    Total stockholders' equity                     27,111             28,294
                                            --------------------------------
    Total liabilities and
      stockholders' equity                  $     148,342      $     141,973
                                            ================================


See notes to consolidated financial statements.


                  Great American Bancorp, Inc. and Subsidiary
                         Consolidated Income Statements
                For the Six Months Ended June 30, 1998 and 1997
                  (unaudited, in thousands except share data)

                                                     1998               1997
----------------------------------------------------------------------------
Interest income:
 Loans                                       $      4,927      $       4,155
 Investment securities
  Taxable                                             112                197
  Tax exempt                                            5                  7
 Deposits with financial
  institutions and other                              371                566
                                            --------------------------------
   Total interest income                            5,415              4,925
                                            --------------------------------
Interest expense:
 Deposits                                           2,447              2,174
 Other                                                 26                 16
                                            --------------------------------
   Total interest expense                           2,473              2,190
                                            --------------------------------
   Net interest income                              2,942              2,735
Provision for loan losses                              78                 78
                                            --------------------------------
   Net interest income after
     provision for loan losses                      2,864              2,657
                                            --------------------------------
Noninterest income:
 Brokerage commissions                                 86                 15
 Insurance sales commissions                          220                 --
 Service charges on deposit accounts                  222                209
 Loan servicing fees                                   13                 17
 Other customer fees                                   68                 69
 Net gains on loan sales                               --                  1
 Other income                                          10                 29
                                            --------------------------------
   Total noninterest income                           619                340
                                            --------------------------------

                                                                 (Continued)


                  Great American Bancorp, Inc. and Subsidiary
                   Consolidated Income Statements (Continued)
                For the Six Months Ended June 30, 1998 and 1997
                  (unaudited, in thousands except share data)

                                                     1998               1997
----------------------------------------------------------------------------
Noninterest expense:
 Salaries and employee benefits                     1,408              1,243
 Net occupancy expenses                               266                232
 Equipment expenses                                   175                143
 Data processing fees                                  99                 96
 Deposit insurance expense                             34                 30
 Printing and office supplies                         126                145
 Legal and professional fees                           79                120
 Directors and committee fees                          52                 52
 Insurance expense                                     21                 19
 Marketing and advertising expenses                    95                 90
 Other expenses                                       199                165
                                            --------------------------------
   Total noninterest expense                        2,554              2,335
                                            --------------------------------
   Income before income tax                           929                662
Income tax expense                                    410                278
                                            --------------------------------
   Net income                               $         519      $         384
                                            ================================

Per Share Data:

  Earnings
   Basic:
     Net income                             $        0.35      $        0.24
                                            ================================
     Average number of shares                   1,476,129          1,606,697
                                            ================================

   Diluted:
     Net income                             $        0.33      $        0.23
                                            ================================
     Average number of shares                   1,580,606          1,687,852
                                            ================================

  Dividends                                 $        0.21      $        0.20
                                            ================================


See notes to consolidated financial statements.


                  Great American Bancorp, Inc. and Subsidiary
                         Consolidated Income Statements
                  For the Quarter Ended June 30, 1998 and 1997
                  (unaudited, in thousands except share data)

                                                     1998               1997
----------------------------------------------------------------------------
Interest income:
 Loans                                       $      2,546      $       2,093
 Investment securities
  Taxable                                              56                115
  Tax exempt                                            2                  4
 Deposits with financial
  institutions and other                              160                278
                                            --------------------------------
   Total interest income                            2,764              2,490
                                            --------------------------------
Interest expense:
 Deposits                                           1,241              1,122
 Other                                                 18                  8
                                            --------------------------------
   Total interest expense                           1,259              1,130
                                            --------------------------------
   Net interest income                              1,505              1,360
Provision for loan losses                              39                 39
                                            --------------------------------
   Net interest income after
     provision for loan losses                      1,466              1,321
                                            --------------------------------
Noninterest income:
 Brokerage commissions                                 49                  7
 Insurance sales commissions                          122                 --
 Service charges on deposit accounts                  116                115
 Loan servicing fees                                    6                  8
 Other customer fees                                   34                 35
 Net gain on loan sales                                --                  1
 Other income                                          10                 16
                                            --------------------------------
   Total noninterest income                           337                182
                                            --------------------------------

                                                                 (Continued)


                  Great American Bancorp, Inc. and Subsidiary
                   Consolidated Income Statements (Continued)
                  For the Quarter Ended June 30, 1998 and 1997
                  (unaudited, in thousands except share data)

                                                     1998               1997
----------------------------------------------------------------------------
Noninterest expense:
 Salaries and employee benefits                       720                628
 Net occupancy expenses                               140                115
 Equipment expenses                                    94                 69
 Data processing fees                                  50                 43
 Deposit insurance expense                             17                 16
 Printing and office supplies                          60                 60
 Legal and professional fees                           39                 59
 Directors and committee fees                          26                 27
 Insurance expense                                     10                  8
 Marketing and advertising expenses                    59                 48
 Other expenses                                        96                 97
                                            --------------------------------
   Total noninterest expense                        1,311              1,170
                                            --------------------------------
   Income before income tax                           492                333
Income tax expense                                    217                140
                                            --------------------------------
   Net income                               $         275      $         193
                                            ================================

Per Share Data:

  Earnings
   Basic:
     Net income                             $        0.19      $        0.12
                                            ================================
     Average number of shares                   1,461,946          1,591,573
                                            ================================

   Diluted:
     Net income                             $        0.18      $        0.12
                                            ================================
     Average number of shares                   1,569,102          1,673,188
                                            ================================

  Dividends                                 $        0.11      $        0.10
                                            ================================


See notes to consolidated financial statements.


                 Great American Bancorp, Inc. and Subsidiary
                    Consolidated Statements of Cash Flows
               For the Six Months Ended June 30, 1998 and 1997
                          (unaudited, in thousands)

                                                     1998               1997
----------------------------------------------------------------------------
Operating Activities:
  Net income                                $         519      $         384
  Adjustments to reconcile net
    income to net cash provided
    by operating activities:
      Provision for loan losses                        78                 78
      Depreciation                                    218                220
      Amortization of deferred loan fees              (18)               (15)
      Deferred income tax                             (44)                48
      Investment securities accretion, net             (1)                (2)
      Net gain on loan sales                           --                 (1)
      Employee stock ownership plan
        compensation expense                          252                202
      Incentive plan expense                          111                109
      Loans originated for sale                        --                (72)
      Proceeds from sales of loans
        originated for resale                          --                 73
      Net change in:
        Other assets                                 (601)               (43)
        Other liabilities                             273                 10
                                            --------------------------------
          Net cash provided by
            operating activities                      787                991
                                            --------------------------------
Investing Activities:
  Net change in interest-bearing time deposits         --             (1,000)
  Purchases of securities available for sale       (1,000)              (993)
  Purchases of securities held to maturity         (1,000)            (2,995)
  Proceeds from maturities of securities held
    to maturity                                     1,100                100
  Proceeds from maturities of securities
    available for sale                                997                 --
  Purchase of Federal Home Loan Bank stock           (118)              (126)
  Net change in loans                             (11,197)            (8,951)
  Purchase of premises and equipment                 (616)              (131)
                                            --------------------------------
          Net cash used by
            investing activities                  (11,834)           (14,096)
                                            --------------------------------

                                                                 (continued)


                   Great American Bancorp, Inc. and Subsidiary
                Consolidated Statements of Cash Flows (Continued)
                 For the Six Months Ended June 30, 1998 and 1997
                            (unaudited, in thousands)

                                                     1998               1997
----------------------------------------------------------------------------
Financing Activities:
  Net change in:
    Noninterest-bearing demand, interest-
      bearing demand and savings deposits           1,188               (161)
    Certificates of deposit                         4,135              5,814
    Other short-term borrowings                     2,000                 --
  Cash dividends                                     (314)              (336)
  Purchase of treasury stock                       (1,749)            (1,468)
                                            --------------------------------
          Net cash provided by
            financing activities                    5,260              3,849
                                            --------------------------------
Net Change in Cash and Cash Equivalents            (5,787)            (9,256)

Cash and Cash Equivalents, Beginning
  of Period                                        17,476             26,410
                                            --------------------------------
Cash and Cash Equivalents, End of
  Period                                    $      11,689      $      17,154
                                            ================================
Additional Cash Flows Information

   Interest paid                            $       2,460      $       2,187
                                            ================================
   Income tax paid                          $         486      $         181
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

2.  Statement of Information Furnished

The accompanying unaudited consolidated financial statements have been prepared in accordance with Form 10-QSB instructions and Item 310(b) of Regulation S-B, and, in the opinion of management, contain all adjustments necessary to present fairly the financial position as of June 30, 1998 and December 31, 1997, the results of operations for the six months ended and three months ended June 30, 1998 and 1997, and the cash flows for the six months ended June 30, 1998 and 1997. All adjustments to the financial statements were normal and recurring in nature. These results have been determined on the basis of generally accepted accounting principles. Reclassifications of certain amounts in the 1997 financial statements have been made to conform to the 1998 presentation. The results of operations for the six months ended June 30, 1998 are not necessarily indicative of the results to be expected for the entire fiscal year.

The Company adopted Statement of Financial Accounting Standards No. 130 "Reporting Comprehensive Income," ("SFAS No. 130") in 1998. At June 30, 1998 and June 30, 1997, the amounts to be disclosed by the Company under SFAS No. 130 are considered immaterial and are therefore not shown in the accompanying financial statements.

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

Financial Condition

The Company's total assets increased from $141.97 million at December 31, 1997 to $148.34 million at June 30, 1998, an increase of $6.37 million, or 4.5%. This growth was primarily in loans offset by a decrease in interest-bearing demand deposits. Net loans increased by $11.13 million, or 10.0%, from $111.82 million at December 31, 1997 to $122.95 million at June 30, 1998.
This increase was mostly in mortgage loans, with increases in residential real estate loans of $4.22 million, or 7.3%, commercial real estate loans of $4.33 million, or 42.0%, and construction loans of $2.23 million, or 138.3%, over December 31, 1997 balances. Interest-bearing demand deposits declined by $6.88 million from $12.19 million at December 31, 1997 to $5.31 million at June 30, 1998, due to providing part of the funding for new loans.

Total deposits increased $5.33 million, or 4.8%, from $111.98 million at December 31, 1997 to $117.31 million at June 30, 1998. Total noninterest-bearing demand, interest-bearing demand and savings deposits increased $1.19 million, or 2.9%, from $41.52 million at December 31, 1997 to $42.71 million at June 30, 1998. This increase was mainly due to fluctuations that occur in the ordinary course of business. Total certificates of deposit increased $4.14 million, or 5.9%, from $70.46 million at December 31, 1997 to $74.60 million at June 30, 1998. The growth in certificates of deposit was primarily in certificates maturing in two years and greater. Also, in June 1998, the Company engaged in a repurchase agreement in the amount of $2.00 million. The increase in deposits and short-term borrowings assisted in funding the growth in loans.


Total stockholders' equity decreased $1.18 million, or 4.2%, from $28.29 million at December 31, 1997 to $27.11 million at June 30, 1998. Book value per outstanding voting share increased from $16.92 at December 31, 1997 to $17.07 at June 30, 1998. The increase in stockholders' equity is summarized as follows (in thousands):

   Stockholders' equity, December 31, 1997            $   28,294
   Net income                                                519
   Purchase of treasury stock                             (1,749)
   Dividends declared                                       (314)
   Incentive plan shares allocated                           111
   ESOP shares allocated                                     252
   Decrease in unrealized gain on securities
      available for sale, net of income tax effect            (2)
                                                          ------
   Stockholders' equity, June 30, 1998                $   27,111
                                                          ======

On June 19, 1998, the Company announced that its Board of Directors had authorized the repurchase of up to 5%, or 79,419 shares, of the Company's common stock. This common stock repurchase was completed in August, prior to the date of this filing, at an average price of $21.99 per share. The repurchased shares will be held as treasury shares to be used for general corporate purposes.

Results of Operations

Comparison of Six Month Periods Ended June 30, 1998 and 1997

Net income was $519,000 for the six months ended June 30, 1998, compared to $384,000 for the six months ended June 30, 1997. This represents a $135,000, or 35.2% increase. Basic earnings per share were $0.35 for the six months ended June 30, 1998, compared to $0.24 for the six months ended June 30, 1997, and diluted earnings per share were $0.33 in 1998, compared to $0.23 in 1997.

Net income in 1998 was higher than net income in 1997 due to increases in net interest income and noninterest income, offset by an increase in noninterest expense.

Net interest income was $2,942,000 for the six months ended June 30, 1998, compared to $2,735,000 for the same period in 1997, an increase of $207,000, or 7.6%. Interest income was $5,415,000 for the six months ended June 30, 1998, compared to $4,925,000 for the same period in 1997, an increase of $490,000, or 9.9%, primarily the result of increased interest income from loans. Interest income on loans in 1998 was $4,927,000, $772,000, or 18.6%, greater than the $4,155,000 recorded in 1997.


The increase in interest income on loans was due to higher average total loans in 1998. Average total loans for the six months ended June 30, 1998 were $114.96 million, compared to $97.24 million for the same period in 1997, an increase of $17.72 million, or 18.2%. The average total balance of all loan categories increased in 1998, with the majority of the increase in mortgage loans. Total mortgage loans averaged $91.50 million for the six months ended June 30, 1998, compared to $77.81 million for the six months ended June 30, 1997, an increase of $13.69 million, or 17.6%. This growth occurred in one-to four-family and multifamily residential loans and in commercial mortgage loans.

Average total commercial loans were $12.14 million in 1998, compared to $9.01 million in 1997, an increase of $3.13 million, or 34.7%. Average total consumer loans were $11.85 million during the six months ended June 30, 1998, an increase of $1.02 million, or 9.4%, over the $10.83 million average total balance during 1997. The increase in loans is due to strategies management began implementing during 1996 and 1997 which were designed to promote loan growth, including special rate promotions, employee referral programs and the hiring of an additional commercial loan officer. A decline in long-term interest rates during 1998 also contributed to the growth in residential mortgage loans. The average yield on loans was 8.64% for the six months ended June 30, 1998, compared to 8.62% for the six months ended June 30, 1997.

Interest income on investment securities declined from $204,000 for the six months ended June 30, 1997 to $117,000 for the same period in 1998, due to a decrease in average total investment securities. Total investment securities averaged $6.67 million in 1997, compared to $3.72 million in 1998, a decline of $2.95 million, or 44.2%. Interest income on deposits with financial institutions and other decreased from $566,000 for the six months ended June 30, 1997 to $371,000 for the six months ended June 30, 1998. The average total balance of deposits with financial institutions and other declined from $22.02 million for the six months ended June 30, 1997 to $14.02 million for the six months ended June 30, 1998, a decrease of $8.0 million, or 36.3%. The declines in total average investment securities and total average deposits with financial institutions and other were due to these funds being used to partially fund loan growth and also to fund the purchase of treasury stock. The average yield on investment securities increased from 6.16% for the six
months ended June 30, 1997 to 6.34% for the same period in 1998.   The average
yield on deposits with financial institutions and other increased from 5.18% for the six months ended June 30, 1997 to 5.34% for the same period in 1998.

Interest expense increased by $283,000, or 12.9% from $2,190,000 for the six months ended June 30, 1997 to $2,473,000 for the same period in 1998. The increase was mainly attributable to growth in interest-bearing deposits during 1997 and continuing into 1998 and the addition of $2,000,000 in short-term borrowings in 1998. Average total interest-bearing deposits increased from $101.18 million in the first half of 1997 to $109.22 million during 1998, an increase of $8.04 million, or 7.95%. Most of this growth occurred in certificates of deposit, and primarily in certificates maturing in two years and greater. The average rates on deposits were 4.52% and 4.33% for the six months ended June 30, 1998 and 1997, respectively.


Net interest income as a percent of average interest earning assets was 4.47% for the six months ended June 30, 1998 versus 4.38% for the same period in 1997. The spread between the yield on interest earning assets and the rate on interest bearing liabilities was 3.70% and 3.54% for the six months ended June 30, 1998 and 1997, respectively.

The provision for loan losses was $78,000 for both the six months ended June
30, 1998 and the six months ended June 30, 1997.   There were $3,000 in
consumer loans charged-off in the six months ended June 30, 1998 and recoveries totaled $5,000. Total charge-offs in the first six months of 1997 were $6,000, with $1,000 in recoveries.

Non-performing loans, which are loans past due 90 days or more and non-accruing loans, totaled $119,000 at June 30, 1998, compared to $317,000 at June 30, 1997. Non-performing loans at June 30, 1998 consisted of three residential mortgage loans totaling $89,000, three consumer loans totaling $29,000, and one commercial loan of $1,000. All of these loans are past due 90 days or more with $20,000 of the balance in non-accrual status.

The ratio of the Company's allowance for loan losses to total loans was .47% at June 30, 1998 and .44% at June 30, 1997. Management assesses the adequacy of the allowance for loan losses based on evaluating known and inherent risks in the loan portfolio and upon management's continuing analysis of the factors underlying the quality of the loan portfolio. Management believes that, based on information currently available, the allowance for loan losses is sufficient to cover losses inherent in its loan portfolio at this time. However, no assurance can be given that the level of the allowance for loan losses will be sufficient to cover future possible loan losses incurred by the Company or that future adjustments to the allowance for loan losses will not be necessary if economic and other conditions differ substantially from the economic and other conditions used by management to determine the current level of the allowance for loan losses. Management may in the future increase the level of the allowance for loan losses as a percentage of total loans and non-performing loans in the event it increases the level of commercial real estate, multifamily, or consumer lending as a percentage of its total loan portfolio. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the allowance for loan losses. Such agencies may require the Company to provide additions to the allowance based upon judgements different from management.

Noninterest income totaled $619,000 for the six months ended June 30, 1998, compared to $340,000 for the same period in 1997, an increase of $279,000, or 82.1%. Insurance sales commissions, which totaled $220,000 in 1998 with no commissions being recorded in 1997, accounted for the majority of the increase in noninterest income. These commissions were generated by GTPS Insurance Agency, the division of PASC formed in September, 1997. Brokerage commissions also increased in 1998 by a total of $71,000, from $15,000 for the quarter ended June 30, 1997 to $86,000 for the quarter ended June 30, 1998.


Noninterest expense was $2,554,000 for the six months ended June 30, 1998, compared to $2,335,000 recorded for the six months ended June 30, 1997, an increase of $219,000, or 9.4%. The majority of this increase was in salaries and employee benefits, which increased by $165,000, or 13.3%. Salaries and employee benefits expense was higher in 1998 due partly to additional salaries and related benefits paid to employees hired for GTPS Insurance Agency. Also, expenses related to stock based benefit plans were higher in 1998 due to the growth in the price of the Company's stock during 1997 and in 1998. Net occupancy expenses, equipment expenses and other expenses were all higher in 1998 due to the expansion of staff for the GTPS Insurance Agency.

Total income taxes increased by $132,000, or 47.5% from $278,000 for the six months ended June 30, 1997 to $410,000 for the same period in 1998 due to the increase in pretax net income. The effective tax rates for the six months ended June 30, 1998 and 1997, were 44.1% and 42.0%, respectively. The effective tax rate was lower in 1997 due to a higher level of state tax-exempt interest income from U.S. Treasury and qualified Federal agency securities.

Results of Operations

Comparison of Three Month Periods Ended June 30, 1998 and 1997.

Net income for the three months ended June 30, 1998 was $275,000, an increase of $82,000, or 42.5%, over the $193,000 recorded for the three months ended June 30, 1997. Basic earnings per share increased from $0.12 for the three months ended June 30, 1997 to $0.19 for the same period in 1998, and diluted earnings per share were $0.18 and $0.12 for the three months ended June 30 1998 and 1997, respectively.

Net income for the second quarter of 1998 was higher due to increases in net interest income and noninterest income offset by an increase in noninterest expense.

Net interest income was $1,505,000 for the quarter ended June 30, 1998 and $1,360,000 for the quarter ended June 30, 1997, an increase of $145,000 or 10.7%. Interest income rose 11.0%, or $274,000, from $2,490,000 for the quarter ended June 30, 1997 to $2,764,000 for the second quarter of 1998.

The increase in interest income was derived from interest on loans offset by declines in interest on investments and deposits with financial institutions and other. Interest income on loans increased $453,000, or 21.6%, from $2,093,000 for the quarter ended June 30, 1997 to $2,546,000 for the same quarter in 1998. The majority of the increase was in interest income from mortgage loans due to growth in these loans. Total average mortgage loans for the second quarter increased by $16.15 million, or 20.5%, from $78.61 million in 1997 to $94.76 million in 1998. This growth occurred in both one-to-four family and multifamily residential loans and in commercial mortgage loans.


Average total commercial loans for the three months ended June 30, 1998 and June 30, 1997 were $12.90 million and $9.47 million, respectively. This represents an increase of $3.43 million, or 36.2%. Average total consumer loans were slightly higher in 1998. The average yield on loans increased from 8.50% for the three months ended June 30, 1997 to 8.59% for the same period in 1998.

Interest income on investment securities declined from $119,000 for the three months ended June 30, 1997 to $58,000 for the same period in 1998, due to a decrease in average total investments. Average total investments for the second quarter of 1998 were $3.87 million, down $3.82 million, or 49.7%, from $7.69 million for the second quarter of 1997. Interest income on deposits with financial institutions and other decreased $118,000, or 42.4%, from $278,000 for the three months ended June 30, 1997 to $160,000 for the three months ended June 30, 1998. The average balance for the quarter ending June 30, 1998 for deposits with financial institutions and other was $12.36 million compared to $21.43 million for the same time period in 1997, down $9.07 million, or 42.3%. The average yield on investment securities for the three months ending June 30 1998 was 6.01%, while the average yield was 6.21% for the same time period in 1997. The average yield on deposits with financial institutions and other was 5.19% for the three months ending June 30, 1998 and 5.20% for the three months ending June 30, 1997.

Interest expense increased $129,000, or 11.4%, from $1,130,000 for the three months ended June 30, 1997 to $1,259,000 for the same period in 1998. The increase was mainly due to higher average total deposits in 1998. Average total deposits increased from $102.79 million for the quarter ended June 30, 1997 to $111.36 million for the quarter ended June 30, 1998, with the biggest increases in certificates maturing in two years or greater. Average total certificates of deposit grew $7.29 million, or 11.1%, from $65.93 million for the three months ended June 30, 1997 to $73.22 million for the same time period in 1998. The average yield on total deposits for the three months ended June 30, 1998 was 4.47% and 4.38% for the three months ended June 30, 1997. Interest expense on other borrowings increased by $10,000 or 125% due to repurchase agreements entered into by the Company during the second quarter of 1998.

Net interest income as a percent of interest earning assets was 4.47% for the three months ended June 30, 1998 versus 4.26% for the same period in 1997. The spread between the yield on interest earning assets and the rate on interest bearing liabilities was 3.72% and 3.42% for the three months ended June 30, 1998 and 1997, respectively.

The provision for loan losses was $39,000 for the three months ended June 30,
1998 and the three months ended June 30, 1997.   There was $3,000 in consumer
loans charged-off in the three months ended June 30, 1998 and recoveries totaled $4,000. Total charge-offs in the three months ended June 30, 1997 were $1,000, with $1,000 in recoveries.


Noninterest income was up $155,000, or 85.2%, from $182,000 for the quarter ended June 30, 1997 to $337,000 for the three months ended June 30, 1998. The increase was due to the higher commission income from brokerage and insurance activities. Insurance sales commissions were $122,000 for the quarter ended June 30, 1998 with no amount being recorded for the same period in 1997. Brokerage commissions were $49,000 for the three months ended June 30, 1998 and $7,000 for the three months ended June 30, 1997, resulting in an increase of $42,000.

Noninterest expense was $1,311,000 for the three months ending June 30, 1998, compared to $1,170,000 for the same period in 1997, an increase of $141,000, or 12.1%. The increase was mostly attributable to increases in salaries and employee benefits expense, net occupancy expenses, and equipment expenses and occurred primarily as a result of the increase in staffing levels due to the creation of the GTPS Insurance Agency.

Total income taxes for the three months ended June 30, 1998 were $217,000, compared to $140,000 recorded for the same period in 1997, an increase of $77,000, or 55.0%. The effective tax rates for the three months ended June 30, 1998 and 1997, were 44.11% and 42.04%, respectively.

Liquidity and Capital Resources

The Bank's primary sources of funds are deposits and principal and interest payments on loans. While maturities and scheduled amortization of loans are predictable sources of funds, deposit flows and mortgage prepayments are greatly influenced by general interest rates, economic conditions, and competition. The Office of Thrift Supervision ("OTS"), the Company's and the Bank's primary regulator, requires the Bank to maintain minimum levels of liquid assets. Currently, the required ratio is 4%. The Bank's liquidity ratios were 12.28% and 15.38% at June 30, 1998 and December 31, 1997, respectively, well above the required minimum.

A review of the Consolidated Statements of Cash Flows included in the accompanying financial statements shows that the Company's cash and cash equivalents ("cash") decreased $5,787,000 for the six months ended June 30, 1998, compared to a decrease of $9,256,000 for the six months ended June 30, 1997. During the six months ended June 30, 1998, cash was primarily provided from earnings, maturities of securities, increases in noninterest-bearing, interest-bearing demand and savings deposits and certificates of deposit, and an increase in short-term borrowings. During 1998, cash was primarily used to fund security purchases and loan growth, purchase treasury stock, and to pay dividends.

During the six months ended June 30, 1997, cash was primarily provided from earnings, and increases in certificates of deposit. During this period, cash was primarily used to fund loan originations, purchase securities held to maturity and available for sale, purchase treasury stock and to pay dividends.


The Company's primary investment activities during the six months ended June 30, 1998 was the origination of loans and the purchase of securities held to maturity and available for sale. During the six months ended June 30, 1998 and June 30, 1997, the Company originated mortgage loans in the amounts of $18.6 million and $20.9 million, respectively, commercial loans in the amounts of $9.4 million and $9.6 million, respectively, and consumer loans in the amounts of $5.1 million and $6.2 million, respectively. Approximately $8.8 million of the total mortgage loans originated in 1997 was participated to other financial institutions at the time of origination.

As of June 30, 1998, the Company had outstanding commitments (including undisbursed loan proceeds) of $5.5 million. The Company anticipates it will have sufficient funds available to meet its current loan origination commitments. Certificates of deposit which are scheduled to mature in one year or less from June 30, 1998 totaled $49.6 million. Management believes a significant portion of such deposits will remain with the Company.

The OTS capital regulations require savings institutions to meet three capital standards: a 1.5% tangible capital standard; a 3% leverage (core capital) ratio and an 8% risk-based capital standard. The core capital requirement is effectively 4%, since the OTS prompt corrective action regulations stipulate that, effective December 19, 1992, an institution with less than 4% core capital will be deemed to be "undercapitalized." As of June 30, 1998, the Bank's capital percentages for tangible capital of 7.85%, core capital of 7.85%, and risk-based capital of 13.32% significantly exceeded the regulatory requirement for each category.

Current Accounting Issues

In June 1997, the Financial Accounting Standards Board ("FASB") issued SFAS No. 130, "Reporting Comprehensive Income," which establishes standards for reporting and display of comprehensive income and its components in a full set of general-purpose financial statements. Comprehensive income is defined as "the change in equity of a business enterprise during a period from transactions and other events and circumstances from nonowner sources. It includes all changes in equity during a period except those resulting from investments by owners and distributions to owners." The comprehensive income and related cumulative equity impact of comprehensive income items are required to be disclosed prominently as part of the notes to the financial statements. Only the impact of unrealized gains or losses on securities available for sale would be disclosed as an additional component of the Company's income under the requirements of SFAS No.130. The statement is effective for fiscal years beginning after December 31, 1997. The Company adopted SFAS No. 130 in 1998. At June 30, 1998 and June 30, 1997, the amounts to be disclosed by the Company under SFAS No. 130 are considered immaterial and are therefor not shown in the accompanying financial statements.


In June, 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," which establishes accounting and reporting standards for derivative instruments. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. This statement is effective for all periods beginning after June 15, 1999. The Company will adopt SFAS No. 133 during fiscal year 2000 and does not anticipate any impact to its financial statements.

YEAR 2000 Compliance

The Company has contracted with a software company to provide the Company with software to process the majority of the Company's financial transactions in-house and is scheduled to convert to this software in October, 1998. The new software provider has pledged in its contract with the Company that its software is already year 2000 compliant, meaning that the date fields in its software are already capable of handling the change to the year 2000. The Company will perform year 2000 testing on the new software once installation is complete. The Company has also completed identification of other computer applications that may be affected by the year 2000 date change. All vendors and service providers have been contacted, and the majority of these vendors have assured the Company that their software is or will be year 2000 compliant by the end of 1998. The Company is also in the process of developing a contingency plan in the event computer applications fail to handle the year 2000 date change properly. The Company does not expect that the cost of its year 2000 compliance program will be material to its financial condition or results of operations and believes that it will be able to satisfy such compliance program by the end of the first quarter of 1999 without any material disruption to its operations. There can be no assurances, however, that such contingency plan or the performance by the Company's vendors will be effective to remedy all potential problems. To the extent the Company's systems are not fully Year 2000 compliant, there can be no assurance that potential systems interruptions or the cost necessary to update software would not have a materially adverse effect on the Company's business, financial condition, results of operations and business prospects. Further, any Year 2000 failure on the part of the Company's customers could result in additional expense or loss to the Company.


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

               Not applicable

   Item 3.  Defaults Upon Senior Securities

               Not applicable

   Item 4.  Submission of Matters to a Vote of Security
            Holders

               At the annual meeting of stockholders held on April 28, 1998, the Company's stockholders approved the following items:

            1.   elected Morgan C. Powell to a three-year term as director:

                                                              Broker
                                For          Withheld       Non-Votes
                               -----        ----------      ---------
                Number       1,361,676         24,876            0
                Percent         86%               2%             0%


            2.   elected George R. Rouse to a three-year term as director:

                                                              Broker
                                For          Withheld       Non-Votes
                               -----        ----------      ---------
                Number       1,370,676         17,576            0
                Percent         86%               1%             0%


            3. approved the appointment of OLIVE, LLP, formerly known as Geo. S. Olive & Co., LLC, as independent auditors of Great American Bancorp, Inc. for the fiscal year ending December 31, 1998:

                                                                     Broker
                                For       Against     Abstain      Non-Votes
                               -----     ---------   ---------     ---------
                Number       1,370,382     14,605       3,265           0
                Percent        86.2%         .9%         .2%            0%


                The following directors held terms of office which continued after the meeting:

                             Mr. James Acheson
                             Mr. Clinton C. Atkins
                             Mr. Ronald Kiddoo

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


      Dated:      August 13, 1998            /s/  George R. Rouse
             -----------------------       ----------------------------
                                           George R. Rouse
                                           President and
                                           Chief Executive Officer



      Dated:      August 13, 1998            /s/  Jane F. Adams
            --------------------------     ----------------------------
                                           Jane F. Adams
                                           Chief Financial Officer,
                                           Secretary and Treasurer



                                    Exhibit 11.0


Earnings per share (unaudited)

Earnings per share (EPS) were computed as follows
(dollar amounts in thousands except share data):

                                                   Six months ended
                                                     June 30, 1998
                                             -------------------------------
                                                        Weighted
                                                         Average   Per-Share
                                              Income      Shares     Amount
                                             -------------------------------
Basic Earnings Per Share

  Income available to common stockholders    $   519   1,476,129    $  0.35

Effect of Dilutive Securities
  Stock options                                           62,062
  Unearned incentive plan shares                          42,415

                                             -------------------------------
Diluted Earnings Per Share
  Income available to common stockholders
   and assumed conversion                    $   519   1,580,606    $  0.33
                                             ===============================


                                                   Six months ended
                                                     June 30, 1997
                                             -------------------------------
                                                        Weighted
                                                         Average    Per-Share
                                              Income      Shares     Amount
                                             -------------------------------
Basic Earnings Per Share
  Income available to common stockholders    $   384   1,606,697    $  0.24

Effect of Dilutive Securities
  Stock options                                           19,346
  Unearned incentive plan shares                          61,809
                                             -------------------------------
Diluted Earnings Per Share
  Income available to common stockholders
   and assumed conversion                    $   384   1,687,852    $  0.23
                                             ===============================


                                                  Three months ended
                                                     June 30, 1998
                                             -------------------------------
                                                        Weighted
                                                         Average   Per-Share
                                              Income      Shares     Amount
                                             -------------------------------
Basic Earnings Per Share

  Income available to common stockholders    $   275   1,461,946    $  0.19

Effect of Dilutive Securities
  Stock options                                           66,259
  Unearned incentive plan shares                          40,897

                                             -------------------------------
Diluted Earnings Per Share
  Income available to common stockholders
   and assumed conversion                    $   275   1,569,102    $  0.18
                                             ===============================


                                                  Three months ended
                                                     June 30, 1997
                                             -------------------------------
                                                        Weighted
                                                         Average    Per-Share
                                              Income      Shares     Amount
                                             -------------------------------
Basic Earnings Per Share
  Income available to common stockholders    $   193   1,591,573    $  0.12

Effect of Dilutive Securities
  Stock options                                           21,601
  Unearned incentive plan shares                          60,014
                                             -------------------------------
Diluted Earnings Per Share
  Income available to common stockholders
   and assumed conversion                    $   193   1,673,188    $  0.22
                                             ===============================