Form 10QSB
period 1998-09-30
GREAT AMERICAN BANCORP INC
filed 1998-11-13
CIK 943064

UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C. 20549

                              FORM 10-QSB
(Mark One)
[ X ]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
          SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended      September 30, 1998
                                ----------------------

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

                    (1)  [X]  Yes  [   ]  No
                    (2)  [X]  Yes  [   ]  No

At October 31, 1998, the Registrant had 1,359,683 shares of Common Stock outstanding, for ownership purposes, which excludes 693,067 shares held as treasury stock.


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

     Item 3.        Defaults Upon Senior Securities

     Item 4.        Submission of Matters to a Vote of Security
                    Holders

     Item 5.        Other Information

     Item 6.        Exhibits and Reports on Form 8-K

SIGNATURES


                 Great American Bancorp, Inc. and Subsidiary
                         Consolidated Balance Sheets
                  As of September 30, 1998 and December 31, 1997
                              (in thousands)

                                       September 30, 1998      Dec. 31, 1997
                                             (unaudited)
----------------------------------------------------------------------------
ASSETS
Cash and due from banks                     $       8,086      $       5,285
Interest-bearing demand deposits                    1,539             12,191
                                            --------------------------------
 Cash and cash equivalents                          9,625             17,476

Investment securities
 Available for sale                                 2,001              1,999
 Held to maturity                                   1,650              1,300
                                            --------------------------------
  Total investment securities                       3,651              3,299
Loans                                             125,754            112,312
  Allowance for loan losses                          (590)              (497)
                                            --------------------------------
  Net loans                                       125,164            111,815
Premises and equipment                              7,597              7,090
Federal Home Loan Bank stock                          698                580
Other assets                                        2,379              1,713
                                            --------------------------------
    Total assets                            $     149,114      $     141,973
                                            ================================
LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES
 Deposits
  Noninterest bearing                       $      10,360      $       5,463
  Interest bearing                                109,518            106,521
                                            --------------------------------
   Total deposits                                 119,878            111,984
 Other borrowings                                   4,000                 --
 Other liabilities                                  1,972              1,695
                                            --------------------------------
    Total liabilities                             125,850            113,679
                                            --------------------------------



                                                                 (Continued)


                 Great American Bancorp, Inc. and Subsidiary
                   Consolidated Balance Sheets (Continued)
                  As of September 30, 1998 and December 31, 1997
                               (in thousands)

                                          September 30, 1998   Dec. 31, 1997
                                             (unaudited)
-----------------------------------------------------------------------------
STOCKHOLDERS' EQUITY
Preferred stock, $0.01 par value
 Authorized and unissued --
  1,000,000 shares                                     --                 --
Common stock, $0.01 par value
 Authorized -- 7,000,000 shares
 Issued and outstanding -- 2,052,750 shares            21                 21
Paid-in-capital                                    19,842             19,655
Retained earnings -- substantially restricted      16,490             16,167
Net unrealized gain on securities
 available for sale                                     1                  2
                                            --------------------------------
                                                   36,354             35,845
Less:
 Treasury stock, at cost - 681,991 and
   380,773 shares                                 (11,814)            (5,925)
 Unallocated employee stock ownership plan
   shares - 69,746 and 87,891 shares                 (697)              (879)
 Unearned incentive plan shares - 40,111 and
   51,802 shares                                     (579)              (747)
                                            --------------------------------
                                                  (13,090)            (7,551)
                                            --------------------------------
    Total stockholders' equity                     23,264             28,294
                                            --------------------------------
    Total liabilities and
      stockholders' equity                  $     149,114      $     141,973
                                            ================================


See notes to consolidated financial statements.


                  Great American Bancorp, Inc. and Subsidiary
                         Consolidated Income Statements
                For the Nine Months Ended September 30, 1998 and 1997
                  (unaudited, in thousands except share data)

                                                     1998               1997
----------------------------------------------------------------------------
Interest income:
 Loans                                       $      7,578      $       6,416
 Investment securities
  Taxable                                             168                304
  Tax exempt                                           11                 10
 Deposits with financial
  institutions and other                              464                777
                                            --------------------------------
   Total interest income                            8,221              7,507
                                            --------------------------------
Interest expense:
 Deposits                                           3,712              3,329
 Other                                                 68                 24
                                            --------------------------------
   Total interest expense                           3,780              3,353
                                            --------------------------------
   Net interest income                              4,441              4,154
Provision for loan losses                             117                117
                                            --------------------------------
   Net interest income after
     provision for loan losses                      4,324              4,037
                                            --------------------------------
Noninterest income:
 Brokerage commissions                                119                 25
 Insurance sales commissions                          353                 --
 Service charges on deposit accounts                  336                329
 Loan servicing fees                                   19                 24
 Other customer fees                                  107                105
 Net gains on loan sales                                1                  1
 Other income                                          10                 33
                                            --------------------------------
   Total noninterest income                           945                517
                                            --------------------------------

                                                                 (Continued)


                  Great American Bancorp, Inc. and Subsidiary
                   Consolidated Income Statements (Continued)
                For the Nine Months Ended September 30, 1998 and 1997
                  (unaudited, in thousands except share data)

                                                     1998               1997
----------------------------------------------------------------------------
Noninterest expense:
 Salaries and employee benefits                     2,157              1,881
 Net occupancy expenses                               426                351
 Equipment expenses                                   280                225
 Data processing fees                                 118                144
 Deposit insurance expense                             52                 47
 Printing and office supplies                         187                209
 Legal and professional fees                          110                163
 Directors and committee fees                          78                 76
 Insurance expense                                     31                 30
 Marketing and advertising expenses                   148                127
 Other expenses                                       294                256
                                            --------------------------------
   Total noninterest expense                        3,881              3,509
                                            --------------------------------
   Income before income tax                         1,388              1,045
Income tax expense                                    609                433
                                            --------------------------------
   Net income                               $         779      $         612
                                            ================================

Per Share Data:

  Earnings
   Basic:
     Net income                             $        0.54      $        0.38
                                            ================================
     Average number of shares                   1,444,360          1,592,110
                                            ================================

   Diluted:
     Net income                             $        0.50      $        0.37
                                            ================================
     Average number of shares                   1,547,444          1,675,168
                                            ================================

  Dividends                                 $        0.32      $        0.30
                                            ================================


See notes to consolidated financial statements.


                  Great American Bancorp, Inc. and Subsidiary
                         Consolidated Income Statements
                  For the Quarter Ended September 30, 1998 and 1997 (unaudited, in thousands except share data)

                                                     1998               1997
----------------------------------------------------------------------------
Interest income:
 Loans                                       $      2,651      $       2,261
 Investment securities
  Taxable                                              57                107
  Tax exempt                                            7                  3
 Deposits with financial
  institutions and other                               93                211
                                            --------------------------------
   Total interest income                            2,808              2,582
                                            --------------------------------
Interest expense:
 Deposits                                           1,265              1,155
 Other                                                 43                  8
                                            --------------------------------
   Total interest expense                           1,308              1,163
                                            --------------------------------
   Net interest income                              1,500              1,419
Provision for loan losses                              39                 39
                                            --------------------------------
   Net interest income after
     provision for loan losses                      1,461              1,380
                                            --------------------------------
Noninterest income:
 Brokerage commissions                                 33                 10
 Insurance sales commissions                          133                 --
 Service charges on deposit accounts                  114                120
 Loan servicing fees                                    6                  8
 Other customer fees                                   38                 36
 Net gain on loan sales                                 1                 --
 Other income                                          --                  3
                                            --------------------------------
   Total noninterest income                           325                177
                                            --------------------------------

                                                                 (Continued)


                  Great American Bancorp, Inc. and Subsidiary
                   Consolidated Income Statements (Continued)
                  For the Quarter Ended September 30, 1998 and 1997 (unaudited, in thousands except share data)

                                                     1998               1997
----------------------------------------------------------------------------
Noninterest expense:
 Salaries and employee benefits                       749                638
 Net occupancy expenses                               160                119
 Equipment expenses                                   104                 82
 Data processing fees                                  19                 48
 Deposit insurance expense                             17                 17
 Printing and office supplies                          61                 64
 Legal and professional fees                           31                 43
 Directors and committee fees                          26                 24
 Insurance expense                                     10                 11
 Marketing and advertising expenses                    54                 37
 Other expenses                                        96                 91
                                            --------------------------------
   Total noninterest expense                        1,327              1,174
                                            --------------------------------
   Income before income tax                           459                383
Income tax expense                                    199                155
                                            --------------------------------
   Net income                               $         260      $         228
                                            ================================

Per Share Data:

  Earnings
   Basic:
     Net income                             $        0.19      $        0.15
                                            ================================
     Average number of shares                   1,381,859          1,563,412
                                            ================================

   Diluted:
     Net income                             $        0.18      $        0.14
                                            ================================
     Average number of shares                   1,476,148          1,647,483
                                            ================================

  Dividends                                 $        0.11      $        0.10
                                            ================================


See notes to consolidated financial statements.


                 Great American Bancorp, Inc. and Subsidiary
                    Consolidated Statements of Cash Flows
               For the Nine Months Ended September 30, 1998 and 1997
                          (unaudited, in thousands)

                                                     1998               1997
----------------------------------------------------------------------------
Operating Activities:
  Net income                                $         779      $         612
  Adjustments to reconcile net
    income to net cash provided
    by operating activities:
      Provision for loan losses                       117                117
      Depreciation                                    351                329
      Amortization of deferred loan fees              (25)               (25)
      Deferred income tax                             (67)                26
      Investment securities accretion, net             (1)                (4)
      Net gain on loan sales                           (1)                (1)
      Employee stock ownership plan
        compensation expense                          372                312
      Incentive plan expense                          165                167
      Loans originated for sale                       (44)               (72)
      Proceeds from sales of loans
        originated for resale                          45                 73
      Net gain on sale of premises
        and equipment                                  --                 (2)
      Net change in:
        Other assets                                 (666)              (406)
        Other liabilities                             360                273
                                            --------------------------------
          Net cash provided by
            operating activities                    1,385              1,399
                                            --------------------------------
Investing Activities:
  Net change in interest-bearing time deposits         --              2,000
  Purchases of securities available for sale       (1,000)              (993)
  Purchases of securities held to maturity         (1,450)            (2,995)
  Proceeds from maturities of securities held
    to maturity                                     1,100              3,098
  Proceeds from maturities of securities
    available for sale                                997                 --
  Purchase of Federal Home Loan Bank stock           (118)              (126)
  Net change in loans                             (13,441)           (18,375)
  Purchase of premises and equipment                 (858)              (187)
  Proceeds from sale of premises
    and equipment                                      --                  2
                                            --------------------------------
          Net cash used by
            investing activities                  (14,770)           (17,576)
                                            --------------------------------

                                                                 (continued)


                   Great American Bancorp, Inc. and Subsidiary
                Consolidated Statements of Cash Flows (Continued)
                 For the Nine Months Ended September 30, 1998 and 1997
                            (unaudited, in thousands)

                                                     1998               1997
----------------------------------------------------------------------------
Financing Activities:
  Net change in:
    Noninterest-bearing demand, interest-
      bearing demand and savings deposits           3,671                478
    Certificates of deposit                         4,223              8,386
    Other short-term borrowings                     4,000                 --
  Cash dividends                                     (471)              (501)
  Purchase of treasury stock                       (5,914)            (2,561)
  Issuance of treasury stock                           25
                                            --------------------------------
          Net cash provided by
            financing activities                    5,534              5,802
                                            --------------------------------
Net Change in Cash and Cash Equivalents            (7,851)           (10,375)

Cash and Cash Equivalents, Beginning
  of Period                                        17,476             26,410
                                            --------------------------------
Cash and Cash Equivalents, End of
  Period                                    $       9,625      $      16,035
                                            ================================
Additional Cash Flows Information

   Interest paid                            $       3,757      $       3,344
                                            ================================
   Income tax paid                          $         666      $         210
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

2.  Statement of Information Furnished

The accompanying unaudited consolidated financial statements have been prepared in accordance with Form 10-QSB instructions and Item 310(b) of Regulation S-B, and, in the opinion of management, contain all adjustments necessary to present fairly the financial position as of September 30, 1998 and December 31, 1997, the results of operations for the nine months ended and three months ended September 30, 1998 and 1997, and the cash flows for the nine months ended September 30, 1998 and 1997. All adjustments to the financial statements were normal and recurring in nature. These results have been determined on the basis of generally accepted accounting principles. Reclassifications of certain amounts in the 1997 financial statements have been made to conform to the 1998 presentation. The results of operations for the nine months ended September 30, 1998 are not necessarily indicative of the results to be expected for the entire fiscal year.

The Company adopted Statement of Financial Accounting Standards No. 130 "Reporting Comprehensive Income," ("SFAS No. 130") in 1998. At September 30, 1998 and September 30, 1997, the amounts to be disclosed by the Company under SFAS No. 130 are considered immaterial and are therefore not shown in the accompanying financial statements.

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

In addition to historical information, this 10-QSB may include certain forward-looking statements based on current management expectations. The Company's actual results could differ materially from those management expectations. Factors that could cause future results to vary from current management expectations include, but are not limited to, general economic conditions, legislative and regulatory changes, monetary and fiscal policies of the federal government, changes in tax policies, rates and regulations of federal, state and local tax authorities, changes in interest rates, deposit flows, the cost of funds, demand for loan products, demand for financial services, competition, changes in the quality or composition of the Company's loan and investment portfolios, changes in accounting principles, policies or guidelines, and other economic, competitive, governmental and technological factors affecting the Company's operations, markets, products, services and prices. Further description of the risks and uncertainties to the business are included in detail under the captions: Liquidity and Capital Resources and Year 2000 compliance.

Financial Condition

The Company's total assets increased from $141.97 million at December 31, 1997 to $149.11 million at September 30, 1998, an increase of $7.14 million, or 5.0%. This growth was primarily in loans offset by a decrease in cash and cash equivalents. Net loans increased by $13.34 million, or 11.9%, from $111.82 million at December 31, 1997 to $125.16 million at September 30, 1998.
 This increase was mostly in mortgage loans, with increases in residential real estate loans of $7.50 million, or 13.0%, commercial real estate loans of $4.38 million, or 42.6%, and construction loans of $2.28 million, or 141.4%, over December 31, 1997 balances. Cash and cash equivalents declined by $7.85 million from $17.48 million at December 31, 1997 to $9.63 million at September 30, 1998, due to providing part of the funding for new loans.

Total deposits increased $7.90 million, or 7.1%, from $111.98 million at December 31, 1997 to $119.88 million at September 30, 1998. Total noninterest-bearing demand, interest-bearing demand and savings deposits increased $3.67 million, or 8.8%, from $41.52 million at December 31, 1997 to $45.19 million at September 30, 1998. This increase was mainly due to fluctuations that occur in the ordinary course of business. Total certificates of deposit increased $4.22 million, or 5.9%, from $70.46 million at December 31, 1997 to $74.68 million at September 30, 1998. The growth in certificates of deposit was primarily in certificates maturing in two years and greater. The company has borrowed $4.0 million since December 31, 1997. In June 1998, the Company engaged in a short term repurchase agreement in the amount of $2.0 million. In September 1998, the company borrowed $2.0 million from the Federal Home Loan Bank ("FHLB") for a term of two years. Prior to the filing of this report, in October, 1998, the company also borrowed an additional $5.0 million from the FHLB for a term of ten years. The $5.0 million advance is non-callable by the FHLB for a period of three years. The increase in deposits and other borrowings assisted in funding the growth in loans.

Total stockholders' equity decreased $5.03 million, or 17.8%, from $28.29 million at December 31, 1997 to $23.26 million at September 30, 1998. Book value per outstanding voting share increased from $16.92 at December 31, 1997 to $16.97 at September 30, 1998. The decrease in stockholders' equity is summarized as follows (in thousands):

   Stockholders' equity, December 31, 1997            $   28,294
   Net income                                                779
   Purchase of treasury stock                             (5,914)
   Dividends declared                                       (456)
   Treasury stock issued                                      25
   Incentive plan shares allocated                           165
   ESOP shares allocated                                     372
   Decrease in unrealized gain on securities
      available for sale, net of income tax effect            (1)
                                                          ------
   Stockholders' equity, September 30, 1998           $   23,264
                                                          ======

On September 1, 1998, the Company announced that its Board of Directors had authorized the repurchase of up to 10%, or 151,076 shares, of the Company's common stock. This common stock repurchase was completed in October, prior to the date of this filing, at an average price of $17.24 per share. The repurchased shares will be held as treasury shares to be used for general corporate purposes.

Results of Operations

Comparison of nine Month Periods Ended September 30, 1998 and 1997

Net income was $779,000 for the nine months ended September 30, 1998, compared to $612,000 for the nine months ended September 30, 1997. This represents a $167,000, or 27.3% increase. Basic earnings per share were $0.54 for the nine months ended September 30, 1998, compared to $0.38 for the nine months ended September 30, 1997, and diluted earnings per share were $0.50 in 1998, compared to $0.37 in 1997.

Net income in 1998 was higher than net income in 1997 due to increases in net interest income and noninterest income, offset by an increase in noninterest expense.

Net interest income was $4,441,000 for the nine months ended September 30, 1998, compared to $4,154,000 for the same period in 1997, an increase of $287,000, or 6.91%. Interest income was $8,221,000 for the nine months ended September 30, 1998, compared to $7,507,000 for the same period in 1997, an increase of $714,000, or 9.51%, primarily the result of increased interest income from loans. Interest income on loans in 1998 was $7,578,000, $1,162,000, or 18.1%, greater than the $6,416,000 recorded in 1997.


The increase in interest income on loans was due to higher average total loans in 1998. Average total net loans for the nine months ended September 30, 1998 were $117.90 million, compared to $100.56 million for the same period in 1997, an increase of $17.34 million, or 17.24%. The average total balance of all loan categories increased in 1998, with the majority of the increase in mortgage loans. Total mortgage loans averaged $94.29 million for the nine months ended September 30, 1998, compared to $79.52 million for the nine months ended September 30, 1997, an increase of $14.77 million, or 18.58%. This growth occurred in one-to four-family and multifamily residential loans and in commercial mortgage loans.

Average total commercial loans were $12.29 million in 1998, compared to $9.26 million in 1997, an increase of $3.03 million, or 32.7%. Average total consumer loans were $11.87 million during the nine months ended September 30, 1998, an increase of $.78 million, or 7.03%, over the $11.09 million average total balance during 1997. The increase in loans is due to continued strategies management began implementing during 1996 and 1997 which were designed to promote loan growth. A decline in long-term interest rates during 1998 also contributed to the growth in residential mortgage loans. The average yield on loans was 8.59% for the nine months ended September 30, 1998, and 8.53% for the same period in 1997.

Interest income on investment securities declined from $314,000 for the nine months ended September 30, 1997 to $179,000 for the same period in 1998, due to a decrease in average total investment securities. Total investment securities averaged $6.79 million in 1997, compared to $3.93 million in 1998, a decline of $2.86 million, or 42.1%. Interest income on deposits with financial institutions and other decreased from $777,000 for the nine months ended September 30, 1997 to $464,000 for the nine months ended September 30, 1998. The average total balance of deposits with financial institutions and other declined from $19.81 million for the nine months ended September 30, 1997 to $11.70 million for the nine months ended September 30, 1998, a decrease of $8.1 million, or 40.9%. The declines in total average investment securities and total average deposits with financial institutions and other were due to these funds being used to partially fund loan growth and also to fund the purchase of treasury stock. The average yield on investment securities decreased from 6.18% for the nine months ended September 30, 1997
to 6.09% for the same period in 1998.   The average yield on deposits with
financial institutions and other increased from 5.24% for the nine months ended September 30, 1997 to 5.30% for the same period in 1998.

Interest expense increased by $427,000, or 12.73% from $3,353,000 for the nine months ended September 30, 1997 to $3,780,000 for the same period in 1998.
The increase was mainly attributable to growth in interest-bearing deposits during 1997 and continuing into 1998 and the addition of $4,000,000 in other borrowings in 1998. Average total interest-bearing deposits increased from $102.36 million in the first nine months of 1997 to $109.84 million during 1998, an increase of $7.48 million, or 7.31%. Most of this growth occurred in certificates of deposit, primarily in certificates maturing in two years and greater. The average rates on deposits were 4.60% and 4.38% for the nine months ended September 30, 1998 and 1997, respectively.


Net interest income as a percent of average interest earning assets was 4.45% for the nine months ended September 30, 1998 versus 4.39% for the same period in 1997. The spread between the yield on interest earning assets and the rate on interest bearing liabilities was 3.72% and 3.56% for the nine months ended September 30, 1998 and 1997, respectively.

The provision for loan losses was $117,000 for both the nine months ended
September 30, 1998 and the nine months ended September 30, 1997.   There were
$32,000 in loans charged-off in the nine months ended September 30, 1998 and recoveries totaled $8,000. Total charge-offs in the first nine months of 1997 were $26,000, with $3,000 in recoveries.

Non-performing loans, which are loans past due 90 days or more and non-accruing loans, totaled $178,000 at September 30, 1998, compared to $369,000 at September 30, 1997. Non-performing loans at September 30, 1998 consisted of five residential mortgage loans totaling $177,000 and one commercial loan of $1,000. All of these loans are past due 90 days or more with none of the balance in non-accrual status.

The ratio of the Company's allowance for loan losses to total loans was .47% at September 30, 1998 and .44% at September 30, 1997. Management assesses the adequacy of the allowance for loan losses based on evaluating known and inherent risks in the loan portfolio and upon management's continuing analysis of the factors underlying the quality of the loan portfolio. Management believes that, based on information currently available, the allowance for loan losses is sufficient to cover losses inherent in its loan portfolio at this time. However, no assurance can be given that the level of the allowance for loan losses will be sufficient to cover future possible loan losses incurred by the Company or that future adjustments to the allowance for loan losses will not be necessary if economic and other conditions differ substantially from the economic and other conditions used by management to determine the current level of the allowance for loan losses. Management may in the future increase the level of the allowance for loan losses as a percentage of total loans and non-performing loans in the event it increases the level of commercial real estate, multifamily, or consumer lending as a percentage of its total loan portfolio. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the allowance for loan losses. Such agencies may require the Company to provide additions to the allowance based upon judgements different from management.

Noninterest income totaled $945,000 for the nine months ended September 30, 1998, compared to $517,000 for the same period in 1997, an increase of $428,000, or 82.8%. Insurance sales commissions, which totaled $353,000 in 1998 with no commissions being recorded in 1997, accounted for the majority of the increase in noninterest income. These commissions were generated by GTPS Insurance Agency, the division of PASC formed in September, 1997. Brokerage commissions also increased in 1998 by a total of $94,000, from $25,000 for the nine months ended September 30, 1997 to $119,000 for the nine months ended September 30, 1998.


Noninterest expense was $3,881,000 for the nine months ended September 30, 1998, compared to $3,509,000 recorded for the nine months ended September 30, 1997, an increase of $372,000, or 10.6%. The majority of this increase was in salaries and employee benefits, which increased by $276,000, or 14.7%. Salaries and employee benefits expense was higher in 1998 due partly to additional salaries and related benefits paid to employees hired for GTPS Insurance Agency. Also, expenses related to stock based benefit plans were higher in 1998 due to the growth in the price of the Company's stock during most of 1998. Net occupancy expenses, equipment expenses and other expenses were all higher in 1998 due to the expansion of staff for the GTPS Insurance Agency.

Total income taxes increased by $176,000, or 40.7% from $433,000 for the nine months ended September 30, 1997 to $609,000 for the same period in 1998 due to the increase in pretax net income. The effective tax rates for the nine months ended September 30, 1998 and 1997, were 43.9% and 41.4%, respectively. The effective tax rate was lower in 1997 due to a higher level of state tax-exempt interest income from U.S. Treasury and qualified Federal agency securities.

Results of Operations

Comparison of Three Month Periods Ended September 30, 1998 and 1997.

Net income for the three months ended September 30, 1998 was $260,000, an increase of $32,000, or 14.04%, over the $228,000 recorded for the three months ended September 30, 1997. Basic earnings per share increased from $0.15 for the three months ended September 30, 1997 to $0.19 for the same period in 1998, and diluted earnings per share were $0.18 and $0.14 for the three months ended September 30 1998 and 1997, respectively.

Net income for the third quarter of 1998 was higher due to increases in net interest income and noninterest income offset by an increase in noninterest expense.

Net interest income was $1,500,000 for the quarter ended September 30, 1998 and $1,419,000 for the quarter ended September 30, 1997, an increase of $81,000 or 5.7%. Interest income rose 8.8%, or $226,000, from $2,582,000 for the quarter ended September 30, 1997 to $2,808,000 for the third quarter of 1998.

The increase in interest income was derived from interest on loans offset by declines in interest on investments and deposits with financial institutions and other. Interest income on loans increased $390,000, or 17.3%, from $2,261,000 for the quarter ended September 30, 1997 to $2,651,000 for the same quarter in 1998. The majority of the increase was in interest income from mortgage loans due to growth in these loans. Total average mortgage loans for the third quarter increased by $16.51 million, or 19.8%, from $83.34 million in 1997 to $99.85 million in 1998. This growth occurred in both one-to-four family and multifamily residential loans and in commercial mortgage loans.


Average total commercial loans for the three months ended September 30, 1998 and September 30, 1997 were $12.58 million and $9.98 million, respectively. This represents an increase of $2.60 million, or 26.0%. Average total consumer loans were only slightly higher in 1998. The average yield on loans decreased from 8.59% for the three months ended September 30, 1997 to 8.50% for the same period in 1998.

Interest income on investment securities declined from $110,000 for the three months ended September 30, 1997 to $64,000 for the same period in 1998, due to a decrease in average total investments. Average total investments for the third quarter of 1998 were $4.35 million, down $2.68 million, or 38.1%, from $7.03 million for the third quarter of 1997. Interest income on deposits with financial institutions and other decreased $118,000, or 55.9%, from $211,000 for the three months ended September 30, 1997 to $93,000 for the three months ended September 30, 1998. The average balance for the quarter ending September 30, 1998 for deposits with financial institutions and other was $7.07 million compared to $15.72 million for the same time period in 1997, down $8.65 million, or 55.0%. The average yield on investment securities for the three months ending September 30 1998 was 5.84%, while the average yield was 6.21% for the same time period in 1997. The average yield on deposits with financial institutions and other was 5.22% for the three months ending September 30, 1998 and 5.32% for the three months ending September 30, 1997.

Interest expense increased $145,000, or 12.5%, from $1,163,000 for the three months ended September 30, 1997 to $1,308,000 for the same period in 1998.
The increase was mainly due to higher average total deposits in 1998. Average total interest-bearing deposits increased from $104.02 million for the quarter ended September 30, 1997 to $111.08 million for the quarter ended September 30, 1998, with the biggest increases in certificates maturing in two years or greater. Average total certificates of deposit grew $7.34 million, or 10.9%, from $67.37 million for the three months ended September 30, 1997 to $74.71 million for the same time period in 1998. The average yield on total interest-bearing deposits for the three months ended September 30, 1998 was 4.67% and 4.44% for the three months ended September 30, 1997. Interest expense on other borrowings increased by $35,000 due to repurchase agreements and FHLB advances entered into by the Company during 1998.

Net interest income as a percent of interest earning assets was 4.40% for the three months ended September 30, 1998 versus 4.41% for the same period in 1997. The spread between the yield on interest earning assets and the rate on interest bearing liabilities was 3.76% and 3.61% for the three months ended September 30, 1998 and 1997, respectively.

The provision for loan losses was $39,000 for the three months ended September 30, 1998 and the three months ended September 30, 1997. There was $29,000 in loans charged-off in the three months ended September 30, 1998 and recoveries totaled $2,000. Total charge-offs in the three months ended September 30, 1997 were $20,000, with $3,000 in recoveries.


Noninterest income was up $148,000, or 83.6%, from $177,000 for the quarter ended September 30, 1997 to $325,000 for the three months ended September 30, 1998. The increase was due to the higher commission income from brokerage and insurance activities. Insurance sales commissions were $133,000 for the quarter ended September 30, 1998 with no amount being recorded for the same period in 1997. Brokerage commissions were $33,000 for the three months ended September 30, 1998 and $10,000 for the three months ended September 30, 1997, resulting in an increase of $23,000.

Noninterest expense was $1,327,000 for the three months ending September 30, 1998, compared to $1,174,000 for the same period in 1997, an increase of $153,000, or 13.0%. The increase was mostly attributable to higher salaries and employee benefits expense, net occupancy expenses, and equipment expenses and occurred primarily as a result of the creation of the GTPS Insurance Agency.

Total income taxes for the three months ended September 30, 1998 were $199,000, compared to $155,000 recorded for the same period in 1997, an increase of $44,000, or 28.4%. The effective tax rates for the three months ended September 30, 1998 and 1997, were 43.36% and 40.47%, respectively.

Liquidity and Capital Resources

The Bank's primary sources of funds are deposits and principal and interest payments on loans. While maturities and scheduled amortization of loans are predictable sources of funds, deposit flows and mortgage prepayments are greatly influenced by general interest rates, economic conditions, and competition. The Office of Thrift Supervision ("OTS"), the Company's and the Bank's primary regulator, requires the Bank to maintain minimum levels of liquid assets. Currently, the required ratio is 4%. The Bank's liquidity ratios were 8.70% and 15.38% at September 30, 1998 and December 31, 1997, respectively, well above the required minimum.

A review of the Consolidated Statements of Cash Flows included in the accompanying financial statements shows that the Company's cash and cash equivalents ("cash") decreased $7,851,000 for the nine months ended September 30, 1998, compared to a decrease of $10,375,000 for the nine months ended September 30, 1997. During the nine months ended September 30, 1998, cash was primarily provided from earnings, maturities of securities, increases in noninterest-bearing, interest-bearing demand and savings deposits and certificates of deposit, and an increase in short-term borrowings. During 1998, cash was primarily used to fund security purchases and loan growth, purchase treasury stock, and to pay dividends.

During the nine months ended September 30, 1997, cash was primarily provided from earnings, and increases in certificates of deposit. During this period, cash was primarily used to fund loan originations, purchase securities held to maturity and available for sale, purchase treasury stock and to pay dividends.


The Company's primary investment activities during the nine months ended September 30, 1998 was the origination of loans and the purchase of securities held to maturity and available for sale. During the nine months ended September 30, 1998 and September 30, 1997, the Company originated mortgage loans in the amounts of $26.3 million and $28.5 million, respectively, commercial loans in the amounts of $16.9 million and $11.2 million, respectively, and consumer loans in the amounts of $7.6 million and $9.3 million, respectively. Approximately $8.8 million of the total mortgage loans originated in 1997 was participated to other financial institutions at the time of origination.

As of September 30, 1998, the Company had outstanding commitments (including undisbursed loan proceeds) of $5.0 million. The Company anticipates it will have sufficient funds available to meet its current loan origination commitments. Certificates of deposit which are scheduled to mature in one year or less from September 30, 1998 totaled $49.9 million. Management believes a significant portion of such deposits will remain with the Company.

The OTS capital regulations require savings institutions to meet three capital standards: a 1.5% tangible capital standard; a 3% leverage (core capital) ratio and an 8% risk-based capital standard. The core capital requirement is effectively 4%, since the OTS prompt corrective action regulations stipulate that, effective December 19, 1992, an institution with less than 4% core capital will be deemed to be "undercapitalized." As of September 30, 1998, the Bank's capital percentages for tangible capital of 8.09%, core capital of 8.09%, and risk-based capital of 13.71% exceeded the regulatory requirement for each category.

Current Accounting Issues

In June 1997, the Financial Accounting Standards Board ("FASB") issued SFAS No. 130, "Reporting Comprehensive Income," which establishes standards for reporting and display of comprehensive income and its components in a full set of general-purpose financial statements. Comprehensive income is defined as "the change in equity of a business enterprise during a period from transactions and other events and circumstances from nonowner sources. It includes all changes in equity during a period except those resulting from investments by owners and distributions to owners." The comprehensive income and related cumulative equity impact of comprehensive income items are required to be disclosed prominently as part of the notes to the financial statements. Only the impact of unrealized gains or losses on securities available for sale would be disclosed as an additional component of the Company's income under the requirements of SFAS No.130. The statement is effective for fiscal years beginning after December 31, 1997. The Company adopted SFAS No. 130 in 1998. At September 30, 1998 and September 30, 1997, the amounts to be disclosed by the Company under SFAS No. 130 are considered immaterial and are therefor not shown in the accompanying financial statements.


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

YEAR 2000 Compliance

The Company has contracted with a software company to provide the Company with software to process the majority of the Company's financial transactions in-house and converted to this software in October, 1998. Although year 2000 compliance was a major factor in the selection of a software company, the Company had to convert to a new system because the prior data provider, a service bureau, would not renew its contract with the Company. This contract was due to expire in March, 1998. The new software provider has pledged in its contract with the Company that its software is already year 2000 compliant, meaning that the date fields in its software are already capable of handling the change to the year 2000. The Company will begin year 2000 testing on the new software in late 1998.

The Company has also completed identification of other computer applications that may be affected by the year 2000 date change. All vendors and service providers have been contacted, and the majority of these vendors have assured the Company that their software is or will be year 2000 compliant by June 30, 1999. The Company is also in the process of developing a contingency plan in the event computer applications fail to handle the year 2000 date change properly. The Company does not expect that the cost of its year 2000 compliance program will be material to its financial condition or results of operations and believes that it will be able to satisfy such compliance program by the end of the first quarter of 1999 without any material disruption to its operations. There can be no assurances, however, that such contingency plan or the performance by the Company's vendors will be effective to remedy all potential problems. To the extent the Company's systems are not fully Year 2000 compliant, there can be no assurance that potential systems interruptions or the cost necessary to update software would not have a materially adverse effect on the Company's business, financial condition, results of operations and business prospects. Further, any Year 2000 failure on the part of the Company's customers could result in additional expense or loss to the Company.


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

             a.  Exhibits

                 3.1   Certificate of Incorporation of Great American
                       Bancorp, Inc.*

                 3.2   By-laws of Great American Bancorp, Inc.*

                11.0   Computation of earnings per share (filed herewith)

                27.0   Financial Data Schedule

             b.  Report on Form 8-K

                 On July 21, 1998 the Company filed an 8-K to announce its earnings for the six months ended June 30, 1998. The press release announcing the Company's second quarter earnings was filed by exhibit.

                 On August 7, 1998 the Company filed an 8-K to announce that it had completed a common stock repurchase program. The press release relating to the completion of a common stock repurchase program was filed by exhibit.

                 On September 10, 1998 the Company filed an 8-K to announce that it had authorized the repurchase of up to 151,076 shares of its common stock. The press release relating to this repurchase program was filed by exhibit.


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


      Dated:      November 13, 1998            /s/  George R. Rouse
             -----------------------       ----------------------------
                                           George R. Rouse
                                           President and
                                           Chief Executive Officer



      Dated:      November 13, 1998            /s/  Jane F. Adams
            --------------------------     ----------------------------
                                           Jane F. Adams
                                           Chief Financial Officer,
                                           Secretary and Treasurer



                                    Exhibit 11.0


Earnings per share (unaudited)

Earnings per share (EPS) were computed as follows
(dollar amounts in thousands except share data):

                                                     Nine Months Ended
                                                     September 30, 1998
                                             -------------------------------
                                                        Weighted
                                                         Average   Per-Share
                                              Income      Shares     Amount
                                             -------------------------------
Basic Earnings Per Share

  Income available to common stockholders    $   779   1,444,360    $  0.54

Effect of Dilutive Securities
  Stock options                                           59,091
  Unearned incentive plan shares                          43,993
                                             -------------------------------
Diluted Earnings Per Share
  Income available to common stockholders
   and assumed conversion                    $   779   1,547,444    $  0.50
                                             ===============================


                                                     Nine Months Ended
                                                     September 30, 1997
                                             -------------------------------
                                                        Weighted
                                                         Average    Per-Share
                                              Income      Shares     Amount
                                             -------------------------------
Basic Earnings Per Share
  Income available to common stockholders    $   612   1,592,110    $  0.38

Effect of Dilutive Securities
  Stock options                                           24,014
  Unearned incentive plan shares                          59,044
                                             -------------------------------
Diluted Earnings Per Share
  Income available to common stockholders
   and assumed conversion                    $   612   1,675,168    $  0.37
                                             ===============================


                                                     Three Months Ended
                                                     September 30, 1998
                                             -------------------------------
                                                        Weighted
                                                         Average   Per-Share
                                              Income      Shares     Amount
                                             -------------------------------
Basic Earnings Per Share

  Income available to common stockholders    $   260   1,381,859    $  0.19

Effect of Dilutive Securities
  Stock options                                           54,064
  Unearned incentive plan shares                          40,225

                                             -------------------------------
Diluted Earnings Per Share
  Income available to common stockholders
   and assumed conversion                    $   260   1,476,148    $  0.18
                                             ===============================


                                                     Three Months Ended
                                                     September 30, 1997
                                             -------------------------------
                                                        Weighted
                                                         Average    Per-Share
                                              Income      Shares     Amount
                                             -------------------------------
Basic Earnings Per Share
  Income available to common stockholders    $   228   1,563,412    $  0.15

Effect of Dilutive Securities
  Stock options                                           33,480
  Unearned incentive plan shares                          50,591
                                             -------------------------------
Diluted Earnings Per Share
  Income available to common stockholders
   and assumed conversion                    $   228   1,647,483    $  0.14
                                             ===============================