Form 10KSB
period 1998-12-31
GREAT AMERICAN BANCORP INC
filed 1999-03-29
CIK 943064

U.S. Securities and Exchange Commission
                     Washington, D.C. 20549

                           FORM 10-KSB

         ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE
                SECURITIES EXCHANGE ACT OF 1934

              For the Year ended December 31, 1998
                                 -----------------

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]


Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation SB contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any
amendment to this Form 10-KSB.   [ ]

   State issuer's revenues for its most recent fiscal year.

                           $12,313,000
                           -----------

The aggregate market value of the voting stock held by non-affiliates of the Registrant, i.e., persons other than directors and executive officers of the Registrant, at December 31, 1998 was $15,376,000. For purposes of this determination only, directors and executive officers of the Registrant have been presumed to be affiliates. The market value is based upon $14.50 per share, the last sales price as quoted on The Nasdaq Stock Market for December 31, 1998.

The Registrant had 1,319,883 shares of Common Stock outstanding, for ownership purposes, at February 28, 1999 which excludes 732,867 shares held as treasury stock.

Transitional Small Business Disclosure Format: Yes [ ] No [X]

The Exhibit Index is located at pages 51-52.

                      DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Annual Report to Stockholders for the year ended December 31, 1998 are incorporated by reference into Part II of this Form 10-KSB. Portions of the Proxy Statement for the 1999 Annual Meeting of Stockholders are incorporated by reference into Part III of this Form 10-KSB.

                                   INDEX


PART I
                                                                    PAGE

Item 1.  Description of Business . . . . . . . . . . . . . . . . . .   4

Item 2.  Description of Property . . . . . . . . . . . . . . . . . .  48

Item 3.  Legal Proceedings . . . . . . . . . . . . . . . . . . . . .  50

Item 4.  Submission of Matters to a
          Vote of Security Holders . . . . . . . . . . . . . . . . .  50

PART II

Item 5.  Market for Common Equity and
          Related Stockholder Matters. . . . . . . . . . . . . . . .  50

Item 6.  Management's Discussion
          and Analysis or Plan of Operation. . . . . . . . . . . . .  50

Item 7.  Financial Statements. . . . . . . . . . . . . . . . . . . .  50

Item 8.  Changes In and Disagreements With Accountants
          on Accounting and Financial Disclosure . . . . . . . . . .  50

PART III

Item 9.  Directors, Executive Officers, Promoters and
          Control Persons; Compliance with Section
          16(a) of the Exchange Act. . . . . . . . . . . . . . . . .  50

Item 10. Executive Compensation. . . . . . . . . . . . . . . . . . .  51

Item 11. Security Ownership of Certain Beneficial
          Owners and Management. . . . . . . . . . . . . . . . . . .  51

Item 12. Certain Relationships and Related Transactions. . . . . . .  51

Item 13. Exhibits and Reports on Form 8-K. . . . . . . . . . . . . .  51

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

   The Company's assets at December 31, 1998 consist primarily of the investment in the Bank of $12.1 million, multifamily real estate loans of $6.3 million, commercial real estate loans totaling $2.3 million, construction loans of $900,000, one-to-four family mortgage loans of $648,000 and commercial loans totaling $560,000. All loans were originated at the Bank and sold to the Company. The Company does not transact any other material business except through its subsidiary, the Bank.

Business of the Bank

   The Bank was originally chartered in 1908 and became a federally chartered mutual savings institution in 1938. Prior to changing its name to First Federal Savings Bank of Champaign-Urbana in January, 1995, the Bank operated as First Federal Savings and Loan Association of Champaign. The Bank's primary market area consists of Champaign County, Illinois, which includes the cities of Champaign and Urbana. The economy in the Bank's primary market area is predominantly related to the University of Illinois, medical and health care related businesses, a major food processing operation and agriculture. The Bank maintains three offices, two in Champaign and one in Urbana, and provides a full range of retail banking services at each office, with emphasis on one- to four-family residential mortgage loans and consumer and commercial loans. At December 31, 1998, the Bank had total assets, liabilities and stockholders' equity of $144.6 million, $132.5 million, and $12.1 million, respectively.

   The Bank's principal business consists of the acceptance of retail deposits from the residents and small businesses surrounding its branch offices and the investment of those deposits, together with funds generated from operations, primarily in one- to four-family residential mortgage loans. The Bank also invests in multifamily mortgage loans, commercial real estate loans, construction loans, land development loans and commercial and consumer loans. The Bank, from time to time, originates loans for sale during certain designated periods and, to a lesser extent, may sell loans from its portfolio. The Bank retains virtually all the servicing rights of loans sold. At

December 31, 1998, the Bank's gross loan portfolio totaled $112.0 million or 77.5% of total assets. In addition to its lending activities, the Bank also invests in U.S. Treasury and Agency securities and local municipal securities. At December 31, 1998, the Bank's securities portfolio totaled $3.0 million. Securities totaling $1.0 million were designated as available for sale and the remaining $2.0 million was classified as held to maturity. The Bank also had $8.6 million invested in an overnight money market fund and $5.4 million invested in interest-bearing demand deposits at December 31, 1998.

   The Bank's revenues are derived principally from interest on its mortgage, consumer and commercial loans, and, to a lesser extent, interest and dividends on its securities. The Bank's primary sources of funds are deposits, principal and interest payments and principal prepayments on loans, and proceeds from Federal Home Loan Bank ("FHLB") advances. Through its wholly-owned service corporation, Park Avenue Service Corporation ("PASC"), the Bank engages in brokerage services through a third party broker-dealer, Scout Brokerage Services, Inc. and also sells tax deferred annuities to the Bank's customers and members of the public. In September 1997, PASC formed GTPS Insurance Agency ("Agency") to provide insurance related products to customers. The Agency sells a variety of insurance products including life, health, auto, property and casualty insurance.

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

Loan Portfolio Composition. The following table sets forth the composition of the consolidated loan portfolio in dollar amounts and in percentages of the respective portfolios at the dates indicated:

                                                  Amount of Loans Outstanding at
                                      ------------------------------------------------------
                                      December   December   December  September    September
                                      31, 1998   31, 1997   31, 1996    30,1995(1)  30, 1994
                                      --------  ---------  ---------   ---------   ---------
                                                        (in thousands)
Real estate:
 One- to four-family residential     $  66,694   $ 57,613   $ 51,620   $ 41,254    $ 37,436
 Multifamily residential                16,956     18,174      9,446      5,736       4,580
 Commercial                             14,500     10,296      9,363     11,261      11,312
 Construction                            3,657      1,615      2,035        447       2,948
 Land                                      185        559        495        275         722
Commercial business                      9,435     11,967      8,191      8,558       8,600
Consumer                                11,245     12,088     10,667     10,112       7,200
                                       -------    -------    -------    -------      ------
   Total loans, gross                  122,672    112,312     91,817     77,643      72,798
 Allowance for loan losses                (925)      (497)      (374)      (231)       (217)
                                       -------    -------    -------    -------      ------
   Total loans, net                  $ 121,747  $ 111,815   $ 91,443   $ 77,412    $ 72,581
                                       =======    =======    =======    =======      ======

                                                 Percentage of Loans Outstanding at
                                     -------------------------------------------------------
                                      December   December   December  September   September
                                      31, 1998   31, 1997   31, 1996   30,1995    30, 1994
                                      --------  ---------  ---------  ---------   ---------
Real estate:
 One- to four-family                     54.37%     51.30%     56.22%     53.13%      51.42%
 Multifamily residential                 13.82      16.18      10.29       7.39        6.29
 Commercial                              11.82       9.17      10.20      14.50       15.54
 Construction                             2.98       1.44       2.22        .58        4.05
 Land                                      .15        .50        .54        .35         .99
Commercial business                       7.69      10.66       8.92      11.02       11.81
Consumer                                  9.17      10.75      11.61      13.03        9.90
                                       -------     -------    -------     -------     -------
 Total loans                            100.00%    100.00%    100.00%    100.00%     100.00%
                                       =======    =======    =======    =======     =======



(1) In November 1995, the Company and the Bank each changed their fiscal year end from September 30 to December 31

   There were no loans held for sale at December 31, 1998. At that same date, 38.2% of total mortgage loans had adjustable interest rates, excluding consumer loans secured by second mortgages on real property.

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

Loan Maturity

   The following table shows the maturity of consolidated loans at December 31, 1998, and includes principal repayments. Principal repayments totaled $49.1 million, $38.9 million and $46.4 million for the year ended December 31, 1998, the year ended 1997,and the fifteen month period ended December 31, 1996. At December 31, 1998, all loans were classified as held for investment. While future loan prepayment activity cannot be projected, management anticipates that in periods of stable interest rates, prepayment activity would be lower than prepayment activity experienced in periods of declining interest rates. In general, the Bank originates adjustable and fixed-rate one- to four-family loans with maturities from 15 to 30 years, one-to-four family loans with balloon features which mature from 5 to 7 years, multifamily loans with maturities from 10 to 20 years, adjustable-rate commercial real estate loans with maturities of 15 to 25 years, commercial loans with maturities of from 1 to 5 years, and consumer loans with maturities of 1 to 5 years.

                                                                       December 31, 1998
                                                                       (in thousands)
                                    ------------------------------------------------------------------------------------------
                                     One- to    Multi        Real                                                  Total
                                       Four-    Family      Estate                                                 Loans
                                      Family  Residential  Commercial Construction   Land  Commercial  Consumer  Receivable
                                    ------------------------------------------------------------------------------------------
     Amounts due:
      One year or less             $  2,290        402          305       3,657        87     6,468      4,431     17,640

     After one year:
       More than one year to
        three years                   5,454        959        2,125          --        82     1,336      4,311     14,267
      More than three years
        to five years                 5,152      1,261        1,192          --        12       853      2,221     10,691
      More than five years
        to 10 years                  13,363     10,222        5,488          --         4       678        213     29,968
      More than 10 years
        to 20 years                  22,680      3,699        5,297          --        --       100         26     31,802
      More than 20 years             17,755        413           93          --        --        --         43     18,304

                                     -----------------------------------------------------------------------------------------
         Total due after
          December 31, 1999          64,404     16,554       14,195          --        98     2,967      6,814    105,032
                                     -----------------------------------------------------------------------------------------
         Total loans, gross          66,694     16,956       14,500       3,657       185     9,435     11,245    122,672

      Allowance for loan losses         (73)       (18)         (16)         (4)       --      (571)      (243)      (925)
                                     -----------------------------------------------------------------------------------------
         Total loans, net          $ 66,621     16,938       14,484       3,653       185     8,864     11,002    121,747
                                     =========================================================================================


   The following table sets forth, at December 31, 1998, the dollar amount of gross loans receivable, contractually due after December 31, 1999, and whether such loans have fixed interest rates or adjustable interest rates.



                                            Due After December 31, 1999
                                      --------------------------------------
                                        Fixed       Adjustable        Total
                                      --------------------------------------
                                                  (in thousands)

Real estate:
 One- to four-family residential      $ 48,803       $ 15,601      $ 64,404
 Multifamily residential                 6,603          9,951        16,554
 Commercial real estate                    865         13,330        14,195
 Construction                               --             --            --
 Land                                       28             70            98
Commercial business                      1,741          1,226         2,967
Consumer                                 6,814             --         6,814
                                        ------------------------------------
      Total loans                     $ 64,854       $ 40,178      $105,032
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

                                 Year           Year         Fifteen
                                 Ended         Ended       Months Ended
                              December 31,   December 31,   December 31,
                          ------------------------------------------------
                                 1998           1997            1996
                          ------------------------------------------------
                                           (in thousands)

Gross Loans (1)
Beginning balance           $ 112,312        $ 91,817        $ 77,643
 Loans originated:
  One- to four-family          16,138          12,071          21,806
  Multifamily residential       3,957          16,843           4,426
  Commercial real estate        3,863           3,493           4,288
  Construction                  6,466           2,688           3,610
  Land                             --              --             845
  Commercial business          19,369          12,197          13,412
  Consumer                      9,704          12,164          15,683
                            ----------------------------------------------
   Total loans originated      59,497          59,456          64,070
                            ----------------------------------------------
   Total                      171,809         151,273         141,713

Less:
  Transfer to real
     estate owned                  --              --              --
  Principal repayments        (49,093)        (38,889)        (46,400)
  Sales of loans                  (44)            (72)         (3,496)
                              ----------------------------------------------
Total loans, gross          $ 122,672       $ 112,312        $ 91,817
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

   At December 31, 1998, total consolidated gross loans outstanding were $122.7 million, of which $66.7 million or 54.4% were one- to four-family residential mortgage loans. Of the one- to four-family residential mortgage loans outstanding at that date, 77.0% were fixed-rate loans, and 23.0% were adjustable-rate mortgage loans. The interest rate for the majority of the Bank's adjustable-rate mortgage loans adjusts periodically based upon a spread above the one year U.S. Treasury index. The Bank currently offers a number of adjustable-rate mortgage loan programs with interest rates which adjust annually, either from the outset of the loan or after a 3, 5 or 7-year initial period in which the loan has a fixed rate. Such interest rate adjustments are limited to a 2% annual adjustment cap and a 6%

life-of-the-loan cap. The Bank also offers mortgage loans with balloon features. In general, these loans may be rolled over on the balloon date if the customer completes a new loan application and meets all of the underwriting criteria required of new customers. The Bank currently has no mortgage loans that are subject to negative amortization but may consider introducing such loans in the future. Negative amortization involves a greater risk to the Bank because during a period of high interest rates the loan principal may increase above the amount originally advanced.

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

   Multifamily Lending. The Company and the Bank originate fixed- and adjustable-rate multifamily residential mortgage loans generally secured by multiple unit apartment and university housing buildings located in the Company's and Bank's primary market area. At December 31, 1998, the consolidated multifamily loan portfolio was $17.0 million, or 13.9% of total gross loans. In reaching its decision on whether to make a multifamily loan, management considers the qualifications of the borrower as well as the underlying property. The factors considered include: the net operating income of the mortgaged premises before debt service and depreciation; the debt service ratio (the ratio of net earnings to debt service); and the ratio of loan amount to appraised value. Pursuant to the Company's and the Bank's underwriting policies, an adjustable-rate multifamily mortgage loan may only be made in an amount up to 80% of the appraised value of the underlying property. In addition, the Company and the Bank generally require a debt service ratio of 1.2% to 1.5% and the personal guarantee of the borrower. Properties securing a loan are appraised by an independent appraiser and title insurance is required on all loans.

   When evaluating the qualifications of the borrower for a multifamily loan, management considers the financial resources and income level of the borrower, the borrower's experience in owning or managing similar property and the previous lending experience with the borrower. The Company and the Bank's underwriting policies require that the borrower be able to demonstrate strong management skills and the ability to maintain the property from current rental income. The borrower should also present evidence of the ability to repay the mortgage and a history of making mortgage payments on a timely basis. In making its assessment of the creditworthiness of the borrower, management generally reviews the financial statements, employment and credit history of the borrower, as well as other related documentation. The largest multifamily loan at December 31, 1998 is a ten year fixed rate loan with an outstanding balance of $6.5 million which is secured by an apartment complex.

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

   These loans may be made with terms up to 30 years, fully amortized, and are generally offered at interest rates which adjust in accordance with the prime rate as reported in the Wall Street Journal. The Bank's underwriting standards and procedures are similar to those applicable to its multifamily loans, whereby the Bank considers the net operating income of the property and the borrower's expertise, credit history and profitability. The Bank has generally required that the properties securing commercial real estate loans have debt service coverage ratios of at least 1.2% to 1.5%. The largest commercial real estate loan in the Bank's portfolio at December 31, 1998, was a $1.8 million, five year adjustable rate, loan which was originated in February, 1998 and is secured by a multi tennant warehouse facility. At December 31, 1998, the consolidated commercial real estate loan portfolio totaled approximately $14.5 million or 11.8% of total consolidated gross loans. As part of its operating strategy, the Bank intends to increase its commercial real estate lending in its primary market area.

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

   Construction and Land Development Lending. The Bank originates loans for the acquisition and development of property to contractors and individuals in its primary market area. The Bank has made construction loans primarily to finance the construction of one- to four-family, owner-occupied residential properties and multifamily properties. These loans generally have maturities of one year or less. Loans for the construction of one-to four-family residences may be made in amounts up to 80% of the appraised value of the property or up to 95% of the appraised value of the property with private mortgage insurance. Loans for the construction of commercial and multifamily properties may be made in amounts up to 80% of the appraised value of the property, subject to the Bank's current limitation on loans-to-one-borrower. The Bank generally requires personal guarantees and may require an irrevocable takeout commitment from a generally recognized lender for an amount equal to or greater than the amount of the loan. Loan proceeds are disbursed in increments as construction progresses and as inspections warrant. Land development loans are determined on an individual basis, but generally they do not exceed 70% of the actual cost or current appraised value of the property, whichever is less. The largest construction loan in the Bank's portfolio at December 31, 1998 was a $900,000 loan originated in June, 1998. The interest rate on the loan floats daily with the national prime rate and the loan matures in July 1999. The loan is secured by a commercial warehouse. At December 31, 1998, the consolidated total of construction and land development loans was $3.7 million, which amounted to 3.0% of the consolidated total loan portfolio.

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

   Commercial Lending. The Company and Bank also offer secured and unsecured commercial business loans. At December 31, 1998, consolidated commercial business loans totaled $9.4 million, or 7.7% of the total loan portfolio. Commercial business loans consist of credit lines to support fluctuations in accounts receivable and inventory, conventional term loans, including both "owner-occupied" and "investment" real estate loans, working capital loans, business acquisition loans and small business loans. The Bank's policy is to generally make fixed-rate and variable rate commercial loans with terms of from 1 to 5 years. In making commercial loans, management considers primarily the value of the collateral if the loan is secured, the financial history and resources of the borrower, the borrower's ability to repay the loan out of net operating income and the lending history with the borrower. The Company's and Bank's policies have been generally to require the personal guarantee of all principal shareholders or partners for loans to corporations or partnerships, and an annual personal financial statement from all guarantors. The largest commercial loan or commercial credit relationship consists of unsecured commercial loans to one borrower which aggregated $1.5 million at December 31, 1998.

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

   Consumer Lending. The Bank has developed a consumer loan program to offer loans on a short term basis, generally up to five years, thereby reducing its interest rate risk exposure. The Bank's portfolio of consumer loans includes a combination of automobile, marine, home improvement, recreation, home equity loans, credit cards loans and overdraft protection loans. As of December 31, 1998, the Bank's consumer loans amounted to $11.2 million or 9.2% of the total loan portfolio. Consumer loans are generally originated in the Bank's primary market area and generally have maturities of one to five years.
 Consumer loans may be collateralized by personal property or secondary encumbrances on real estate. Unsecured consumer loans are generally made with a maximum maturity of 48 months.

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

   Consumer loans entail greater risks than one- to four-family residential mortgage loans, particularly consumer loans that are secured by rapidly depreciable assets such as automobiles or that are unsecured. In such cases, repossessed collateral for a defaulted loan may not provide an adequate source of repayment of the outstanding loan balance, since there is a greater likelihood of damage, loss or depreciation of the underlying collateral. Further, consumer loan collections are dependent on the borrower's continuing financial stability, and therefore are more likely to be adversely affected by job loss, divorce, illness or personal bankruptcy. Finally, the application of various federal and state laws, including federal bankruptcy and insolvency laws, may limit the amount which can be recovered on such loans in the event of a default. At December 31, 1998, consumer loans 90 days or more delinquent totaled $14,000 or 0.13% of consumer loans. As part of its operating strategy, the Bank intends to increase the level of its consumer lending in its primary market area.

   Loan Approval Procedures and Authority. The respective Boards of Directors authorize the lending activities of the Company and the Bank and establish the lending policies. The Board of Directors of the Bank has authorized the following persons to approve loans up to the amounts indicated: Loans in the amount of $150,000 for secured loans and $75,000 for unsecured loans may be approved by the President or Senior Vice President of Lending. One-to four-family residential mortgage loans in an amount not exceeding the maximum amount saleable to the secondary market (such amount currently is $240,000 may be approved by specified officers within the lending department. All other loan commitments or renewals must be referred to and approved by the Bank's Loan Committee, which is made up of four directors, the President and the Senior Vice President of Lending.

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

   Loan Servicing. The Bank also services mortgage loans for others. Loan servicing includes collecting and remitting loan payments, accounting for principal and interest, making inspections as required of mortgaged premises, contacting delinquent mortgagors, supervising foreclosures and property dispositions in the event of unremedied defaults, making certain insurance and tax payments on behalf of the borrowers and generally administering the loans. At December 31, 1998 the Bank was servicing $8.0 million of loans for others.

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

   The Bank's Loan Committee reviews and classifies the Bank's loans on a monthly basis and reports the results of its reviews to the Board of Directors. The Bank classifies loans in accordance with the management guidelines described above. At December 31, 1998, the Bank had no other real estate as a result of foreclosure, which is generally classified as Substandard. At December 31, 1998, the Bank had $1.5 million in assets classified as Substandard, $132,000 classified as Doubtful, zero classified as Loss, and $324,000 classified as Watch.

   The following table sets forth delinquencies in the Bank's loan portfolio as of the dates indicated.

                                              At December 31, 1998                        At December 31, 1997
                                   --------------------------------------------------------------------------------------
                                         60-89 Days          90 Days or More        60-89 Days        90 Days or More
                                   --------------------------------------------------------------------------------------
                                               Principal             Principal            Principal             Principal
                                     Number     Balance    Number     Balance   Number     Balance    Number     Balance
                                    of Loans   of Loans   of Loans   of Loans  of Loans   of Loans   of Loans   of Loans
                                   --------------------------------------------------------------------------------------
                                                        (dollars in thousands)
 One- to four-family residential         7      $ 170         5        $  95        5        $ 129        4       $  91
 Multifamily residential                --         --        --           --       --           --       --          --
 Commercial real estate                 --         --        --           --        4          373       --          --
 Construction and land                   1        168        --           --       --           --       --          --
 Commercial business                     1         20         1        1,363       --           --        2         277
 Consumer                                3          3         1           14        1            3        3          24
                                   --------------------------------------------------------------------------------------
    Total                               12      $ 361         7      $ 1,472       10        $ 505        9       $ 392
 Delinquent loans to total         ======================================================================================
    gross loans                                  0.29%                  1.20%                 0.45%               0.35%
                                   ======================================================================================
                                                                                      At December 31, 1996
                                                                       -------------------------------------------------
                                                                            60-89 Days                90 Days or More
                                                                       -------------------------------------------------
                                                                                   Principal                   Principal
                                                                         Number     Balance       Number        Balance
                                                                        of Loans   of Loans      of Loans      of Loans
                                                                       -------------------------------------------------
                                                                                       (dollars in thousands)
 One- to four-family residential                                           10       $ 221            4          $  53
 Multifamily residential                                                   --          --           --             --
 Commercial real estate                                                     1          16           --             --
 Construction and land                                                     --          --           --             --
 Commercial business                                                       --          --            1             57
 Consumer                                                                   3           6            6             67
                                                                       -------------------------------------------------
    Total                                                                  14       $ 243           11          $ 177
 Delinquent loans to total                                             =================================================
    gross loans                                                                      0.26%                       0.19%
                                                                       =================================================

   The one commercial business loan totaling $1.36 million which was 90 days or more past due at December 31, 1998 became 90 days or more delinquent during the fourth quarter of 1998. In 1999, prior to the issuance of this report, the borrower filed Chapter 11, or business reorganization bankruptcy. The loan is secured by business assets; however, the ratio of the value of the assets to the outstanding balance of the loan is undetermined at this time. Company management are working closely with attorneys to determine appropriate actions regarding this loan; however, the loan will most likely remain in a workout status for several months.

   One loan, totaling approximately $38,000 at December 31, 1998, was delinquent greater than 90 days at both December 31, 1998 and December 31, 1997. One loan totaling $14,000 at December 31, 1998 was delinquent 60-89 days at both December 31, 1998 and 1997. The majority of the delinquent borrowers have been making their monthly or periodic required payments; however, the borrowers delinquent at both December 31, 1998 and 1997 are habitually delinquent.

   Nonaccrual and Past Due Loans. The following table sets forth information regarding loans contractually past due 90 days or more. At December 31, 1998, there were no troubled-debt restructured loans within the meaning of Statement of Financial Accounting Standards No. 15 and no foreclosed properties classified as real estate owned. Total nonaccruing loans were $0 at December 31, 1998. At December 31, 1998, there were 7 accruing loans past due 90 days or more. The Bank continues to accrue interest on loans which are past due unless ultimate collection of all principal and interest is in doubt.

                                                   -----------------------------------------------------------------
                                                      Dec 31,       Dec 31,      Dec 31,       Sep 30,       Sep 30,
                                                        1998         1997         1996          1995(2)       1994
                                                   -----------------------------------------------------------------
                                                                         (dollars in thousands)
 Loans contractually past due 90 days or more       $ 1,472         $ 392        $ 177         $ 144         $ 156
                                                   =================================================================
 Allowance for loan losses as a percent
   of loans (1)                                        0.75%         0.44%        0.41%         0.30%         0.30%
 Allowance for loan losses as a percent of
   non-performing loans                               62.84%       126.79%      211.30%       160.42%       139.10%
 Non-performing loans as a percent of loans (1)        1.20%         0.35%        0.13%         0.19%         0.21%
 Non-performing assets as a percent of total
   assets                                              0.94%         0.28%        0.09%         0.13%         0.15%


 ---------------------------
 (1) Loans include gross loans less loans in process, undisbursed loan proceeds and deferred loan origination fees and discounts.

 (2) In November 1995, the Company and the Bank each changed their fiscal year end from September 30 to December 31

   Allowance for Loan Losses. The allowance for loan losses is established through a provision for loan losses based on management's evaluation of the risks inherent in the loan portfolio and the general economy. The allowance for loan losses is maintained at an amount management considers adequate to cover estimated losses in loans receivable which are deemed probable and can be estimated based on information available to management at such time.
While management believes the allowance for loan losses is sufficient to cover losses inherent in its loan portfolio at this time, no assurances can be given that the level of the allowance for loan losses will be sufficient to cover future loan losses incurred or that future adjustments to the allowance for loan losses will not be necessary if economic and other conditions differ substantially from the economic and other conditions used by management to determine the current level of the allowance for loan losses. The allowance is based upon a number of factors, including asset classifications, economic trends, industry experience and trends, industry and geographic concentrations, estimated collateral values, management's assessments of the credit risk inherent in the portfolio, historical loan loss experience, and the Bank's underwriting policies. As of December 31, 1998 and 1997, the allowance for loan losses was 0.75% and 0.44%, respectively, of total loans. Management will continue to monitor and modify the allowance for loan losses as conditions dictate. Various regulatory agencies, as an integral part of their examination process, periodically review the allowance for loan losses. These agencies may require additional valuation allowances, based on their judgments of the information available at the time of the examination.

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

   The following table sets forth activity in the allowance for loan losses for the periods set forth in the table.

                                          ---------------------------------------------------------------
                                              Dec 31,      Dec 31,       Dec 31,     Sep 30,     Sep 30,
                                               1998         1997          1996        1995(1)     1994
                                          ---------------------------------------------------------------
                                                                (Dollars in thousands)
 Balance at beginning of year                 $ 497        $ 374         $ 231      $ 217       $ 224
 Provision for loan losses                      456          156           325        132          74
 Charge-offs:
   One to four-family residential                --           --            --         --          --
   Multifamily residential                       --           --            --         --          --
   Commercial real estate                        --           --            --         --          --
   Construction and land                         --           --            --         --          --
   Commercial business                           --           20            35        102          80
   Consumer                                      36           18           151         24           3
                                           --------------------------------------------------------------
    Total charge-offs                            36           38           186        126          83
                                           --------------------------------------------------------------
 Recoveries:
   One- to four-family residential               --           --            --         --          --
   Multifamily residential                       --           --            --         --          --
   Commercial real estate                        --           --            --         --          --
   Construction and land                         --           --            --         --          --
   Commercial business                            6           --            --         --          --
   Consumer                                       2            5             4          8           2
                                           --------------------------------------------------------------
    Total recoveries                              8            5             4          8           2
                                           --------------------------------------------------------------
 Net charge-offs                                 28           33           182        118          81
                                           --------------------------------------------------------------
 Balance at end of period                     $ 925        $ 497         $ 374      $ 231       $ 217
                                           ==============================================================
 Ratio of net charge-offs during the
   period to average loans outstanding
   during the period                           0.02%        0.03%         0.22%      0.15%       0.11%
                                           ==============================================================

(1) In November 1995, the Company and the Bank each changed their fiscal year end from September 30 to December 31

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

                       -------------------------------------------------------------------------------------
                                       Amount of Allowance and Percentage of Allowance to Total Allowance
                             -------------------------------------------------------------------------------------
                               Dec 31, 1998     Dec 31, 1997     Dec 31, 1996     Sep 30, 1995(1)   Sep 30, 1994
                              --------------   --------------   --------------   --------------    --------------
                              Amount Percent   Amount Percent   Amount Percent   Amount Percent    Amount Percent
                              ------ -------   ------ -------   ------ -------   ------ -------    ------ -------
                                                            (dollars in thousands)
 One- to four-
   family residential         $  73    7.89%   $  64   12.88%   $  61   16.31%   $  31   13.42%    $  23   10.60%
 Multifamily residential         18    1.95       20    4.02       11    2.94       27   11.69        27   12.44
 Commercial real estate          16    1.73       11    2.21       11    2.94       14    6.06        10    4.61
 Construction and land            4    0.43        4     .81        4    1.07       --      --        --      --
 Commercial business            571   61.73      194   39.03      141   37.70       46   19.91        52   23.96
 Consumer                       243   26.27      204   41.05      146   39.04      113   48.92       105   48.39
                             -----------------------------------------------------------------------------------
                              $ 925  100.00%   $ 497  100.00%   $ 374  100.00%   $ 231  100.00%    $ 217  100.00%
                             ====================================================================================



(1) In November 1995, the Company and the Bank each changed their fiscal year end from September 30 to December 31

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

   At December 31, 1998, the Bank had $3.0 million in investment securities consisting of $2.0 million invested in Federal agency securities ($1.0 million classified as held to maturity and $1.0 million classified as available for sale) and $977,000 invested in local municipal securities.

   The following table sets forth certain information regarding the carrying and market value of the Company's and the Bank's short-term investments and securities at the dates indicated.

                                  --------------------------------------------------------------------
                                       Dec 31, 1998           Dec 31, 1997          Dec 31, 1996
                                  --------------------------------------------------------------------
                                   Amortized     Fair     Amortized     Fair     Amortized    Fair
                                     Cost        Value       Cost       Value       Cost      Value
                                  --------------------------------------------------------------------
                                                        (in thousands)
 Federated Liquid Cash Fund         $ 9,941    $ 9,941     $10,549    $10,549     $10,715   $10,715
                                  ====================================================================
 FHLB term deposits                      --         --     $    --    $    --       2,000      2,000
                                  ====================================================================
 Securities:
   Held to maturity:
    U.S. Treasury and
     Agency obligations             $ 1,000    $ 1,002     $ 1,000    $ 1,002     $ 3,000   $ 2,994
   Obligations of states and
     political subdivisions             977        986         300        303         400       402
                                  --------------------------------------------------------------------
      Total held to maturity          1,977      1,988       1,300      1,305       3,400     3,396
                                  --------------------------------------------------------------------
   Available for sale:
     U.S. Treasury and
      Agency obligations              1,000      1,001       1,996      1,999          --        --
                                  --------------------------------------------------------------------
       Total available for sale       1,000      1,001       1,996      1,999          --        --
                                  --------------------------------------------------------------------
       Total                        $ 2,977    $ 2,989     $ 3,296    $ 3,304     $ 3,400   $ 3,396
                                  ====================================================================

  The following table sets forth certain information regarding the carrying value, weighted average yields and contractual maturities of the Company's and the Bank's short-term investments and securities as of December 31, 1998.

                                                       At December 31, 1998
                          ---------------------------------------------------------------------------------------------------------
                                                  More than One          More than Five        More than Ten
                            One Year or Less    Year to Five Years     Years to Ten Years         Years               Total
                          ---------------------------------------------------------------------------------------------------------
                                     Weighted              Weighted              Weighted             Weighted             Weighted
                           Carrying   Average    Carrying   Average    Carrying   Average    Carrying  Average    Carrying  Average
                             Value     Yield       Value     Yield      Value      Yield      Value     Yield      Value    Yield
                          ---------------------------------------------------------------------------------------------------------
                                                      (dollars in thousands)
Federated Liquid Cash
  Fund                    $  9,941     4.92%    $     --       --%    $    --       --%     $    --      --%    $  9,941     4.92%
                          =========================================================================================================
Securities:
 Held to maturity:
  U.S. Treasury and
   Agency obligations     $     --        --%   $  1,000     5.94%    $    --       --%     $    --      --%    $  1,000     5.94%
  Obligations of states
   and political
   subdivisions(1)             450      3.98         527     3.91          --       --           --      --          977     3.94
 Available for sale:
  U.S. Treasury and
   Agency obligations           --        --       1,001     6.01          --       --           --      --        1,001     6.01
                          ---------------------------------------------------------------------------------------------------------
      Total securities    $    450      3.98%   $  2,528     5.54%    $    --       --%     $    --      --%    $  2,978     5.31%
                          =========================================================================================================


(1) The weighted average yields for obligations of states and political subdivisions were not calculated on a tax equivalent basis

Source of Funds

   General. Deposits, loan repayments and prepayments, proceeds from sales of loans, cash flows generated from operations and FHLB advances are the primary sources of the Bank's funds for use in lending, investing and for other general purposes.

   Deposits. The Bank offers a variety of deposit accounts with a range of interest rates and terms. For the fiscal year ended December 31, 1998, average certificates of deposit were $73.5 million and were 62.9% of total average deposits of $116.8 million. Average deposits were $107.6 million for the year ended December 31, 1997. The flow of deposits is influenced significantly by general economic conditions, changes in money market rates, prevailing interest rates and competition. The Bank's deposits are obtained predominately from the areas in which its branch offices are located. The Bank relies primarily on customer service and long-standing relationships with customers to attract and retain these deposits; however, market interest rates and rates offered by competing financial institutions significantly affect the Bank's ability to attract and retain deposits. From time to time, the Bank solicits certificate accounts in excess of $100,000.

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

   At December 31, 1998, the Bank had $10.4 million in certificate accounts in amounts of $100,000 or more maturing as follows:

                                                  Amount         Weighted
      Maturity Period                         (in thousands)   Average Rate
     ----------------                             -------      ------------
Three months or less                              $ 1,818         5.55%
Over three through six months                       1,124         5.24%
Over six months through 12 months                   4,609         5.48%
Over 12 months                                      2,804         6.03%
                                                  -------
 Total                                           $ 10,355         5.62%
                                                  ========================


   The following table sets forth the distribution of the Bank's average deposit accounts for the periods indicated and the weighted average interest rates on each category presented.


                               ---------------------------------------------------------------------------------------------------
                                     December 31, 1998                 December 31, 1997                December 31, 1996
                               ---------------------------------------------------------------------------------------------------
                                           Percent                           Percent                           Percent
                                           of Total   Weighted               of Total   Weighted               of Total   Weighted
                                Average    Average    Average     Average    Average    Average     Average    Average    Average
                                Balance    Deposits     Rate      Balance    Deposits     Rate      Balance    Deposits    Rate
                                -------    ---------  --------    --------   ---------  --------    -------    --------  --------
                                                  (dollars in thousands)
 Money market deposits         $  7,577       6.49%      2.92%     $ 7,199     6.70%     2.47%      $ 6,590      7.68%      2.01%
 Passbook deposits               14,912      12.76       2.00       15,116    14.05      2.00        15,991     18.64       1.99
 NOW and other demand deposits   14,259      12.21       1.55       14,060    13.07      1.73        12,552     14.63       1.73
 Non-interest bearing deposits    6,591       5.64       0.00        4,788     4.45      0.00         3,432      4.00       0.00
                                -------     ------                  ------   ------                 -------    ------
    Total                        43,339      37.10       1.76%      41,163    38.27      1.76%       38,565     44.95       1.73%
                                -------     ------     ======       ------   ------     =====       -------    ------      =====
 Certificates accounts:
   Three months or less             218        .19       3.93%         198      .19      3.46%          337       .39       3.50%
   Over three through six months 17,637      15.10       5.38       14,048    13.06      5.31        12,364     14.41       5.01
   Over six through 12 months    13,193      11.29       5.41       14,332    13.33      5.49        15,935     18.57       5.40
   Over one to three years       31,670      27.11       5.88       28,719    26.70      5.92        13,800     16.09       5.51
   Over three to five years       5,496       4.71       6.18        5,209     4.84      5.90         3,423      4.00       5.53
   Over five to ten years         5,271       4.50       6.75        3,886     3.61      6.83         1,364      1.59       6.95
                                -------     ------                 -------   ------                 -------    ------
    Total certificates           73,485      62.90       5.74%      66,392    61.73      5.72%       47,223     55.05       5.35%
                                -------     ------     ======      -------   ------     =====       -------    ------      =====
    Total average deposits     $116,824     100.00%               $107,555   100.00%                $85,788    100.00%
                                =======     ======                 =======   ======                 =======    ======


   The following table presents, by various categories, the amount of certificate accounts outstanding at the dates indicated and the periods to maturity of the certificate accounts outstanding at December 31, 1998.

                               Period to Maturity from December 31, 1998
                          ------------------------------------------------------------
                                                                                           At         At         At
                          Less than     One to       Two to      Three to    Over Four   Dec 31,    Dec 31,    Dec 31,
                           One Year   Two Years   Three Years   Four Years     Years      1998       1997       1996
                          ---------   ---------    -----------    ----------    ---------   ------     ------     ------
                                                    (in thousands)
 Certificate accounts:
   0 to 4.00%              $   316    $     6       $    --       $    --     $    --   $   322    $   156    $   340
   4.01% to 5.00%           11,078      2,266           269            --          --    13,613      1,730      9,144
   5.01% to 6.00%           34,703      9,343           719         1,727         265    46,757     46,685     38,347
   6.01% to 7.00%            3,745      2,495         2,241            11       6,308    14,800     21,748     12,534
   7.01% to 8.00%               --         --            --            --         100       100        142        164
                           ------------------------------------------------------------------------------------------
    Total                  $49,842    $14,110       $ 3,229       $ 1,738     $ 6,673   $75,592    $70,461    $60,529
                           ==========================================================================================


   At December 31, 1998, the Bank had $7.0 million in advances from the FHLB and had no other borrowings. The Bank may obtain advances from the FHLB as part of its operating strategy. The maximum amount that the FHLB will advance to member institutions, including the Bank, fluctuates from time to time in accordance with the policies of the OTS and the FHLB.

   At December 31, 1998, the Company had $2.0 million in short-term borrowings which was comprised of a loan sold under a repurchase agreement. The obligation is secured by a multifamily residential mortgage loan and the rate on the agreement at December 31, 1998 was 6.0%.

   The following table sets forth certain information regarding the Company's and Bank's borrowed funds at or for the periods ended on the dates indicated:



                                          At or for the Year         At or for the year          At or for the fifteen
                                          Ended December 31,         Ended December 31,         months ended September 30,
                                         -------------------       -------------------------        -------------------

                                                 1998                         1997                          1996
                                                 ----                         ----                          ----
 Loans sold under repurchase agreement:
   Average balance outstanding                  $ 1,167                     $   --                        $   --
                                                =======                     ======                        ======
   Maximum amount outstanding at any
    month-end during the period                 $ 2,000                     $   --                        $   --
                                                =======                     ======                        ======
   Balance outstanding at end of period         $ 2,000                     $                             $   --
                                                =======                     ======                        ======
   Weighted average interest rate
    during the period                              5.83%                        --%                           --%
                                                =======                     ======                        ======
   Weighted average interest rate
    at end of period                               6.00%                        --%                           --%
                                                =======                     ======                        ======


 FHLB advances:
   Average balance outstanding                  $ 1,776                     $   --                        $   --
                                                =======                     ======                        ======
   Maximum amount outstanding at any
    month-end during the period                 $ 7,000                     $   --                        $   --
                                                =======                     ======                        ======
   Balance outstanding at end of period         $ 7,000                     $                             $   --
                                                =======                     ======                        ======
   Weighted average interest rate
    during the period                              4.73%                        --%                           --%
                                                =======                     ======                        ======
   Weighted average interest rate
    at end of period                               4.59%                        --%                           --%
                                                =======                     ======                        ======

Subsidiary Activities

   The Company is the parent corporation of one wholly-owned subsidiary, the Bank. The Bank's wholly-owned subsidiary, PASC, is currently engaged in an agency basis in brokerage services through a third-party broker dealer, Scout Brokerage Services, Inc. and in the sale of tax-deferred annuity products, primarily to customers of the Bank and members of the local community. PASC was also engaged in joint venture real estate development activities until the last lots were developed and sold in 1997. In September 1997, PASC formed GTPS Insurance Agency ("Agency") to provide insurance related products to customers. The Agency sells a variety of insurance products including life, health, auto, property and casualty insurance. As of December 31, 1998, PASC had assets of $1.1 million and for the year ended December 31, 1998 had net income of $58,000.

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

Personnel

   As of December 31, 1998, the Company, including the Bank and PASC, had 66 full-time employees and 20 part-time employees. The employees are not represented by a collective bargaining unit, and the Company considers its relationship with its employees to be good.

                         REGULATION AND SUPERVISION

General

   As a savings and loan holding company, the Company is required by federal law to file reports with, and otherwise comply with, the rules and regulations of the Office of Thrift Supervision ("OTS"). The Bank is subject to extensive regulation, examination and supervision by the OTS, as its primary federal regulator, and the FDIC, as the deposit insurer. The Bank is a member of the Federal Home Loan Bank System and its deposit accounts are insured up to applicable limits by the Savings Association Insurance Fund ("SAIF") managed by the FDIC. The Bank must file reports with the OTS and the FDIC concerning its activities and financial condition in addition to obtaining regulatory approvals prior to entering into certain transactions such as mergers with, or acquisitions of, other savings institutions. The OTS and/or the FDIC conduct periodic examinations to test the Bank's safety and soundness and compliance with various regulatory requirements. This regulation and supervision establishes a comprehensive framework of activities in which an institution can engage and is intended primarily for the protection of the insurance fund and depositors. The regulatory structure also gives the regulatory authorities extensive discretion in connection with their supervisory and enforcement activities and examination policies, including policies with respect to the classification of assets and the establishment of adequate loan loss reserves for regulatory purposes. Any change in such regulatory requirements and policies, whether by the OTS, the FDIC or the Congress, could have a material adverse impact on the Company, the Bank and their operations.
 Certain of the regulatory requirements applicable to the Bank and to the Company are referred to below or elsewhere herein. The description of statutory provisions and regulations applicable to savings institutions and their holding companies set forth in this Form 10-KSB does not purport to be a complete description of such statutes and regulations and their effects on the Bank and the Company.

Holding Company Regulation

   The Company is a non-diversified unitary savings and loan holding company within the meaning of federal law. As a unitary savings and loan holding company, the Company generally is not restricted under existing laws as to the types of business activities in which it may engage, provided that the Bank continues to be a qualified thrift lender ("QTL"). See "Federal Savings Institution Regulation - QTL Test." Upon any non-supervisory acquisition by the Company of another savings institution or savings bank that meets the QTL test and is deemed to be a savings institution by the OTS, the Company would become a multiple savings and loan holding company (if the acquired institution is held as a separate subsidiary) and would generally be limited to activities permissible for bank holding companies under Section 4(c)(8)of the Bank Holding Compan Act, subject to the prior approval of the OTS, and certain activities authorized by OTS regulation.

   A savings and loan holding company is prohibited from, directly or indirectly, acquiring more than 5% of the voting stock of another savings institution or savings and loan holding company, without prior written approval of the OTS and from acquiring or retaining control of a depository institution that is not insured by the FDIC. In evaluating applications by holding companies to acquire savings institutions, the OTS considers the financial and managerial resources and future prospects of the company and institution involved, the effect of the acquisition on the risk to the deposit insurance funds, the convenience and needs of the community and competitive factors.

   The OTS may not approve any acquisition that would result in a multiple savings and loan holding company controlling savings institutions in more than one state, subject to two exceptions: (i) the approval of interstate supervisory acquisitions by savings and loan holding companies and (ii) the acquisition of a savings institution in another state if the laws of the state of the target savings institution specifically permit such acquisitions. The states vary in the extent to which they permit interstate savings and loan holding company acquisitions.

   Although savings and loan holding companies are not subject to specific capital requirements or specific restrictions on the payment of dividends or other capital distributions, federal regulations do prescribe such restrictions on subsidiary savings institutions as described below. The Bank must notify the OTS 30 days before declaring any dividend to the Company. In addition, the financial impact of a holding company on its subsidiary institution is a matter that is evaluated by the OTS and the agency has authority to order cessation of activities or divestiture of subsidiaries deemed to pose a threat to the safety and soundness of the institution.

Federal Savings Institution Regulation

   Business Activities. The activities of federal savings institutions are governed by federal law and regulations. These laws and regulations delineate the nature and extent of the activities in which federal associations may engage. In particular, many types of lending authority for federal association, e.g. commercial, non-residential real property loans and consumer loans, are limited to a specified percentage of the institution's capital or assets.

   Capital Requirements. The OTS capital regulations require savings institutions to meet three minimum capital standards: a 1.5% tangible capital ratio, a 3% leverage ratio and an 8% risk-based capital ratio. In addition, the prompt corrective action standards discussed below also establish, in effect, a minimum 2% tangible capital standard, a 4% leverage ratio (3% for institutions receiving the highest rating on the CAMEL financial institution rating system), and, together with the risk-based capital standard itself, a 4% Tier I risk-based capital standard. The OTS regulations also require that, in meeting the tangible, leverage and risk-based capital standards, institutions must generally deduct investments in and loans to subsidiaries engaged in activities as principal that are not permissible for a national bank.

   The risk-based capital standard for savings institutions requires the maintenance of Tier I (core) and total capital (which is defined as core capital and supplementary capital) to risk-weighted assets of at least 4% and 8%, respectively. In determining the amount of risk-weighted assets, all assets, including certain off-balance sheet assets, are multiplied by a risk-weight factor of 0% to 100%, assigned by the OTS capital regulation based on the risks believed inherent in the type of asset. Core (Tier 1) capital is defined as common stockholders' equity (including retained earnings), certain noncumulative perpetual preferred stock and related surplus, and minority interests in equity accounts of consolidated subsidiaries less intangibles other than certain mortgage servicing rights and credit card relationships. The components of supplementary capital currently include cumulative preferred stock, long-term perpetual preferred stock, mandatory convertible securities, subordinated debt and intermediate preferred stock, the allowance for loan and lease losses limited to a maximum of 1.25% of risk-weighted assets and up to 45% of unrealized gains on available-for-sale equity securities with readily determinable fair values. Overall, the amount of supplementary capital included as part of total capital cannot exceed 100% of core capital.

   The capital regulations also incorporate an interest rate risk component. Savings institutions with "above normal" interest rate risk exposure are subject to a deduction from total capital for purposes of calculating their risk-based capital requirements. From the present time, the OTS has deferred implementation of the interest rate risk component. At December 31, 1998 the Bank met each of its capital requirements.

   The following table presents the Bank's capital position at December 31, 1998.


                                                            Capital
                                          Excess     --------------------
                 Actual    Required    (Deficiency)    Actual    Required
                 --------------------------------------------------------
                                                 (in thousands)

Tangible       $  11,441   $  2,163    $  9,278        7.90%      1.50%

Core
(Leverage)        11,441      4,325       7,116        7.90%      3.00%


Risk-based        12,366      7,185       5,181       13.80%      8.00%



   Prompt Corrective Regulatory Action. The OTS is required to take certain supervisory actions against undercapitalized institutions, the severity of which depends upon the institution's degree of undercapitalization.
Generally, a savings institution that has a ratio of total capital to risk weighted assets of less than 8%, a ratio of Tier 1 (core) capital to risk-weighted assets of less than 4% or a ratio of core capital to total assets of less than 4% (3% or less for institutions with the highest examination rating) is considered to be "undercapitalized." A savings institution that has a total risk-based capital ratio less than 6%, a Tier 1 capital ratio of less than 3% or a leverage ratio that is less than 3% is considered to be "significantly undercapitalized" and a savings institution that has a tangible capital to assets ratio equal to or less than 2% is deemed to be "critically undercapitalized." Subject to a narrow exception, the OTS is required to appoint a receiver or conservator for an institution that is "critically undercapitalized." The regulation also provides that a capital restoration plan must be filed with the OTS within 45 days of the date a savings institution receives notice that it is "undercapitalized," "significantly undercapitalized," or "critically undercapitalized." Compliance with the plan must be guaranteed by any parent holding company. In addition, numerous mandatory supervisory actions become immediately applicable to an undercapitalized institution, including, but not limited to, increased monitoring by regulators and restriction on growth, capital distributions and expansion. The OTS could also take any one of a number of discretionary supervisory actions, including the issuance of a capital directive and the replacement of senior executive officers and directors.

   Insurance of Deposit Accounts. Deposits of the Bank are presently insured by the SAIF. The FDIC maintains a risk-based assessment system by which institutions are assigned to one of three categories based on their capitalization and one of three subcategories based on examination ratings and other supervisory information. An institution's assessment rate depends upon the categories to which it is assigned. Assessment rates for SAIF member institutions are determined semiannually by the FDIC and currently range from zero basis points for the healthiest institutions to 27 basis points for the riskiest.

   In addition to the assessment for deposit insurance, institutions are required to make payments on bonds issued in the late 1980s by the Financing Corporation ("FICO") to recapitalize the predecessor to the SAIF. During 1998, FICO payments for SAIF member approximated 6.10 basis points, while Bank Insurance Fund ("BIF") members paid 1.22 basis points. By law, there will be equal sharing of FICO payments between SAIF and BIF members on the earlier of January 1, 2000 or the date the SAIF and BIF are merged.

   The Bank's assessment rate for fiscal 1998 was 6.10 basis points and the premium paid for this period was $69,000. The FDIC has authority to increase insurance assessments. A significant increase in SAIF insurance premiums would likely have an adverse effect on the operating expenses and results of operations of the Bank. Management cannot predict what insurance assessment rates will be in the future.

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

   Thrift Rechartering Legislation.   Legislation enacted in 1996 provided
that the BIF and SAIF were to have merged on January 1, 1999 if there were no more savings associations as of that date. Various proposals to eliminate the federal savings association charter, create a uniform financial institutions charter, abolish the OTS and restrict savings and loan holding company activities have been introduced in Congress. The Bank is unable to predict whether such legislation will be enacted or the extent to which the legislation would restrict or disrupt its operations.

   Loans to One Borrower. Federal law provides that savings institutions are generally subject to the limits on loans to one borrower applicable to national banks. Generally, savings institutions may not make a loan or extend credit to a single or related group of borrowers in excess of 15% of its unimpaired capital and surplus. An additional amount may be lent, equal to 10% of unimpaired capital and surplus, if secured by specified readily-marketable collateral. At December 31, 1998, the Bank's limit on loans to one borrower was $1.8 million, and the Bank's largest aggregate outstanding balance of loans to one borrower was $3.6 million. At the time this loan was originated, the Bank's limit on loans to one borrower exceeded the original balance of the loan.

   QTL Test.  The HOLA requires savings institutions to meet a QTL test.
Under the test, a savings association is required to either qualify as a "domestic building and loan association" under the Internal Revenue Code or maintain at least 65% of its "portfolio assets" (total assets less: (i) specified liquid assets up to 20% of total assets; (ii) intangibles, including goodwill; and (iii) the value of property used to conduct business) in certain "qualified thrift investments" (primarily residential mortgages and related investments, including certain mortgage-backed securities) in at least 9 months out of each 12 month period.

   A savings institution that fails the QTL test is subject to certain operating restrictions and may be required to convert to a bank charter. As of December 31, 1998, the Bank maintained 83.3% of its portfolio assets in qualified thrift investments and, therefore, met the QTL test. Recent legislation has expanded the extent to which education loans, credit card loans and small business loans may be considered "qualified thrift investments."

   Limitation on Capital Distributions. OTS regulations impose limitations upon all capital distributions by a savings institution, including cash dividends, payments to repurchase acquire its shares and payments to shareholders of another institution in a cash-out merger. The rule effective in 1998 establishes three tiers of institutions based primarily on an institution's capital level. An institution that exceeded all capital requirements before and after a proposed capital distribution ("Tier 1 Bank") and had not been advised by the OTS that it was in need of more than normal supervision, could, after prior notice but without obtaining approval of the OTS, make capital distributions during the calendar year equal to the greater of (i) 100% of its net earnings to date during the calendar year plus the amount that would reduce by one-half the excess capital over its capital requirements at the beginning of the calendar year or (ii) 75% of its net income for the previous four quarters. Any additional capital distributions required prior regulatory approval. At December 31, 1998, the Bank was a Tier 1 Bank. Effective April 1, 1999, the OTS's capital distribution regulation will change. Under the new regulation, an application to and the prior approval of the OTS will be required prior to any capital distribution if the institution does not meet the criteria for "expedited treatment" of applications under OTS regulations (i.e. , generally, examination ratings in the two top categories), the total capital distributions for the calendar year exceed net income for that year plus the amount of retained net income for the preceding two years, the institution would be undercapitalized following the distribution or the distribution would otherwise be contrary to a statute, regulation or agreement with the OTS. If an application is not required, the institution must still provide prior notice to OTS of the capital distribution. In the event the Bank's capital fell below its regulatory requirements or the OTS notified it that it was in need of more than normal supervision, the Bank's ability to make capital distributions could be restricted. In addition, the OTS could prohibit a proposed capital distribution by any institution, which would otherwise be permitted by the regulation, if the OTS determines that such distribution would constitute an unsafe or unsound practice.


   Liquidity. The Bank is required to maintain an average daily balance of specified liquid assets equal to a monthly average of not less than a specified percentage of its net withdrawable deposit accounts plus short-term borrowings. This liquidity requirement is currently 4%, but may be changed from time to time by the OTS to any amount within the range of 4% to 10%. Monetary penalties may be imposed for failure to meet these liquidity requirements. The Bank's liquidity ratio for December 31, 1998 was 15.67%, which exceeded the applicable requirements. The Bank has never been subject to monetary penalties for failure to meet its liquidity requirements.

   Assessments. Savings institutions are required to pay assessments to the OTS to fund the agency's operations. The general assessments, paid on a semi-annual basis, are computed upon the savings institution's total assets, including consolidated subsidiaries, as reported in the Bank's latest quarterly thrift financial report. The assessments paid by the Bank for the fiscal year ended December 31, 1998 totaled $41,000.

   Transactions with Related Parties. The Bank's authority to engage in transactions with "affiliates" (e.g., any company that controls or is under common control with an institution, including the Company and its non-savings institution subsidiaries) is limited by federal law. The aggregate amount of covered transactions with any individual affiliate is limited to 10% of the savings institution's capital and surplus. The aggregate amount of covered transactions with all affiliates is limited to 20% of the savings institution's capital and surplus. Certain transactions with affiliates are required to be secured by collateral in an amount and of a type described in federal law. The purchase of low quality assets from affiliates is generally prohibited. The transactions with affiliates must be on terms and under circumstances, that are at least as favorable to the institution as those prevailing at the time for comparable transactions with non-affiliated companies. In addition, savings institutions are prohibited from lending to any affiliate that is engaged in activities that are not permissible for bank holding companies and no savings institution may purchase the securities of any affiliate other than a subsidiary.

   The Bank's authority to extend credit to executive officers, directors and 10% shareholders ("insiders"), as well as entities such persons control, is also governed by federal law. Such loans are required to be made on terms substantially the same as those offered to unaffiliated individuals and also not involve more than the normal risk of repayment. Recent legislation created an exception for loans made pursuant to a benefit or compensation program that is widely available to all employees of the institution and does not give preference to insiders over other employees. The law limits both the individual and aggregate amount of loans the Bank may make to insiders based, in part, on the Bank's capital position and requires certain board approval procedures to be followed.

   Enforcement. The OTS has primary enforcement responsibility over savings institutions and has the authority to bring actions against the institution and all institution-affiliated parties, including stockholders, and any attorneys, appraisers and accountants who knowingly or recklessly participate in wrongful action likely to have an adverse effect on an insured institution. Formal enforcement action may range from the issuance of a capital directive or cease and desist order to removal of officers and/or directors to institution of receivership, conservatorship or termination of deposit insurance. Civil penalties cover a wide range of violations and can amount to $25,000 per day, or even $1 million per day in especially egregious cases. The FDIC has the authority to recommend to the Director of the OTS that enforcement action be taken with respect to a particular savings institution. If action is not taken by the Director, the FDIC has authority to take such action under certain circumstances. Federal law also establishes criminal penalties for certain violations.

   Standards for Safety and Soundness. The federal banking agencies have adopted Interagency Guidelines prescribing Standards for Safety and Soundness. The Guidelines set forth the safety and soundness standards that the federal banking agencies use to identify and address problems at insured depository institutions before capital becomes impaired. If the OTS determines that a savings institution fails to meet any standard prescribed by the guidelines, the OTS may require the institution to submit an acceptable plan to achieve compliance with the standard.

Federal Reserve System

   The Federal Reserve Board regulations require savings institutions to maintain non-interest earning reserves against their transaction accounts (primarily NOW and regular checking accounts). The regulations generally provide that reserves be maintained against aggregate transaction accounts as follows: for accounts aggregating $46.5 million or less (subject to adjustment by the Federal Reserve Board) the reserve requirement is 3%; and for accounts aggregating greater than $46.5 million, the reserve requirement is $1.395 million plus 10% (subject to adjustment by the Federal Reserve Board between 8% and 14%) against that portion of total transaction accounts in excess of $46.5 million. The first $4.9 million of otherwise reservable balances (subject to adjustments by the Federal Reserve Board) are exempted from the reserve requirements. The Bank complies with the foregoing requirements.


                        FEDERAL AND STATE TAXATION

Federal Taxation

   General. The Company and the Bank report their income on a calendar year, consolidated basis and use the accrual method of accounting, and are subject to federal income taxation in the same manner as other corporations with some exceptions, including particularly the Bank's reserve for bad debts discussed below. The following discussion of tax matters is intended only as a summary and does not purport to be a comprehensive description of the tax rules applicable to the Bank or the Company. Neither the Company or the Bank have been audited by the IRS during the last seven years, which covered the tax years 1992-98. For its 1998 taxable year, the Company and the Bank are subject to a maximum federal income tax rate of 39%.

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

   The Small Business Job Protection Act of 1996 (the "1996 Act"), which was enacted on August 20, 1996, repeals the reserve method of accounting for bad debts for tax years beginning after 1995 and requires savings instituitions to reacature (i.e., take into income) certain portions of their accumulated bad debt reserves. Thrift institutions eligible to be treated as "small banks" (assets of $500 million or less) are allowed to use the Experience Method applicable to such institutions, while thrift institutions that are treated as large banks (assets exceeding $500 million) are required to use only the specific charge-off method. Thus, the PTI Method of accounting for bad debts is no longer available for any financial institution.

   A thrift institution required to change its method of computing reserves for bad debts will treat such change as a change in method of accounting, initiated by the taxpayer, and having been made with the consent of the IRS. Any Section 481(a) adjustment required to be taken into income with respect to such change generally will be taken into income ratably over a six-taxable year period, beginning with the first taxable year beginning after 1995, subject to a 2-year suspension if the "residential loan requirement" is satisfied.


   Under the residential loan requirement provision, the recapture required by the 1996 Act will be suspended for each of two successive taxable years, beginning with the Bank's 1996 taxable year, in which the Bank originates a minimum of certain residential loans based upon the average of the principal amounts of such loans made by the Bank during its six taxable years preceding its current taxable year.

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

Year 2000 Compliance

   As the year 2000 approaches, an important business issue has emerged regarding how existing computer application software programs and operating systems can accommodate this date value. Many existing application software products are designed to accommodate only two digits. If not corrected, many computer applications and systems could fail or create erroneous results by or at the Year 2000.

   The Company's Board of Directors approved a Year 2000 readiness plan in early 1998, which included the appointment of a Year 2000 compliance officer. This compliance officer spent the majority of 1998 identifying and evaluating areas that could be affected by the century date change and preparing for the Company's conversion of its primary software applications. In October, 1998, the Company converted from a service bureau environment to a new in-house system which processes all customer transactions and maintains balances and history for all loan and deposit customers. The new software provider has provided written assurances that its software is year 2000 compliant, meaning that the date fields in its software are already capable of handling the change to the year 2000. The Year 2000 compliance officer has begun testing of the new software program for Year 2000 compliance. The compliance officer is also in the process of testing other software programs for Year 2000 compatibility, including the Company's area network, wire transfer software and modem connections, check processing and ATM software and payroll, accounts payable and general ledger software. The Company expects such testing to be completed by the end of the second quarter of 1999.

   The Company's operations may also be affected by the Year 2000 compliance of its customers, significant suppliers and other vendors, including those vendors that provide non-information and technology systems. The Company has begun the process of requesting information related to the Year 2000 compliance of its major customers, significant suppliers and other vendors, by distributing questionnaires which request information on their Year 2000 readiness. However, the Company does not currently have complete information concerning the compliance status of its major customers, significant suppliers and other vendors. In the event that any of the Company's major customers, significant suppliers or other vendors do not successfully achieve Year 2000 compliance in a timely manner, the Company's business or operations could be adversely affected. The Company has prepared a contingency plan in the event that there are system interruptions. As part of the contingency plan, the Company intends to engage in alternative suppliers or other vendors if its current significant suppliers or vendors fail to meet Year 2000 operating requirements. There can be no assurances, however, that such plan or the performances by any of the Company's suppliers and vendors will be effective to remedy all potential problems.

   The lending activities of the Company are concentrated primarily in one- to four-family mortgage lending. Due to the small individual and aggregate balance of loans to one- to four-family borrowers, it has been determined that customer Year 2000 readiness issues should have an insignificant impact on the Company.

   The Company's direct expenses to date (other than the salary of Company employees involved in Year 2000 testing and compliance) have been less than $10,000 and the Company currently anticipates that the total costs related to Year 2000 compliance will not exceed $50,000. Material costs, if any, that may arise from the failure to achieve Year 2000 compliance by either the Company or its significant suppliers and other vendors is not currently determinable. To the extent that the Company's systems are not fully Year 2000 compliant, there can be no assurance that potential systems interruptions or the cost necessary to update software would not have a material adverse effect on the Company's business, financial condition, results of operations, cash flows or business projects. In the event that the Company's progress towards becoming Year 2000 compliant is deemed inadequate, regulatory action may be undertaken.

Impact of New Accounting Standards

   During 1998, the Financial Accounting Standards Board ("FASB") issued Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities." This Statement requires companies to record derivatives on the balance sheet at their fair value. Statement No. 133 also acknowledges that the method of recording a gain or loss depends on the use of the derivative.

   The new Statement applies to all entities. If hedge accounting is elected by the entity, the method of assessing the effectiveness of the hedging derivative and the measurement approach of determining the hedge's ineffectiveness must be established at the inception of the hedge.

   Statement No. 133 amends Statement No. 52 and supercedes Statements No. 80, 105 and 119. Statement No. 107 is amended to include the disclosure provisions about the concentrations of credit risk from Statement No. 105. Several Emerging Issues Task Force consensuses are also changed or modified by the provisions of Statement No. 133.

   Statement No. 133 will be effective for all fiscal years beginning after June 15, 1999. The Statement may not be applied retroactively to financial statements of prior periods. The adoption of the Statement will have no material impact on the Corporation's financial condition or result of operations.

   Accounting for Mortgage-Backed Securities Retained After the Securitization of Mortgage Loans Held for Sale by a Mortgage Banking Enterprise

   Also in 1998, the FASB issued Statement No. 134, "Accounting for Mortgage-Backed Securities Retained After the Securitization of Mortgage Loans Held for Sale by a Mortgage Banking Enterprise." It establishes accounting standards for certain activities of mortgage banking enterprises and for other enterprises with similar mortgage operations. This Statement amends Statement No. 65.

   Statement No. 65, as previously amended by Statements No. 115 and 125, required a mortgage banking enterprise to classify a mortgage-backed security as a trading security following the securitization of the mortgage loan held for sale. This Statement further amends Statement No. 65 to require that after the securitization of mortgage loans held for sale, an entity engaged in mortgage banking activities must classify the resulting mortgage-backed security or other retained interests based on the entity's ability and intent to sell or hold those investments.

   The determination of the appropriate classification for securities retained after the securitization of mortgage loans by a mortgage banking enterprise now conforms to Statement No. 115. The only new requirement is that if an entity has a sales commitment in place, the security must be classified into trading.

   This Statement is effective for the first fiscal quarter beginning after December 15, 1998. On the date the Statement is initially applied, an entity may reclassify mortgage-backed securities and other beneficial interests retained after the securitization of mortgage loans held for sale from the trading category, except for those with sales commitments in place. Those securities and other interests shall be classified based on the entity's present ability and intent to hold the investments. The adoption of this Statement will have no material impact on the Company's financial condition and results of operations.

Reporting on the Costs of Start-Up Activities

   During 1998, the Accounting Standards Executive Committee, ("AcSEC") issued Statement of Position 98-5, "Reporting on the Costs of Start-Up Activities." Statement of Position 98-5 will affect all non-government entities, including not-for-profits, reporting start-up costs in their financial statements.

   Some existing industry practices result in the capitalization and amortization of start-up costs. This Statement of Position requires that start-up costs be expensed when incurred. The Statement of Position applies to start-up activities and organizational costs associated with both development stage and established operating entities.

   According to Statement of Position 98-5, start-up activities are "those one-time activities related to opening a new facility, introducing a new product or service, conducting business in a new territory, conducting business with a new class of customer or beneficiary, initiating a new process in an existing facility, or commencing some new operation. Start-up activities include activities related to organizing a new entity commonly referred to as organizational costs."

   Statement of Position 98-5 is effective for fiscal years beginning on or after December 15, 1998. Earlier application is encouraged in fiscal years during which annual financial statements have not yet been issued. The adoption of this Statement will not have a material impact on the Company's financial condition or results of operation.

   In addition to historical information, this Annual Report may include certain forward looking statements based on current management expectations. The Company's actual results could differ materially from those management expectations. Factors that could cause future results to vary from current management expectations include, but are not limited to, general economic conditions, legislative and regulatory changes, monetary and fiscal policies of the federal government, changes in tax policies, rates and regulations of federal, state and local tax authorities, changes in interest rates, deposit flows, the cost of funds, demand for loan products, demand for financial services, competition, changes in the quality or competition, changes in the quality or composition of the Bank's loan and investment portfolios, changes in accounting principles, policies or guidelines, and other economic, competitive, governmental and technological factors affecting the Company's operations, markets, products, services and prices. Further description of the risks and uncertainties to the business are included in detail in Item 1, "Business" of the Company's 1998 Form 10-KSB.



                  EXECUTIVE OFFICERS OF THE REGISTRANT

   The following table sets forth certain information regarding the executive officers of the Company and the Bank who are not directors or Named Executive Officers as set forth in the Registrant's Proxy Statement for the Annual Meeting of Shareholders to be held on April 27, 1999 at pages 5 through 9.

                       Age at
     Name             12/31/98                       Position
----------------     ----------        -------------------------------------
Jane F. Adams            41            Chief Financial Officer, Secretary,
                                       Treasurer of Great American Bancorp,
                                       Inc. since April, 1995.  Senior Vice
                                       President - Finance, Secretary,
                                       Treasurer of Bank since February,
                                       1997.  Prior thereto, Vice President -
                                       Finance, Secretary, Treasurer of Bank
                                       since April, 1995. Secretary,
                                       Treasurer of PASC since April, 1995.
                                       Prior to April, 1995, Vice President
                                       and Controller, Champaign National
                                       Bank, Champaign, Illinois since 1986.

Melinda K. Waller        39            Senior Vice President - Deposit
                                       Acquisitions of Bank since February
                                       1997.  Prior thereto Vice President -
                                       Deposit Acquisitions of Bank since
                                       1991.

Paul D. Wilson           47            Senior Vice President - Lending of
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




                                                                                    Net Book Value
                                                                                    of Property or
                                                   Original                           Leasehold
                                        Leased       Date                          Improvements at
                                          or       Leased or     Date of Lease       December 31,
Location                                Owned      Acquired       Expiration             1998
                                       -------     ---------     -------------     ----------------
Administrative and Branch Office:
1311 South Neil Street
Champaign, Illinois                     owned      04/12/93            --            $ 5,238,000

Branch Offices:
1912 West Springfield (1)
Champaign, Illinois                    leased      12/01/79        12/01/04              206,000

301 West Springfield
Urbana, Illinois                        owned      01/27/80            --                782,000
                                                                                     -----------
                                                                      Total          $ 6,226,000
                                                                                     ===========


---------------
(1) The Bank has the option to extend the lease term for three consecutive ten-year periods.

   The Bank presently owns electronic data processing equipment, consisting of personal computers, printers, and item processing equipment with an approximate net book value of $450,000. The Bank does not provide data processing services for other financial institutions. In May 1998, the Bank installed an area network and in October 1998, the Bank converted its primary computer application to an in-house system. The Bank previously operated its main banking system through a third party service bureau.

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

Item 4.   Submission of Matters to a Vote of Security Holders.

   During the quarter ended December 31, 1998, no matters were submitted to a vote of security holders through a solicitation of proxies or otherwise.

                            PART II

Item 5.   Market for Common Equity and Related Stockholder Matters.

   Information relating to the market for Registrant's common stock and related stockholder matters appears under "Shareholder Information" in the 1998 Annual Report to Stockholders on pages 39 through 40 and is incorporated herein by reference.

Item 6.   Management's Discussion and Analysis or Plan of Operation.

   The above captioned information appears under the caption "Management's Discussion and Analysis in the 1998 Annual Report to Stockholders on pages 1 to 16 and is incorporated herein by reference.

Item 7.   Financial Statements

   The Consolidated Financial Statements of Great American Bancorp, Inc. and its subsidiary as of December 31, 1998 and 1997, together with the report of Olive LLP appears in the 1998 Annual Report to Stockholders on pages 17 to 38 and is incorporated herein by reference.

Item 8. Changes In and Disagreements With Accountants on Accounting and Financial Disclosure

          None
                                 PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act.

   The information relating to directors and executive officers of the Registrant is incorporated herein by reference to the Registrant's Proxy Statement for the Annual Meeting of Stockholders to be held on April 27, 1999 at pages 5 through 9, which will be filed within 120 days of the Registrant's fiscal year end.


Item 10.  Executive Compensation

   The information relating to executive and director compensation is incorporated herein by reference to the Registrant's Proxy Statement for the Annual Meeting of Stockholders to be held on April 27, 1999 at pages 9 through 11, which will be filed within 120 days of the Registrant's fiscal year end.

Item 11.  Security Ownership of Certain Beneficial Owners and Management

   The information relating to security ownership of certain beneficial owners and management is incorporated herein by reference to the Registrant's Proxy Statement for the Annual Meeting of Stockholders to be held on April 27, 1999 at pages 3 through 4, which will be filed within 120 days of the Registrant's fiscal year end.

Item 12.  Certain Relationships and Related Transactions

   The information relating to certain relationships and related transactions is incorporated herein by reference to the Registrant's Proxy Statement for the Annual Meeting of Stockholders to be held on April 27, 1998 at page 11, which will be filed within 120 days of the Registrant's fiscal year end.

Item 13.  Exhibits and Reports on Form 8-K.

     (a)       The following documents are filed as a part of this report:

          (1)    Financial Statements

          Consolidated Financial Statements of the Company are incorporated by reference to the following indicated pages of the 1998 Annual Report to Stockholders.


          Independent Auditor's Report . . . . . . . . . . . . . . . . . .17

          Consolidated Balance Sheet as of
          December 31, 1998 and 1997. . . . . . . . . . . . . . . . . . . 18

          Consolidated Statement of Income for the year
          ended December 31, 1998 and 1997  . . . . . . . . . . . . . . . 19

          Consolidated Statement of Comprehensive Income
          for the year ended December 31, 1998 and 1997 . . . . . . . . . 20

          Consolidated Statement of Stockholders' Equity for
          the year ended December 31, 1998 and 1997 . . . . . . . . . . . 20

          Consolidated Statement of Cash Flows for the year
          ended December 31, 1998 and 1997. . . . . . . . . . . . . . . . 21

          Notes to Consolidated Financial Statements  . . . . . . . . .22-38

          The remaining information appearing in the 1998 Annual Report to Stockholders is not deemed to be filed as part of this report, except as expressly provided herein.

          (2)   Schedules

          All schedules are omitted because they are not required or applicable, or the required information is shown in the consolidated financial statements or the notes thereto.

          (3) Exhibits

          The following exhibits are filed as part of this report:

          3.1    Certificate of Incorporation of Great American Bancorp, Inc.*
          3.2    Bylaws of Great American Bancorp, Inc.*
          4.0    Stock Certificate of Great American Bancorp, Inc.*
         10.1 First Federal Savings Bank of Champaign-Urbana Employee Stock Ownership Plan*
         10.2 Form of Employment Agreement between First Federal Savings Bank of Champaign-Urbana and George R. Rouse*
         10.3 Form of Employment Agreement between Great American Bancorp, Inc. and George R. Rouse*
         10.4 Form of Change of Control Agreements between First Federal Savings Bank of Champaign-Urbana and Jane F. Adams, Dale Pelg and Melinda Waller.*
         10.5    Great American Bancorp, Inc. 1995 Incentive Plan**
         10.6    Great American Bancorp, Inc. 1995 Incentive Plan***
                 (as amended and restated as of January 13, 1997)
         11.0    Computation of earnings per share (filed herewith)
         13.0 1998 Annual Report to Stockholders (only portions incorporated by reference filed herewith)
         21.0 Subsidiary information is incorporated herein by reference to "Part I - Subsidiaries"
         23.0    Consent of Independent Accountants
         27.0    Financial Data Schedule for fiscal year ended December 31,
                 1998.

__________________

            * Incorporated herein by reference into this document from the Exhibits to Form S-1, Registration Statement, as amended, filed on March 24, 1995, Registration No. 33-90614.

           ** Incorporated herein by reference into this document from the Registrant's Proxy Statement for the Annual Meeting of Stockholders held on February 14, 1997 which was filed on January 11, 1997 at Exhibit A.

          *** Incorporated herein by reference into this document from the Registrant's Report on Form 10-KSB for the fiscal year ended December 31, 1998.

     (b)    Reports on Form 8-K

   The Registrant filed a Report on Form 8-K on October 23, 1998. The Report on Form 8-K incorporated by reference press releases dated October 20, 1998 and October 22, 1998 attached as Exhibit 20, relating to the Registrant's unaudited results for the third quarter of 1998 and the completion of a common stock repurchase program.

                           SIGNATURES

   Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                        GREAT AMERICAN BANCORP, INC.

Date:    March 29, 1999                  By:   /s/ George R. Rouse
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

Date:      March 29, 1999                By:    /s/ George R. Rouse
     -----------------------          -------------------------------
                                      George R. Rouse
                                      President, Chief Executive
                                      Officer and Director

Date:      March 29, 1999                By:   /s/ Morgan C. Powell
     -----------------------          -------------------------------
                                      Morgan C. Powell
                                      Chairman of the Board
                                      of Directors

Date:      March 29, 1999                By:   /s/ James Acheson
     -----------------------          -------------------------------
                                      James Acheson, Director

Date:      March 29, 1999                By:   /s/ Clinton C. Atkins
     -----------------------          ------------------------
                                      Clinton C. Atkins, Director

Date:      March 29, 1999                By:   /s/ Ronald Kiddoo
     -----------------------          -------------------------------
                                      Ronald Kiddoo, Director

Date:      March 29, 1999                By:   /s/ Jane F. Adams
     -----------------------          -------------------------------
                                      Jane F. Adams
                                      Chief Financial Officer,
                                      Secretary and Treasurer
                                      (Principal Senior Accounting
                                      and Financial Officer)

                Exhibit 11.0  Computation of Earnings Per Share



Earnings per share

Earnings per share (EPS) were computed as follows
(dollar amounts in thousands except share data):

                                               Year Ended December 31, 1998
                                             -------------------------------
                                                        Weighted
                                                         Average   Per-Share
                                              Income      Shares     Amount
                                             -------------------------------
Basic Earnings Per Share

  Income available to common stockholders    $   848   1,396,800    $  0.61

Effect of Dilutive Securities
  Stock options                                           51,114
  Unearned incentive plan shares                          40,465

                                             -------------------------------
Diluted Earnings Per Share
  Income available to common stockholders
   and assumed conversion                    $   848   1,488,379    $  0.57
                                             ===============================


                                              Period Ended December 31, 1997
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

Results of Operations

General

The Company recorded net income of $848,000 in 1998 which was $25,000, or 2.9%, lower than the $873,000 reported for 1997. Basic earnings per share, however, grew $0.06, or 10.9%, from $0.55 in 1997 to $0.61 in 1998 and diluted earnings per share increased $0.04, from $0.53 per share in 1997 to $0.57 in 1998. The return on average assets was 0.57% for 1998 compared to 0.63% for 1997 and the return on average equity was 3.28% in 1998 compared to 3.02% for 1997.

Earnings were lower in 1998 due to an additional $300,000 recorded to the reserve for loan losses in the fourth quarter of 1998. Management recorded this additional reserve due to a $1.36 million commercial loan becoming non-performing during the fourth quarter. In 1999, prior to the issuance of this report, the borrower filed Chapter 11, or business reorganization, bankruptcy.
 The loan is secured by business assets; however, the ratio of the value of the assets to the outstanding balance of the loan is undetermined at this time. Company management are working closely with attorneys to determine appropriate actions regarding this loan; however, the loan will most likely remain in a workout status for several months.

Net Interest Income

Net interest income was $5.88 million in 1998, an increase of $280,000 or 5.0% from the $5.60 million recorded for 1997.

Interest Income - Interest income was $11.02 million in 1998, $860,000, or 8.5%, higher than the $10.16 million for the year ended December 31, 1997. Interest income from loans receivable totaled $10.18 million in 1998, an increase of $1.37 million, or 15.6%, from the $8.81 million reported for 1997. Interest income from investment securities decreased $151,000, from $384,000 in 1997 to $233,000 in 1998. Interest income from deposits with financial institutions and other institutions, which includes interest generated from interest-bearing demand and time deposits, interest on balances maintained in the Federated Liquid Cash Fund and dividends received on Federal Home Loan Bank ("FHLB") stock decreased from $960,000 in 1997 to $602,000 in 1998.

Interest income from loans receivable increased in 1998 primarily due to loan growth. The average balance of total loans increased from $102.57 million in 1997 to $119.49 million in 1998, an increase of $16.92 million, or 16.5%. Comparing average totals from 1997 to 1998, all major loan categories experienced growth during 1998:

                                 Average      Average
                                 Balance      Balance             Percentage
                                  1998         1997      Change     Change
----------------------------------------------------------------------------
One-to four-family
  mortgage loans                $ 61,830    $ 54,734    $ 7,096      13.0%
Multi-family mortgage loans       17,250      15,063      2,187      14.5
Commercial mortgage loans         14,051      10,619      3,432      32.3
Construction loans                 3,001       1,553      1,448      93.2
----------------------------------------------------------------------------
  Total real estate loans         96,132      81,969     14,163      17.3
Commercial loans                  12,089       9,725      2,364      24.3
Consumer loans                    11,827      11,306        521       4.6
----------------------------------------------------------------------------
  Total loans                    120,048     103,000     17,048      16.6
Allowance for loan losses           (562)       (432)      (130)     30.1
----------------------------------------------------------------------------
  Total loans, net              $119,486    $102,568    $16,918      16.5%
============================================================================

The growth in real estate loans occurred mainly as a result of stable to declining mortgage interest rates during 1997 and 1998, resulting in increased loan originations and refinancing activity. Interest rates were also a factor in the growth in the commercial and consumer segments; however, management has also continued strategies implemented in late 1996 and during 1997 which were designed to promote growth in these loan categories. These strategies included the introduction of an overdraft protection product, a new credit card program and the hiring of an additional commercial loan officer.

During 1998, loan growth was primarily funded by reductions in interest-bearing demand deposits, interest-bearing time deposits, investment securities and balances maintained in the Federated Liquid Cash Fund, and by increases in customer deposits, short-term borrowings and long-term debt.

The average balance of interest-bearing demand deposits declined $3.2 million, from $7.38 million in 1997 to $4.18 million in 1998. The Company maintained no interest-bearing time deposits during 1998, while the average balance of these deposits during 1997 was $855,000. The interest-bearing demand and time deposits maintained by the Company during 1998 and 1997 were chiefly deposits used for short-term cash needs and were primarily maintained at the FHLB.

The Company also uses the Federated Liquid Cash Fund for depositing funds that may be required in the short-term. The average balances of the Federated Liquid Cash Fund was $7.49 million in 1998, $2.53 million less than the $10.02 million maintained in 1997.

Average investment securities were $3.19 million in 1998, down $2.48 million from the average $5.67 million maintained during 1997. The securities held during both years included primarily Federal agency and local municipal securities with maturities ranging from two to three years.

The average yield on interest-earning assets increased from 7.99% in 1997 to 8.16% in 1998, primarily due to the change in the mix of assets from lower yielding interest-bearing demand deposits, interest-bearing term deposits, Federated Liquid Cash Fund and investment securities to higher yielding loans. Loans as a percentage of total average interest-earning assets increased from 80.7% in 1997 to 88.5% in 1998.

Interest Expense - Interest expense increased from $4.55 million in 1997 to $5.14 million in 1998, an increase of $590,000, or 13.0%. Interest expense on deposits grew $440,000, or 9.7%, from $4.52 million in 1997 to $4.96 million in 1998, mainly due to growth in interest-bearing deposits, particularly certificates of deposit. Interest expense on other interest-bearing liabilities, which includes short-term borrowings and long-term debt, increased from $33,000 in 1997 to $183,000 in 1998.

The average balance of total interest-bearing deposits grew $7.46 million, or 7.26%, from $102.77 million in 1997 to $110.23 million in 1998. The majority of this growth was in the average balance of total certificates of deposit which increased $7.10 million, or 10.7%, from $66.39 million in 1997 to $73.49 million in 1998. The average balances of interest-bearing demand deposits and savings deposits were relatively unchanged from 1997 to 1998. The average balances of total insured money market accounts ("IMMA") and NOW accounts increased $378,000 and $199,000 in 1998, while the average balance of savings accounts declined by $204,000.

Approximately $4.97 million of the growth in average certificate of deposits occurred in the two year to thirty month maturity categories. Management implemented special deposit promotions toward the end of 1997 and in the beginning of 1998 targeting these categories in order to provide funding for loans, secure new customers and to retain existing customers.

Other certificates of deposit categories which grew during 1998 included certificates with maturities ranging from four to eight years and retirement certificates. The average total of certificates with four to eight year maturities was $1.67 million higher in 1998, while the average total of retirement certificates was $810,000 higher.

Interest expense on interest-bearing liabilities other than deposits grew during 1998 as a result of the Company borrowing short-term funds under repurchase agreements and also borrowing longer-term funds through FHLB advances. In June, the Company sold $2.0 million in loans under agreements to repurchase in order to meet short-term funding needs, primarily funds needed to repurchase treasury stock. In September, the Company borrowed $2.0 million in non-callable FHLB advances which mature in 2000. The Company borrowed an additional $5.0 million in FHLB advances in October which mature in 2008, but are callable by the FHLB beginning in 2001. The Company borrowed from the FHLB in order to provide liquidity for loans and for the purchase of treasury stock. The Company maintained no significant borrowing arrangements during 1997.

The average cost of interest-bearing liabilities increased from 4.41% in 1997 to 4.52% in 1998. The average rate on certificates of deposits was relatively unchanged, 5.74% in 1998 compared to 5.72% in 1997. The average rate on IMMA accounts increased from 2.47% in 1997 to 2.92% in 1998 due to a new product introduced during 1997 which earns a higher rate of interest for customers that maintain a minimum $10,000 balance. The average rate on NOW and other demand deposits declined from 1.73% in 1997 to 1.55% in 1998 due to the Company lowering the rate paid on these deposits during 1998.

Net interest income was $5.60 million 1997, a decline of $1.17 million from the $6.77 million recorded for the fifteen months ended December 31, 1996. However, the $5.60 million for 1997 is 3.3% higher than the $6.77 million for fiscal 1996 on an annualized basis. Interest income was $10.16 million for 1997 compared to $10.81 million for fiscal 1996, a 17.5% increase over the annualized amount for 1996. The increase on an annualized basis was primarily due to loan growth and an increase in the average balance of interest-bearing demand deposits, offset by a decrease in the average balance of the Federated Liquid Cash Fund and the average balance of investment securities. Interest expense increased from $4.04 million in fiscal 1996 to $4.55 million in 1997, an annualized increase of 40.9%, with most of the increase attributable to growth in interest-bearing deposits, particularly certificates of deposit with maturities from eighteen months to thirty months.

Average Balance Sheet - The following table presents the average balance sheet for the Company for the periods ended December 31, 1998, 1997 and 1996, the interest on interest-earning assets and interest-bearing liabilities and the related average yield or cost. The average balances are derived from average daily balances. The yields or cost are calculated by dividing income or expense by the average balance of assets or liabilities, respectively, for the periods shown except where noted otherwise. The yields and costs include fees which are considered adjustments to yields. The average yields and costs for the period ended December 31, 1996 were adjusted to reflect annualized percentages

                                       Consolidated Average Balance Sheet

                                                                      Period Ended
                                     -------------------------------------------------------------------------------------
                                         December 31, 1998             December 31, 1997          December 31, 1996 (1)
                                     --------------------------    --------------------------   --------------------------
                                                       Average                      Average                       Average
                                     Average            Yield/     Average            Yield/     Average            Yield/
                                     Balance  Interest   Cost      Balance  Interest   Cost      Balance  Interest   Cost
                                     -------  -------- -------     -------  --------  ------     -------  --------  ------
Assets
 Interest-earning assets:
  Interest-bearing demand deposits $   4,179   $   206    4.93%  $   7,380   $   378   5.12%   $   4,604   $   293   5.07%
  Federated Liquid Cash Fund           7,486       396    5.29      10,018       534   5.33       12,983       881   5.41
  Interest-bearing time deposits          --        --      --         855        48   5.61          179        12   5.34
  Investment securities, net (2)       3,192       189    5.92       5,671       347   6.12        7,488       557   5.93
  Loans, net (3)                     119,486    10,183    8.52     102,568     8,811   8.59       83,499     9,024   8.61
  FHLB stock                             665        44    6.62         545        37   6.79          465        40   6.86
                                  ----------------------------------------------------------------------------------------
   Total interest-earning assets     135,008    11,018    8.16%    127,037    10,155   7.99%     109,218    10,807   7.89%
Noninterest-earning assets            14,536                        12,021                        11,716
                                  ----------------------------------------------------------------------------------------
   Total assets                    $ 149,544                     $ 139,058                     $ 120,934
                                  ========================================================================================

Liabilities and Stockholders' Equity
 Interest-bearing liabilities:
  Insured money market deposits    $   7,577   $   221    2.92%  $   7,199   $   178   2.47%   $   6,590   $   166   2.01%
  Savings deposits                    14,912       298    2.00      15,116       303   2.00       15,991       400   1.99
  NOW and other demand deposits       14,259       221    1.55      14,060       243   1.73       12,552       272   1.73
  Certificates of deposit             73,485     4,218    5.74      66,392     3,794   5.72       47,223     3,168   5.35
                                  ----------------------------------------------------------------------------------------
   Total deposits                    110,233     4,958    4.50     102,767     4,518   4.40       82,356     4,006   3.88

  Short-term borrowings                1,167        68    5.83          --        --     --           --        --     --
  Long-term debt                       1,776        84    4.73          --        --     --           --        --     --
  Other interest-bearing
    liabilities                          513        31    6.04         469        33   7.04          416        36   6.90
                                  ----------------------------------------------------------------------------------------
   Total interest-bearing
     liabilities                     113,689     5,141    4.52%    103,236     4,551   4.41%      82,772     4,042   3.89%
 Noninterest-bearing liabilities       9,983                         6,910                         5,272
                                  ----------------------------------------------------------------------------------------
   Total liabilities                 123,672                       110,146                        88,044
 Stockholders' equity                 25,872                        28,912                        32,890
                                  ----------------------------------------------------------------------------------------
   Total liabilities and
     stockholders' equity          $ 149,544                     $ 139,058                     $ 120,934
                                  ========================================================================================
Net interest rate spread (4)                   $ 5,877    3.64%              $ 5,604   3.59%               $ 6,765   4.00%
                                  ========================================================================================
Net interest margin (5)                                   4.35%                        4.41%                         4.94%
                                  ========================================================================================
Ratio of interest-earning assets to
  interest-bearing liabilities                          118.76%                      123.06%                       131.95%
                                  ========================================================================================
</TABLE


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


     Rate/Volume Analysis - The following table presents the extent to which changes in interest rates and changes in the volume of interest-earning assets and interest-bearing liabilities have affected the Company's interest income and expense during the periods indicated. Information is provided in each category with respect to (i) changes attributable to changes in volume
(changes in volume multiplied by prior rate); (ii) changes attributable to changes in rate (change in rate multiplied by prior volume); and (iii) the net change. The changes attributable to the combined impact of volume and rate have been allocated proportionately to the changes due to volume and the changes due to rate. The interest income and interest expense amounts for the fifteen months ended December 31, 1996 were annualized in order to be comparable to interest income and interest expense for the fiscal years ended
December 31, 1998 and 1997.




                                            Year Ended                     Year Ended
                                         December 31, 1998              December 31, 1997
                                            Compared to                    Compared to
                                            Year Ended                    Period Ended
                                         December 31, 1997              December 31,1996
                                    --------------------------     ---------------------------
                                         Increase                       Increase
                                        (Decrease)                     (Decrease)
                                          Due to                         Due to
                                    --------------------------     ---------------------------
                                     Volume     Rate      Net       Volume     Rate      Net

                                    --------------------------     ---------------------------
Interest-earning assets:
  Interest-bearing demand deposits   $ (158)   $  (14)  $ (172)    $  143    $    1   $   144
  Federated Liquid Cash Fund           (134)       (4)    (138)      (158)      (13)     (171)
  Interest-bearing time deposits        (24)      (24)     (48)        38        --        38
  Investment securities, net           (147)      (11)    (158)      (111)       12       (99)
  Loans, net                          1,442       (70)   1,372      1,638       (46)    1,592
  FHLB stock                              8        (1)       7          5        --         5
                                    ----------------------------------------------------------
    Total interest-earning assets       647       216      863      1,424        85     1,509
                                    ----------------------------------------------------------

Interest-bearing liabilities:
  Insured money market deposits          10        33       43         13        32        45
  Savings deposits                       (4)       (1)      (5)       (18)        1       (17)
  NOW and other demand deposits           3       (25)     (22)        26        (1)       25
  Certificates of deposit               407        17      424      1,087       173     1,260
  Short-term borrowings, long-term
   debt and other interest-
   bearing liabilities                  160       (10)     150          4        --         4
                                    ----------------------------------------------------------
    Total interest-bearing
      liabilities                       470       120      590        867       450     1,317
                                    ----------------------------------------------------------
    Net change in net interest
      income                         $  177    $   96   $  273     $  557    $ (365)  $   192
                                    ==========================================================


Provision for Loan Losses

The provision for loan losses for the year ended December 31, 1998 was $456,000, compared to $156,000 for the year ended December 31, 1997. The provision for both periods reflects management's analysis of the Company's loan portfolio based on information which is currently available to it at such time. In particular, management considers the level of non-performing loans and potential problem loans. The higher provision for 1998 reflects the additional $300,000 in provision recorded during the fourth quarter of 1998 due to a $1.36 million commercial loan becoming nonperforming during the quarter. Total charge-offs for 1998 were $36,000 compared to $38,000 in 1997. The 1998 charge-offs were all consumer loans, while the 1997 charge-offs included $18,000 in consumer loans and $20,000 related to one commercial borrower. While Company management believes that the allowance for loan losses is sufficient based on information currently available to it, no assurances can be made that future events, conditions, or regulatory directives will not result in increased provisions for loan losses or additions to the allowance for loan losses which may adversely affect net income.

Noninterest Income

Noninterest income totaled $1.30 million in 1998, compared to $783,000 in 1997, an increase of $512,000, or 65.4%. Insurance sales commissions accounted for the largest portion of the increase, while brokerage commissions and service charges on deposits were also significantly higher in 1998.

Insurance sales commissions were $490,000 in 1998 compared to $41,000 in 1997. The increase in 1998 reflects a full year of commission income in 1998 compared to four months of income recorded in 1997. GTPS Insurance Agency was
formed in September, 1997.   Also, in March, 1998, the Agency added additional
business with the acquisition of the Cox, Lowry and Marsh Insurance Agency. Brokerage commissions increased from $61,000 in 1997 to $135,000 in 1998, reflecting increased brokerage activities, primarily customers investing in mutual funds and variable annuities.

Service charges on deposit accounts increased $32,000, or 7.1%, from $451,000 in 1997 to $483,000 in 1998, primarily returned check charges due to significant growth in noninterest-bearing checking accounts during 1998. The growth in noninterest-bearing checking accounts was primarily in commercial accounts and a "free" checking product that was established in 1997. The free checking product also carries a higher per check returned fee than other checking products.

Other income decreased from $55,000 in 1997 to $11,000 in 1998 due mainly to the completion of a real estate joint venture during 1997. The Company recorded income from the joint venture, mainly net gains on lot sales, of $33,000 during 1997.

Noninterest Expenses

Total noninterest expenses increased from $4.71 million in 1997 to $5.21 million in 1998, an increase of $500,000, or 10.6%. Salaries and employee benefits totaled $2.89 million in 1998, $360,000, or 14.2%, higher than the $2.53 million recorded in 1997. Approximately $276,000 of the increase was due to additional salaries and benefits expense of PASC. When the GTPS Insurance Agency was formed in September 1997, PASC hired two insurance agents. Then additional employees were added when the Agency acquired the Cox, Lowry Marsh Agency in March, 1998, including four agents. Two additional agents were hired later in 1998. Compensation expense was also higher in 1998 due to the Company's Employee Stock Ownership Plan ("ESOP"). ESOP expense was $468,000 in 1998, compared to $434,000 in 1997, an increase of $34,000, or
7.8% due to growth in the price of the Company's stock during 1987 and most of 1998. Salaries for employees other than those of PASC were $19,000 higher in 1998, due mainly to normal salary increases. Group health insurance expense was $21,000 higher in 1998 due to an increase in premium rates.

Net occupancy expense was $580,000 in 1998, $116,000, or 25%, higher than the $464,000 recorded in 1997. The majority of this increase was due to depreciation and other expenses associated with the completion of the third floor of the main banking facility in early 1998 where GTPS Insurance Agency
is now located.   Equipment expenses totaled $385,000 in 1998, $80,000, or
26.2%, higher than the $305,000 recorded in 1997. The additional expenses in 1998 include depreciation, maintenance, and other expenses relating to the purchase of furniture and computers for the Agency. Also, the Bank purchased computers, printers and software for a network installed in May, 1998 and acquired the software for its conversion to a new in-house main operating system in October, 1998. The Bank had previously operated its main banking system through a third party service bureau. Equipment expenses were also higher in 1998 due to maintenance expenses related to check processing equipment installed in January, 1997. The first year's maintenance on this equipment had been free.

Data processing fees declined $58,000, or 30.1%, from $193,000 in 1997 to $135,000 in 1998 due primarily to a reduction in the monthly fees charged by the Bank's service bureau beginning in June 1998. The Bank negotiated the lower fees subsequent to being informed that the service bureau would not be renewing its contract with the Bank which was due to expire in March, 1999. The Bank then converted to its new in-house system in October, 1998.

Legal and professional fees decreased $51,000, or 25.1%, from $203,000 in 1997 to $152,000 in 1998 due to lower attorney fees relating to holding company activities and a reduction in consulting fees. Marketing and advertising expenses increased $43,000, or 26.1%, from $165,000 in 1997 to $208,000 in
1998 due to the greater use of television and newspaper advertising during 1998 and an increase in local sponsorships and grants.

Income Tax Expense

Total income tax expense was $663,000 in 1998, compared to $651,000 in 1997. The increase is attributable to higher taxable income in 1998. The effective tax rates for the years ended December 31, 1998 and 1997 were 43.9% and 42.7%.
 The effective tax rate was lower in 1997 due to a higher level of state tax exempt interest income from U.S. Treasury and qualified Federal agency securities.

Financial Condition

Total consolidated assets of the Company increased from $141.97 million as of December 31, 1997 to $157.17 million as of December 31, 1998, an increase of $15.20 million, or 10.8%. The growth in assets occurred primarily in loans, cash and cash equivalents, premises and equipment and other assets, offset by a reduction in investment securities.

Total cash and cash equivalents increased $4.34 million, or 24.8% from $17.48
million at December 31, 1997 to $21.82 million at December 31, 1998.   The
increase represents the short-term investment of proceeds from FHLB advances entered into in September and October, 1998.

Total investment securities decreased $320,000, from $3.30 million at December
31, 1997 to $2.98 million at December 31, 1998.   During 1998,  the Company
purchased $2.00 million of Federal agency securities, designating $1.00 million of these securities as available for sale. The Company also purchased $777,000 in municipal securities, designating these securities as held to maturity. Municipal securities totaling $100,000 matured during 1998 and Federal agency securities totaling $3.00 million were called during 1998, including $2.00 million designated as available for sale. At December 31, 1998, the Company held $2.00 million of Federal agency securities with an average yield of 5.97% and maturing in 2001. The Company also held $977,000 in municipal securities with an average yield of 3.63% which mature in various years from 1999 to 2001. The municipal securities are exempt from federal income taxes.


Total net loans grew $9.93 million, or 8.9%, from $111.82 million at December
31, 1997 to $121.75 million at December 31,1998.   The following schedule
shows the balances by loan category at December 31 of each year, along with the change and percentage change:

                                Balance       Balance
                              December 31,  December 31,            Percentage
                                  1998          1997       Change     Change
------------------------------------------------------------------------------
One-to four family
  mortgage loans               $  66,694    $  57,613     $  9,081      15.8%
Multi-family mortgage loans       16,956       18,174       (1,218)     (6.7)
Commercial mortgage loans         14,685       10,855        3,830      35.3
Construction loans                 3,657        1,615        2,042     126.4
------------------------------------------------------------------------------
  Total real estate loans        101,992       88,257       13,735      15.6
Commercial loans                   9,435       11,967       (2,532)    (21.2)

Consumer loans                    11,245       12,088         (843)     (7.0)
------------------------------------------------------------------------------
  Total loans                    122,672      112,312       10,360       9.2
Allowance for loan losses           (925)        (497)        (428)    (86.1)

------------------------------------------------------------------------------
  Total loans, net             $ 121,747    $ 111,815     $  9,932       8.9%
==============================================================================

Stable to declining interest rates during 1998 resulted in increased loan originations and refinancing activity which was the major reason for the increase in one-to four family mortgage loans. This growth was primarily in fixed rate loans with fifteen and thirty year maturities. Favorable interest rates and a stable local economy were factors in the growth of commercial mortgage loans and construction loans. The majority of the construction loan balance at December 31, 1998 is commercial related. Multi-family mortgage loans and commercial loans each declined due to the payoff of one large borrower. The decline in consumer loans reflects payoffs exceeding loan originations during the year.

The allowance for loan losses increased from $497,000 at December 31, 1997 to $925,000 at December 31, 1998 due to the total provision recorded of $456,000, which included the $300,000 additional provision recorded in the fourth quarter of 1998, offset by net charge-offs of $28,000. The ratios of the Company's allowance for loan losses to total loans were .75% and .44% at December 31, 1998 and 1997. The ratios of the Company's allowance for loan losses to total nonperforming loans were 62.8% and 126.8% at December 31, 1998 and 1997.

Company management and the Board of Directors perform ongoing reviews of the loan portfolio in order to identify nonperforming loans and potential problem loans and to evaluate the adequacy of the allowance for loan losses. In performing its reviews, management classifies nonperforming and potential problem loans as either substandard, doubtful, loss or watch loans. A loan is considered substandard if it is inadequately protected by the current net worth and paying capacity of the borrower or of the collateral pledged, if any. Substandard loans include those characterized by the distinct possibility that the Company will sustain some loss if the deficiencies are not corrected. Loans classified as doubtful have all of the weaknesses inherent in those classified as substandard with the added characteristic that the weaknesses present make collection or liquidation in full, on the basis of currently existing facts and conditions, highly questionable and improbable. Loans classified as loss are those considered uncollectible and of such little value that their continuance as loans without the establishment of a specific loss reserve is not warranted. Loans which do not currently expose the Company to sufficient risk to warrant classification in one of the categories described above but possess weaknesses are classified as watch. The total of internally classified loans equals the sum of nonperforming loans, which are loans past due 90 days or more and nonaccruing loans, and potential problem loans.

Total classified loans at December 31, 1998 and 1997 are summarized as follows:


December 31                                            1998             1997
----------------------------------------------------------------------------
Watch                                             $     324       $      375
Substandard                                           1,537              538
Doubtful                                                132              227
----------------------------------------------------------------------------
  Total classified loans                          $   1,993       $    1,140
============================================================================
Nonperforming                                     $   1,472       $      392
Potential problem loans                                 521              748
----------------------------------------------------------------------------
  Total classified loans                          $   1,993       $    1,140
============================================================================
Impaired loans                                    $   1,800       $      730
============================================================================

There were no loans considered loss as of December 31, 1998 or December 31, 1997. Impaired loans include loans where, based on current information and events, it is probable that the Company will be unable to collect all amounts due according to the contractual terms of the loan agreement. If the present value of expected future cash flows, or in certain instances the observable market price of the loan or the fair value of the underlying collateral, is less than the recorded investment in the loan, then the Company recognizes an impairment by adjusting the allowance for loan losses with a corresponding charge to the provision for loan losses. The allowance for impaired loans included in the Company's allowance for loan losses was $419,000 and $206,000 at December 31, 1998 and 1997. All loans considered impaired at December 31, 1998 and 1997 were included in total classified loans.

Total classified assets increased $853,000 or 74.8% from $1.14 million at December 31, 1997 to $1.99 million at December 31, 1998. This increase is primarily the result of the $1.36 million commercial loan becoming nonperforming in the fourth quarter of 1998. This loan is classified as substandard and impaired as of December 31, 1998. In 1999, this borrower filed Chapter 11 bankruptcy. The loan is secured by business assets; however, the ratio of the value of the assets to the outstanding balance of the loan is undetermined at this time. Company management are working closely with attorneys to determine appropriate actions regarding this loan, however, the loan will most likely remain in a workout status for several months.

Additional classified loans at December 31, 1998 include loans to three
commercial borrowers totaling $339,000.   These loans were also classified at
December 31, 1997, with the balance totaling $532,000 on December 31, 1997. The Company continues to work with each of these borrowers to establish acceptable repayment schedules. These borrowers were all current with terms of their loan agreements as of December 31, 1998.

Also included in classified assets at December 31, 1998 were consumer loans to seven borrowers totaling $93,000 and residential mortgage loans to eight
customers totaling $201,000.   The majority of these loans are substantially
secured and the Company anticipates that the loans will be repaid satisfactorily either from repayment by the customer or from the sale of the underlying collateral.

Total premises and equipment increased $460,000 from $7.09 million at December 31, 1997 to $7.55 million at December 31, 1998, primarily furniture and equipment for GTPS Insurance Agency and computers, printers, and software for the Bank's area network implemented in May, 1998 and the new in-house computer system the Bank converted to in October, 1998.

Other assets were $2.34 million at December 31, 1998 compared to $1.71 million at December 31, 1997, an increase of $630,000. Approximately $374,000 of the increase is the unamortized balance of the excess of the purchase price over the tangible net assets acquired in the acquisition of the Cox, Lowry, and Marsh Insurance Agency which was completed by GTPS Insurance Agency in March,
1998.   Premiums receivable at the Agency increased $62,000 from December 31,
1997 to December 31, 1998. Prepaid expenses were $79,000 higher at December 31, 1998, primarily expenses related to insurance and marketing expenses.

Total deposits grew by $11.04 million, or 9.9%, from $111.98 million at December 31, 1997 to $123.02 million at December 31, 1998. The following table summarizes the balances of deposits at December 31, 1998 and 1997, the change in the balances and the percentage change:

                                Balance       Balance
                              December 31,  December 31,            Percentage
                                  1998          1997       Change     Change
------------------------------------------------------------------------------
Noninterest bearing
 checking accounts             $   8,401    $   5,463     $  2,938      53.8%

Interest bearing:
 NOW accounts                     15,051       14,019        1,032       7.4
 IMMA accounts                     8,871        6,969        1,902      27.3
 Savings accounts                 15,105       15,072           33        .2
 Certificates of deposit          75,592       70,461        5,131       7.3
------------------------------------------------------------------------------
  Total interest
   bearing deposits              114,619      106,521        8,098       7.6
------------------------------------------------------------------------------
  Total deposits               $ 123,020    $ 111,984     $ 11,036       9.9%
==============================================================================

The largest increase in noninterest bearing checking accounts occurred in personal checking accounts, other than free checking, which increased $1.54 million from December 31, 1997 to December 31, 1998. Free checking, a no service charge product introduced by the Company in early 1997 and actively marketed during 1998 increased $1.07 million from December 31, 1997 to December 31, 1998. Commercial checking accounts increased by $298,000.

The growth in NOW and IMMA accounts was primarily in the Company's Club Fed products. These products were introduced in early 1997 and provide enhanced services to customers including a higher rate of interest for maintaining required minimum balances. Total Club Fed NOW accounts increased by $620,000 from December 31, 1997 to December 31, 1998, while total Club Fed IMMA accounts increased by $1.8 million.

Certificate of deposit categories with the largest increases from December 31, 1997 to December 31, 1998 included the six month to one year categories, thirty month to four year categories and retirement certificates. Total six month certificates of deposit grew $1.18 million from December 31, 1997 to December 31, 1998, while one year certificates grew $948,000, thirty month certificates increased $966,000, four year certificates grew $908,000 and retirement certificates, which have varying maturities, increased by $1.06 million.

Short-term borrowings at December 31, 1998 included a loan sold under a repurchase agreement totaling $2.00 million. There were no short-term borrowings at December 31, 1997. The proceeds from the repurchase agreement were mainly used to fund the purchase of treasury stock. The obligation is secured by a multi-family residential loan maintained by the Company. The rate on the agreement was 6.0% at December 31, 1998.

Long-term debt totaled $7.00 million at December 31, 1998, compared to zero long-term debt at December 31, 1997. Long-term debt was comprised of two FHLB advances, one for $2.00 million at 5.31% maturing in 2000 and the second for $5.00 million, maturing in 2008 at 4.30%. The $5.00 million advance is callable by the FHLB beginning in 2001. Proceeds from the advances have provided liquidity for loans and treasury stock purchases.

Other liabilities increased by $300,000 from $1.70 million at December 31, 1997 to $2.00 million at December 31, 1998. Contracts payable related to insurance business acquired was $194,000 higher at December 31, 1998 compared to the balance owed at December 31, 1997 and GTPS Insurance Agency premiums due insurance companies increased $114,000.

Total stockholders' equity decreased from $28.29 million at December 31, 1997 to $23.15 million at December 31, 1998, a decrease of $5.14 million. This decline resulted from net income of $848,000, plus ESOP and incentive plan shares earned of $468,000 and $221,000, respectively, and $25,000 in treasury stock issued, less $604,000 in dividends declared, $6.10 million in treasury stock purchased, and $1,000 from the change in the unrealized gain on securities available for sale.

Subsequent to December 31, 1998, the Company announced plans to repurchase 10% of the Company's common stock, net of treasury stock, or 135,968 shares. The repurchased shares will be held as treasury shares to be used for general corporate purposes.

Liquidity and Capital Resources

The Company's primary sources of funds are deposits, principal and interest payments on loans, and, to a lesser extent, proceeds from the sale of loans. While maturities and scheduled amortization of loans are predictable sources of funds, deposit flows and mortgage prepayments are greatly influenced by general interest rates, economic conditions, and competition. The Bank is subject to required minimum liquidity ratios as established by the OTS, the Bank's primary regulator. These ratios are based upon a percentage of deposits and short-term borrowings. The ratio may vary at the direction of the OTS depending upon economic conditions and deposit flows and is currently 4%. The Bank's liquidity ratios were 15.67% and 16.38% at December 31, 1998 and 1997, respectively. The Company is not required to maintain a minimum level of regulatory liquidity.

The primary investment activity of the Company is the origination of mortgage loans, commercial and consumer loans, and the purchase of Federal agency securities. Asset acquisitions during the year ended December 31, 1998 were primarily funded by deposits, short-term borrowings, and long-term debt. Asset acquisitions during the year ended December 31, 1997 were primarily funded by deposits, a decrease in cash and cash equivalents and interest-bearing time deposits, principal repayments on loans and proceeds from the sale of adjustable-rate mortgage mutual funds which were sold in late 1996.

A review of the Consolidated Statement of Cash Flows included in the accompanying financial statements shows that the Company's cash and cash equivalents ("cash") increased $4.34 million during 1998 and decreased $8.93 million in the year ended December 31, 1997. Cash increased in the year ended December 31, 1998 due to net cash provided by operating activities of $2.66 million and net cash provided by financing activities of $13.34 million offset by cash used in investing activities of $11.66 million. Cash provided by operating activities included net income of $848,000, and noncash adjustments to net income including the provision for loan losses of $456,000, depreciation and amortization of $625,000, ESOP compensation expense of $468,000 and incentive plan expense of $221,000. Cash provided by financing activities included the increases in noninterest-bearing, interest bearing demand and savings deposits of $5.91 million, certificates of deposit of $5.13 million, short-term borrowings of $2.00 million, and long-term debt of $7.00 million, offset by cash used to pay dividends of $620,000, and the purchase of treasury stock of $6.10 million. Cash used in investing activities included the $10.36 million net increase in loans, which is primarily loan originations net of principal repayments, the $1.0 million purchase of securities available for sale, $1.77 million purchase of securities held to maturity, and the $1.05 purchase of premises and equipment, offset by proceeds from maturing and called securities of $3.10 million.

Cash decreased in the year ended December 31, 1997 due to net cash used in investing activities of $18.73 million offset by cash provided by operating activities of $2.24 million and net cash provided by financing activities of $7.56 million. Cash used in investing activities included the $20.49 million net increase in loans, which is primarily loan originations net of principal repayments, the $1.99 million purchase of securities available for sale and $3.0 million purchase of securities held to maturity, offset by a decrease in interest-bearing time deposits of $2.0 million and proceeds from maturing securities of $5.10 million. Cash flows from operating activities included net income of $873,000, and noncash adjustments to net income including the provision for loan losses of $156,000, depreciation and amortization of $444,000, ESOP compensation expense of $434,000 and incentive plan expense of $217,000. Cash provided by financing activities included the increases in certificates of deposit of $9.93 million and noninterest-bearing, interest bearing demand and savings deposits of $1.34 million, offset by cash used to pay dividends of $659,000, and the purchase of treasury stock of $3.05 million.

At December 31, 1998, the Bank exceeded all of its regulatory capital requirements with tangible capital and core capital both at $11.44 million or 7.9% of total adjusted tangible assets and risk-based capital at $12.37 million or 13.8% of total risk-weighted assets. The required ratios are 1.5% for tangible capital to tangible assets, 4.0% for core capital to tangible assets and 8.0% for risk-based capital to risk-weighted assets. See the accompanying Notes to Consolidated Financial Statements for the Bank's capital calculations as of December 31, 1998 and 1997.

The Company's most liquid assets are cash and cash equivalents. The level of cash and cash equivalents is dependent on the Company's operating, financing, lending and investing activities during any given period. At December 31, 1998, cash and cash equivalents totaled $21.82 million. The Company's future short-term requirements for cash are not expected to significantly change. However, in the event that the Company should require funds beyond its ability to generate them internally, additional sources of funds are available, such as FHLB advances. With no parent company debt and sound capital levels, the Company has several options for longer-term cash needs, such as for future expansion and acquisitions.

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

The Bank's interest rate risk strategy primarily consists of: (i) emphasizing the attraction and retention of core deposits, which tend to be a more stable source of funding; (ii) emphasizing the origination of adjustable rate mortgage loan products and short-term commercial loans, the origination of which is largely dependent on the market demand for such loans; (iii) when market conditions are favorable and in consideration of the regulatory requirements relating to required levels of residential loans which must be maintained by the Bank, selling fixed-rate one- to four-family mortgage loans; and (iv) investing in short-term U.S. Government securities. As a traditional thrift lender, the Bank has a significant amount of its earning assets invested in fixed-rate mortgages with contractual maturities greater than one year. At December 31, 1998, an aggregate of $54.68 million, or 34.8% of total assets, were invested in such assets.

The following table sets forth the amounts of interest-earning assets and interest-bearing liabilities outstanding at December 31, 1998 which mature or reprice in the periods shown. Except as stated in the table, the amount of assets and liabilities shown which reprice or mature during a particular period were determined in accordance with the earlier of term to repricing or the contractual maturity.


 Interest Rate Sensitivity (in thousands)
 At December 31, 1998
                                                           Over One      Over Three     Over Six
                                                            Month          Months        Months
                                              Within       Through        Through        Through
                                               One          Three           Six          Twelve      Over One
                                              Month         Months         Months        Months        Year         Total
                                            --------------------------------------------------------------------------------
Interest-earning assets:
  Interest-bearing demand deposits          $  15,386     $     --        $     --     $     --     $      --      $  15,386
  Investment securities, net (1)                   --           --             450           --         3,264          3,714
  Loans (2)                                     9,299        4,388           5,181        5,964        97,840        122,672
                                            --------------------------------------------------------------------------------
    Total interest-earning assets           $  24,685     $  4,388        $  5,631     $  5,964     $ 101,104      $ 141,772
                                            ================================================================================
Interest-bearing liabilities:
  NOW, savings and insured
    money market deposits                   $  39,027     $     --        $     --     $     --     $      --      $  39,027
  Certificates of deposit                       7,011        9,760          12,127       20,944        25,750         75,592
                                            --------------------------------------------------------------------------------
    Total interest-bearing deposits            46,038        9,760          12,127       20,944        25,750        114,619
  Short-term borrowings, long term debt
    and other interest-bearing liabilities         --           --              --           --         9,548          9,548
                                            --------------------------------------------------------------------------------
    Total interest-bearing liabilities         46,038        9,760          12,127       20,944        35,298        124,167
                                            --------------------------------------------------------------------------------
Excess (deficiency) of interest-earning
  assets over interest-bearing liabilities  $ (21,353)    $ (5,372)       $ (6,496)    $(14,980)    $  65,806      $  17,605
                                            ================================================================================
Cumulative excess (deficiency) of
  interest-earning assets over interest-
  bearing liabilities                       $ (21,353)    $(26,725)       $(33,221)    $(48,201)    $  17,605      $  17,605
                                            ================================================================================
Cumulative interest-earning assets
 divided by interest-bearing liabilities          .54          .52             .51          .46          1.14           1.14
                                            ================================================================================

(1) Includes FHLB stock and reflects repricing, contractual maturity or anticipated call date.
(2) Loans are placed in the various interest-sensitive periods based on historical prepayment tendencies as well as contractual terms.

The Company tends to be liability sensitive due to the levels of short-term NOW, savings and insured money market deposits maintained. However, the effect of rate increases on these deposits, which are mainly core retail deposits, tends to lag behind the change in market rates. This lag generally lessens the negative impact on net interest income during a period of rising interest rates. Based on the information provided in the table, assuming no management intervention, the effect of an increase in interest rates of 100 basis points would reduce annualized net interest income by approximately $214,000 in the one month category or approximately $267,000 in the three month category. A decrease in interest rates would have the opposite effect.

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

Year 2000 Compliance

As the year 2000 approaches, an important business issue has emerged regarding how existing computer application software programs and operating systems can accommodate this date value. Many existing application software products are designed to accommodate only two digits. If not corrected, many computer applications and systems could fail or create erroneous results by or at the Year 2000.

The Company's Board of Directors approved a Year 2000 readiness plan in early 1998, which included the appointment of a Year 2000 compliance officer. This compliance officer spent the majority of 1998 identifying and evaluating areas that could be affected by the century date change and preparing for the Company's conversion of its primary software applications. In October, 1998, the Company converted from a service bureau environment to a new in-house system which processes all customer transactions and maintains balances and history for all loan and deposit customers. The new software provider has provided written assurances that its software is year 2000 compliant, meaning that the date fields in its software are already capable of handling the change to the year 2000. The Year 2000 compliance officer has begun testing of the new software program for Year 2000 compliance. The compliance officer is also in the process of testing other software programs for Year 2000 compatibility, including the Company's area network, wire transfer software and modem connections, check processing and ATM software and payroll, accounts payable and general ledger software. The Company expects such testing to be completed by the end of the second quarter of 1999.

The Company's operations may also be affected by the Year 2000 compliance of its customers, significant suppliers and other vendors, including those vendors that provide non-information and technology systems. The Company has begun the process of requesting information related to the Year 2000 compliance of its major customers, significant suppliers and other vendors, by distributing questionnaires which request information on their Year 2000 readiness. However, the Company does not currently have complete information concerning the compliance status of its major customers, significant suppliers and other vendors. In the event that any of the Company's major customers, significant suppliers or other vendors do not successfully achieve Year 2000 compliance in a timely manner, the Company's business or operations could be adversely affected. The Company has prepared a contingency plan in the event that there are system interruptions. As part of the contingency plan, the Company intends to engage in alternative suppliers or other vendors if its current significant suppliers or vendors fail to meet Year 2000 operating requirements. There can be no assurances, however, that such plan or the performances by any of the Company's suppliers and vendors will be effective to remedy all potential problems.

The lending activities of the Company are concentrated primarily in one- to four-family mortgage lending. Due to the small individual and aggregate balance of loans to one- to four-family borrowers, it has been determined that customer Year 2000 readiness issues should have an insignificant impact on the Company.

The Company's direct expenses to date (other than the salary of Company employees involved in Year 2000 testing and compliance) have been less than $10,000 and the Company currently anticipates that the total costs related to Year 2000 compliance will not exceed $50,000. Material costs, if any, that may arise from the failure to achieve Year 2000 compliance by either the Company or its significant suppliers and other vendors is not currently determinable. To the extent that the Company's systems are not fully Year 2000 compliant, there can be no assurance that potential systems interruptions or the cost necessary to update software would not have a material adverse effect on the Company's business, financial condition, results of operations, cash flows or business projects. In the event that the Company's progress towards becoming Year 2000 compliant is deemed inadequate, regulatory action may be undertaken.

Current Accounting Issues

Accounting for Derivative Instruments and Hedging Activities

During 1998, the Financial Accounting Standards Board ("FASB") issued Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities." This Statement requires companies to record derivatives on the balance sheet at their fair value. Statement No. 133 also acknowledges that the method of recording a gain or loss depends on the use of the derivative.

The new Statement applies to all entities. If hedge accounting is elected by the entity, the method of assessing the effectiveness of the hedging derivative and the measurement approach of determining the hedge's ineffectiveness must be established at the inception of the hedge.

Statement No. 133 amends Statement No. 52 and supercedes Statements No. 80, 105 and 119. Statement No. 107 is amended to include the disclosure provisions about the concentrations of credit risk from Statement No. 105. Several Emerging Issues Task Force consensuses are also changed or modified by the provisions of Statement No. 133.

Statement No. 133 will be effective for all fiscal years beginning after June 15, 1999. The Statement may not be applied retroactively to financial statements of prior periods. The adoption of the Statement will have no material impact on the Corporation's financial condition or result of operations.

Accounting for Mortgage-Backed Securities Retained After the Securitization of Mortgage Loans Held for Sale by a Mortgage Banking Enterprise

Also in 1998, the FASB issued Statement No. 134, "Accounting for Mortgage-Backed Securities Retained After the Securitization of Mortgage Loans Held for Sale by a Mortgage Banking Enterprise." It establishes accounting standards for certain activities of mortgage banking enterprises and for other enterprises with similar mortgage operations. This Statement amends Statement No. 65.

Statement No. 65, as previously amended by Statements No. 115 and 125, required a mortgage banking enterprise to classify a mortgage-backed security as a trading security following the securitization of the mortgage loan held for sale. This Statement further amends Statement No. 65 to require that after the securitization of mortgage loans held for sale, an entity engaged in mortgage banking activities must classify the resulting mortgage-backed security or other retained interests based on the entity's ability and intent to sell or hold those investments.

The determination of the appropriate classification for securities retained after the securitization of mortgage loans by a mortgage banking enterprise now conforms to Statement No. 115. The only new requirement is that if an entity has a sales commitment in place, the security must be classified into trading.

This Statement is effective for the first fiscal quarter beginning after December 15, 1998. On the date the Statement is initially applied, an entity may reclassify mortgage-backed securities and other beneficial interests retained after the securitization of mortgage loans held for sale from the trading category, except for those with sales commitments in place. Those securities and other interests shall be classified based on the entity's present ability and intent to hold the investments. The adoption of this Statement will have no material impact on the Company's financial condition and results of operations.

Reporting on the Costs of Start-Up Activities

During 1998, the Accounting Standards Executive Committee, ("AcSEC") issued Statement of Position 98-5, "Reporting on the Costs of Start-Up Activities." Statement of Position 98-5 will affect all non-government entities, including not-for-profits, reporting start-up costs in their financial statements.

Some existing industry practices result in the capitalization and amortization of start-up costs. This Statement of Position requires that start-up costs be expensed when incurred. The Statement of Position applies to start-up activities and organizational costs associated with both development stage and established operating entities.

According to Statement of Position 98-5, start-up activities are "those one-time activities related to opening a new facility, introducing a new product or service, conducting business in a new territory, conducting business with a new class of customer or beneficiary, initiating a new process in an existing facility, or commencing some new operation. Start-up activities include activities related to organizing a new entity commonly referred to as organizational costs."

Statement of Position 98-5 is effective for fiscal years beginning on or after December 15, 1998. Earlier application is encouraged in fiscal years during which annual financial statements have not yet been issued. The adoption of this Statement will not have a material impact on the Company's financial condition or results of operation.

In addition to historical information, this Annual Report may include certain forward looking statements based on current management expectations. The Company's actual results could differ materially from those management expectations. Factors that could cause future results to vary from current management expectations include, but are not limited to, general economic conditions, legislative and regulatory changes, monetary and fiscal policies of the federal government, changes in tax policies, rates and regulations of federal, state and local tax authorities, changes in interest rates, deposit flows, the cost of funds, demand for loan products, demand for financial services, competition, changes in the quality or competition, changes in the quality or composition of the Bank's loan and investment portfolios, changes in accounting principles, policies or guidelines, and other economic, competitive, governmental and technological factors affecting the Company's operations, markets, products, services and prices. Further description of the risks and uncertainties to the business are included in detail in Item 1, "Business" of the Company's 1998 Form 10-K.




                  Independent Auditor's Report


To the Stockholders and
Board of Directors
Great American Bancorp, Inc.
Champaign, Illinois


We have audited the accompanying consolidated balance sheet of Great American Bancorp, Inc. and subsidiary as of December 31, 1998 and 1997, and the related consolidated statements of income, comprehensive income, stockholders' equity, and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements described above present fairly, in all material respects, the consolidated financial position of Great American Bancorp, Inc. and subsidiary as of December 31, 1998 and 1997, and the results of their operations and their cash flows for the years then ended in conformity with generally accepted accounting principles.

/s/ Olive LLP




Champaign, Illinois
February 17, 1999

GREAT AMERICAN BANCORP, INC. AND SUBSIDIARY
Consolidated Balance Sheet (in thousands, except share data)


December 31                                                     1998             1997
-------------------------------------------------------------------------------------
Assets
Cash and due from banks                                    $   6,429       $    5,285
Interest-bearing demand deposits                              15,386           12,191
                                                           --------------------------
      Cash and cash equivalents                               21,815           17,476

Investment securities
  Available for sale                                           1,001            1,999
  Held to maturity (fair value of $1,988 and $1,305)           1,977            1,300
                                                           --------------------------
      Total investment securities                              2,978            3,299
Loans, net of allowance for loan losses of $925 and $497     121,747          111,815
Premises and equipment                                         7,551            7,090
Federal Home Loan Bank stock                                     736              580
Other assets                                                   2,344            1,713
                                                           --------------------------
       Total assets                                        $ 157,171       $  141,973
                                                           ==========================
Liabilities
Deposits
  Noninterest bearing                                      $   8,401       $    5,463
  Interest bearing                                           114,619          106,521
                                                           --------------------------
      Total deposits                                         123,020          111,984
Short-term borrowings                                          2,000               --
Long-term debt                                                 7,000               --
Other liabilities                                              1,999            1,695
                                                           --------------------------
      Total liabilities                                      134,019          113,679
                                                           --------------------------
Commitments and Contingent Liabilities

Stockholders' Equity
Preferred stock, $0.01 par value
  Authorized and unissued - 1,000,000 shares                      --               --
Common stock, $0.01 par value
  Authorized - 7,000,000 shares
  Issued and outstanding - 2,052,750 shares                       21               21
Additional paid-in capital                                    19,877           19,655
Retained earnings                                             16,411           16,167
Accumulated other comprehensive income                             1                2
                                                            --------------------------
                                                              36,310           35,845
Less:
  Treasury stock, at cost - 693,067 and
    380,773 shares                                           (11,999)          (5,925)
  Unallocated employee stock ownership plan
    shares - 63,698 and 87,891 shares                           (637)            (879)
  Unearned incentive plan shares - 36,214 and
    51,802 shares                                               (522)            (747)
                                                            --------------------------
      Total stockholders' equity                               23,152           28,294
                                                            --------------------------
      Total liabilities and
        stockholders' equity                                $ 157,171       $  141,973
                                                            ==========================


See notes to consolidated financial statements.

GREAT AMERICAN BANCORP, INC. AND SUBSIDIARY
Consolidated Statement of Income (in thousands, except share data)


Year Ended December 31                                          1998             1997
--------------------------------------------------------------------------------------
Interest Income
  Loans receivable                                         $  10,183         $  8,811
  Investment securities
    Taxable                                                      214              370
    Tax exempt                                                    19               14
  Deposits with financial institutions and other                 602              960
                                                           --------------------------
        Total interest income                                 11,018           10,155
                                                           --------------------------
Interest Expense
  Deposits                                                     4,958            4,518
  Other                                                          183               33
                                                           --------------------------
        Total interest expense                                 5,141            4,551
                                                           --------------------------
Net Interest Income                                            5,877            5,604
  Provision for loan losses                                      456              156
                                                           --------------------------
Net Interest Income After
  Provision for Loan Losses                                    5,421            5,448
                                                           --------------------------
Noninterest Income
  Brokerage commissions                                          135               61
  Insurance sales commissions                                    490               41
  Service charges on deposit accounts                            483              451
  Loan servicing fees                                             25               32
  Other customer fees                                            150              142
  Net gains on loan sales                                          1                1
  Other income                                                    11               55
                                                           --------------------------
         Total noninterest income                              1,295              783
                                                           --------------------------
Noninterest Expenses
  Salaries and employee benefits                               2,894            2,531
  Net occupancy expenses                                         580              464
  Equipment expenses                                             385              305
  Data processing fees                                           135              193
  Deposit insurance expense                                       69               64
  Printing and office supplies                                   255              275
  Legal and professional fees                                    152              203
  Directors and committee fees                                   104              100
  Insurance expense                                               42               41
  Marketing and advertising expenses                             208              165
  Other expenses                                                 381              366
                                                           --------------------------
          Total noninterest expenses                           5,205            4,707
                                                           --------------------------
Income Before Income Tax                                       1,511            1,524
  Income tax expense                                             663              651
                                                           --------------------------
Net Income                                                 $     848         $    873
                                                           ==========================
Basic Earnings per Share                                   $    0.61         $   0.55
                                                           ==========================
Diluted Earnings per Share                                 $    0.57         $   0.53
                                                           ==========================
Dividends per Share                                        $    0.43         $   0.40
                                                           ==========================

See notes to consolidated financial statements.

GREAT AMERICAN BANCORP, INC. AND SUBSIDIARY
Consolidated Statement of Comprehensive Income
(in thousands)

Year Ended December 31                                          1998             1997
--------------------------------------------------------------------------------------
Net income                                                 $     848         $    873
Other comprehensive income, net of tax:
  Unrealized holding gains (losses) on securities
    available for sale arising during the period,
    net of income tax of $0 and $1                                (1)               2
                                                          ---------------------------
Comprehensive income                                       $     847         $    875
                                                          ===========================

See notes to consolidated financial statements

GREAT AMERICAN BANCORP, INC. AND SUBSIDIARY
Consolidated Statement of Stockholders' Equity
(in thousands, except share data)


                                                                                                   Unallocated
                                                                           Accumulated               Employee    Unearned
                                                    Additional                Other                Stock Owner-  Incentive
                                            Common    Paid-in   Retained  Comprehensive  Treasury    ship Plan     Plan
                                             Stock    Capital   Earnings     Income       Stock       Shares      Shares     Total
-----------------------------------------------------------------------------------------------------------------------------------
Balances, January 1, 1997                    $  21   $ 19,486   $ 15,938    $     --   $ (2,875)   $   (1,136)  $  (972)  $ 30,462
 Net income                                     --         --        873          --         --            --        --        873
 Cash dividends ($.40 per share)                --         --       (644)         --         --            --        --       (644)
 Other comprehensive income, net of tax         --         --         --           2         --            --        --          2
 Employee stock ownership plan
  shares allocated                              --        177         --          --         --           257        --        434
 Incentive plan shares earned                   --         (8)        --          --         --            --       225        217
 Purchase of treasury stock                     --         --         --          --     (3,050)           --        --     (3,050)
-----------------------------------------------------------------------------------------------------------------------------------
Balances, December 31, 1997                  $  21   $ 19,655   $ 16,167    $      2   $ (5,925)   $     (879)  $  (747)  $ 28,294
 Net income                                     --         --        848          --         --            --        --        848
 Cash dividends ($.43 per share)                --         --       (604)         --         --            --        --       (604)
 Other comprehensive income, net of tax         --         --         --          (1)        --            --        --         (1)
 Employee stock ownership plan
  shares allocated                              --        226         --          --         --           242        --        468
 Incentive plan shares earned                   --         (4)        --          --         --            --       225        221
 Purchase of treasury stock                     --         --         --          --     (6,099)           --        --     (6,099)
 Exercise of stock options                      --         --         --          --         25            --        --         25
-----------------------------------------------------------------------------------------------------------------------------------
Balances, December 31, 1998                  $  21   $ 19,877   $ 16,411    $      1   $(11,999)   $     (637)  $  (522)  $ 23,152
==================================================================================================================================


See notes to consolidated financial statements.

GREAT AMERICAN BANCORP, INC. AND SUBSIDIARY
Consolidated Statement of Cash Flows (in thousands)


Year Ended December 31                                          1998              1997
--------------------------------------------------------------------------------------
Operating Activities
Net income                                                 $     848          $    873
Adjustments to reconcile net income to net
  cash provided by operating activities
    Provision for loan losses                                    456               156
    Depreciation and amortization                                625               444
    Amortization of deferred loan fees                           (33)              (36)
    Deferred income tax                                          (89)              (15)
    Investment securities accretion, net                          (1)               (5)
    Net gain on loan sales                                        (1)               (1)
    Employees stock ownership plan
      compensation expense                                       468               434
    Incentive plan expense                                       221               217
    Loans originated for sale                                    (44)              (72)
    Proceeds from sales of loans originated for resale            45                73
    Net change in
      Other assets                                              (249)              (89)
      Other liabilities                                          410               531
                                                            --------------------------
        Net cash provided by operating activities              2,656             2,510
                                                            --------------------------


Investing Activities
  Net change in interest-bearing time deposits                    --             2,000
  Purchase of securities available for sale                   (1,000)           (1,993)
  Purchases of securities held to maturity                    (1,777)           (2,995)
  Proceeds from maturities of securities available for sale    1,997                --
  Proceeds from maturities of securities held to maturity      1,100             5,097
  Purchase of Federal Home Loan Bank stock                      (156)             (126)
  Net change in loans                                        (10,355)          (20,492)
  Purchases of premises and equipment                         (1,045)             (222)
  Purchases of insurance agencies                               (423)             (274)
                                                            --------------------------
        Net cash used by investing activities                (11,659)          (19,005)
                                                            --------------------------
Financing Activities
  Net change in
    Noninterest-bearing, interest-bearing demand
      and savings deposits                                     5,905             1,338
    Certificates of deposit                                    5,131             9,932
    Short-term borrowings                                      2,000                --
  Proceeds of long-term debt                                   7,000                --
  Cash dividends                                                (620)             (659)
  Purchase of treasury stock                                  (6,099)           (3,050)
  Stock options exercised                                         25                --
                                                            --------------------------
        Net cash provided by financing activities             13,342             7,561
                                                            --------------------------
Net Change in Cash and Cash Equivalents                        4,339            (8,934)

Cash and Cash Equivalents, Beginning of Period                17,476            26,410
                                                            --------------------------
Cash and Cash Equivalents, End of Period                    $ 21,815          $ 17,476
                                                            ==========================

Additional Cash Flows Information
  Interest paid                                            $   5,116          $  4,563

  Income tax paid                                                828               495




See notes to consolidated financial statements.

GREAT AMERICAN BANCORP, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
(Table dollar amounts in thousands, except share data)

Note 1 -- Nature of Operations and Summary of Significant Accounting Policies

The accounting and reporting policies of Great American Bancorp, Inc. ("Company"), its wholly owned subsidiary, First Federal Savings Bank of Champaign-Urbana ("Bank") and the Bank's wholly owned subsidiary, Park Avenue Service Corporation ("PASC"), conform to generally accepted accounting principles and reporting practices followed by the thrift industry. The more significant of the policies are described below.

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

Consolidation - The consolidated financial statements include the accounts of the Company and the Bank after elimination of all material intercompany transactions.

Investment Securities - Debt securities are classified as held to maturity when the Company has the positive intent and ability to hold the securities to maturity. Securities held to maturity are carried at amortized cost. Debt securities not classified as held to maturity are classified as available for sale. Securities available for sale are carried at fair value with unrealized gains and losses reported in accumulated other comprehensive income in stockholders' equity, net of tax.

Amortization of premiums and accretion of discounts are recorded as interest income from securities. Realized gains and losses are recorded as net security gains (losses). Gains and losses on sales of securities are determined on the specific-identification method.

Loans are carried at the principal amount outstanding. Interest income is accrued on the principal balances of loans. The accrual of interest on impaired loans is discontinued when, in management's opinion, the borrower may be unable to meet payments as they become due. When interest accrual is discontinued, all unpaid accrued interest is reversed when considered uncollectible. Interest income is subsequently recognized only to the extent cash payments are received. Certain loan fees and direct costs are deferred and amortized as an adjustment of yield on the loans.

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

The determination of the adequacy of the allowance for loan losses is based on estimates that are particularly susceptible to significant changes in the economic environment and market conditions. Management believes that as of December 31, 1998 the allowance for loan losses is adequate based on information currently available. A worsening or protracted economic decline in the areas within which the Bank operates would increase the likelihood of additional losses due to credit and market risks and could create the need for additional loss reserves.

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

Stock options are granted for a fixed number of shares to employees with an exercise price equal to the fair value of the stares at the date of grant. The Company accounts for and will continue to account for stock option grants in accordance with APB Opinion No. 25, Accounting for Stock Issued to Employees, and accordingly, recognizes no compensation expense for the stock option grants.

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

Reclassifications of certain amounts in the 1997 consolidated financial statements have been made to conform to the 1998 presentation.

Note 2 -- Establishment of Insurance Agency

In September 1997, the Company purchased the insurance business of a local insurance agent for approximately $274,000 and established the GTPS Insurance Agency ("Agency") as a division of PASC. In March, 1998, the Company acquired the business of an additional agency for approximately $423,000. The excess of the purchase price over the fair value of assets acquired is being amortized over fifteen years.

Note 3 -- Restriction on Cash and Due from Banks

The Bank is required to maintain reserve funds in cash and/or on deposit with the Federal Reserve Bank. The reserve required at December 31, 1998 was $800,000.


Note 4 -- Investment Securities
                                                                  1998

----------------------------------------------------------------------------------------------
                                                          Gross          Gross
                                           Amortized    Unrealized     Unrealized       Fair
December 31                                   Cost        Gains          Losses         Value
----------------------------------------------------------------------------------------------
Available for sale
  Federal agencies                         $   1,000     $      1      $      --      $  1,001
                                           ---------------------------------------------------
    Total available for sale                   1,000            1             --         1,001
                                           ---------------------------------------------------
Held to maturity
  Federal agencies                             1,000            2             --         1,002
  State and municipal                            977            9             --           986
                                           ---------------------------------------------------
    Total held to maturity                     1,977           11             --         1,988
                                           ---------------------------------------------------
    Total investment securities            $   2,977     $     12      $      --      $  2,989
                                           ===================================================

                                                                  1997
                                           ---------------------------------------------------
                                                          Gross          Gross
                                           Amortized    Unrealized     Unrealized      Fair
December 31                                  Cost         Gains          Losses        Value
----------------------------------------------------------------------------------------------
Available for sale
  Federal agencies                         $   1,996     $      3      $      --      $  1,999
                                           ---------------------------------------------------
    Total available for sale                   1,996            3             --         1,999
                                           ---------------------------------------------------
Held to maturity
 Federal agencies                              1,000            2             --         1,002
 State and municipal                             300            3             --           303
                                           ---------------------------------------------------
    Total held to maturity                     1,300            5             --         1,305
                                           ---------------------------------------------------
    Total investment securities            $   3,296     $      8      $      --      $  3,304
                                           ===================================================

The amortized cost and fair value of securities at December 31, 1998, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

                                               Held to Maturity          Available for sale
                                          ------------------------------------------------------
                                           Amortized        Fair       Amortized        Fair
                                             Cost          Value          Cost          Value
------------------------------------------------------------------------------------------------

Within one year                            $     450     $    457      $      --    $      --
One to five years                              1,527        1,531          1,000        1,001
                                          ------------------------------------------------------
    Totals                                 $   1,977     $  1,988      $   1,000    $   1,001
                                          ===================================================


There were no sales of securities during 1998 or 1997. There were no securities transferred between classifications during 1998 or 1997.

With the exception of securities of Federal Agencies, the Company did not hold any securities of a single issuer, payable from and secured by the same source of revenue or taxing authority, the book value of which exceeded 10% of stockholders' equity at December 31, 1998.

Note 5 -- Loans and Allowance

December 31                                           1998              1997
----------------------------------------------------------------------------

Mortgage loans:
  One-to four-family                              $ 66,853         $  57,698
  Other loans secured by real estate                31,641            29,029
  Construction                                       3,657             1,615
                                                  --------------------------
                                                   102,151            88,342
  Undisbursed portion of loans                         (94)              (28)
  Deferred loan fees                                   (65)              (57)
                                                  --------------------------
    Total mortgage loans                           101,992            88,257
                                                  --------------------------
Commercial and consumer loans:
  Commercial                                         9,435            11,967
  Consumer                                          11,245            12,088
                                                  --------------------------
    Total commercial and consumer loans             20,680            24,055
                                                  --------------------------
      Total loans                                  122,672           112,312

 Allowance for loan losses                            (925)             (497)
                                                  --------------------------
                                                  $121,747         $ 111,815
                                                  ==========================

Allowance for loan losses
  Balances, January 1                             $    497         $     374
  Provision for losses                                 456               156
  Recoveries on loans                                    8                 5
  Loans charged off                                    (36)              (38)
                                                  --------------------------
  Balances, December 31                           $    925         $     497
                                                  ==========================

Information on impaired loans is summarized below.

December 31                                           1998              1997
----------------------------------------------------------------------------
Impaired loans with an allowance                  $  1,800           $   730
Allowance for impaired loans (included in the
 Company's allowance for loan losses)                  419               206


Year Ended December 31                                1998              1997
----------------------------------------------------------------------------
Average balance of impaired loans                 $    889         $     784
Interest income recognized on impaired loans            98                77
Cash-basis interest included above                      66                72


Note 6 -- Premises and Equipment

December 31                                           1998              1997
----------------------------------------------------------------------------
Land                                              $  1,545         $   1,545
Buildings                                            5,226             5,024
Leasehold improvements                                 867               867
Furniture and equipment                              2,858             2,114
                                                  --------------------------
    Total cost                                      10,496             9,550
Accumulated depreciation                            (2,945)           (2,460)
                                                  --------------------------
    Net                                           $  7,551         $   7,090
                                                  ==========================

Note 7 -- Other Assets and Other Liabilities

December 31                                           1998              1997
----------------------------------------------------------------------------
Other assets
  Interest receivable
    Investment securities                         $     91         $      85
    Loans                                              789               912
  Cash value of insurance                              213               200
  Mortgage servicing rights                             14                17
  Excess of purchase price over the
   fair value of assets acquired                       642               268
  Insurance premiums receivable                        187               125
  Deferred income tax asset                             85                --
  Prepaid expenses and other assets                    323               106
                                                  --------------------------
    Total                                         $  2,344         $   1,713
                                                  ==========================
Other liabilities
  Interest payable
    Deposits                                      $     19         $      22
    Other borrowings                                    28                --
  Deferred compensation - directors                    548               496
  Accrued real estate taxes                            108               105
  Insurance and real estate taxes held
    in escrow for loan customers                       268               234
  Accrued postretirement benefit obligation            107                87
  Dividends payable                                    140               156
  Deferred income taxes                                 --                 4
  Income taxes payable                                  37               126
  Premiums due insurance companies                     233               119
  Accrued expenses and other                           511               346
                                                  --------------------------
    Total                                         $  1,999         $   1,695
                                                  ==========================

Note 8 -- Deposits

December 31                                           1998              1997
----------------------------------------------------------------------------
Demand deposits                                   $ 23,452         $  19,482
Savings deposits                                    15,105            15,072
Insured money market                                 8,871             6,969
Certificates of deposit of $100,000 or more         10,355             8,151
Other certificates of deposit                       65,237            62,310
                                                  --------------------------
    Total deposits                                $123,020         $ 111,984
                                                  ==========================


Certificates of deposit maturing in years ending December 31,

 1999                                                              $  49,842
 2000                                                                 14,218
 2001                                                                  3,123
 2002                                                                  1,761
 2003                                                                  1,254
Thereafter                                                             5,394
                                                                   ---------
                                                                   $  75,592
                                                                   =========

Note 9 -- Short-Term Borrowings

December 31                                           1998              1997
----------------------------------------------------------------------------
Loan sold under repurchase agreement              $  2,000         $      --
                                                  ==========================

The loan sold under agreement to repurchase consists of an obligation of the Company to another party. The obligation is secured by a multi-family real estate loan and such collateral is held by the Company. The maximum amount of the outstanding agreement at any month-end during 1998 totaled $2,000,000 and
the daily average balance of such agreement totaled $1,167,000.   There were
no loans sold under repurchase agreements during 1997. The agreement at December 31, 1998 matures within one month.

Note 10 -- Long-Term Debt

December 31                                           1998              1997
----------------------------------------------------------------------------
Federal Home Loan Bank advances, variable
  rates, (4.30% to 5.31% at December 31),
  due at various dates through October, 2008      $  7,000         $      --
                                                  --------------------------
     Total long-term debt                         $  7,000         $      --
                                                  ==========================

The Federal Home Loan Bank advances are secured by first mortgage loans and all stock in the FHLB. Advances are subject to restrictions or penalties in the event of repayment.

Maturities in years ending December 31

   2000                                                            $   2,000
   After 2003                                                          5,000
                                                                   ---------
                                                                   $   7,000
                                                                   =========

Note 11 -- Loan Servicing

Loans serviced for others are not included in the accompanying consolidated balance sheet. The unpaid principal balances of loans serviced for others totaled $8,028,000 and $10,730,000 at December 31, 1998 and December 31, 1997.

The aggregate fair value of capitalized mortgage servicing rights at December 31, 1998 and 1997 totaled $14,000 and $17,000. Comparable market values were used to estimate fair value. For purposes of measuring impairment, risk characteristics including product type, investor type, and interest rates, were used to stratify the originated mortgage servicing rights.


                                                      1998              1997
----------------------------------------------------------------------------
Mortgage Servicing Rights
 Balances, January 1                              $     17         $      19
 Servicing rights capitalized                           --                --
 Amortization of servicing rights                       (3)               (2)
                                                  --------------------------
    Balances, December 31                         $     14         $      17
                                                  ==========================

Note 12 --  Income Tax

Year Ended December 31                                1998              1997
----------------------------------------------------------------------------
Income tax expense
  Currently payable
    Federal                                       $    622         $     557
    State                                              130               109
  Deferred
    Federal                                            (72)               (6)
    State                                              (17)               (9)
                                                  --------------------------
      Total income tax expense                    $    663         $     651
                                                  ==========================
Reconciliation of federal statutory to
 actual tax expense
  Federal statutory income tax at 34%             $    514         $     518
  Effect of state income taxes                          75                66
  Effect of allocating ESOP shares                      79                67
  Other                                                 (5)               --
                                                  --------------------------
      Actual tax expense                          $    663         $     651
                                                  ==========================

A cumulative net deferred tax asset (liability) is included in other assets/other liabilities. The components of the asset (liability) are as follows:

December 31                                           1998              1997
----------------------------------------------------------------------------
Assets
 Deferred loan fees                               $     13         $       9
 Allowance for loan losses                             303               126
 Deferred compensation                                 212               192
 Postretirement benefit obligation                      42                34
 Net unrealized losses on securities
  available for sale                                     1                 1
 Mortgage servicing rights                               6                 6
 Other                                                  31                66
                                                   --------------------------
    Total assets                                       608               434
                                                   --------------------------
Liabilities
 Federal Home Loan Bank stock basis                     20                20
 Depreciation                                          465               407
 Other                                                  38                11
                                                  --------------------------
    Total liabilities                                  523               438
                                                  --------------------------
                                                  $     85         $      (4)
                                                  ==========================

Retained earnings include approximately $4,300,000 for which no deferred income tax liability has been recognized. This amount represents an allocation of income to bad debt deductions as of December 31, 1987 for tax purposes only. Reduction of amounts so allocated for purposes other than tax bad debt losses or adjustments arising from carryback of net operating losses would create income for tax purposes only, which income would be subject to the then-current corporate income tax rate. The unrecorded deferred income tax liability on the above amount is approximately $1,669,000.

Note 13 -- Commitments and Contingent Liabilities

In the normal course of business there are outstanding commitments and contingent liabilities, such as commitments to extend credit and standby letters of credit, which are not included in the accompanying financial statements. The Bank's exposure to credit loss in the event of nonperformance by the other party to the financial instruments for commitments to extend credit and standby letters of credit is represented by the contractual or notional amount of those instruments. The Bank uses the same credit policies in making such commitments as they do for instruments that are included in the consolidated balance sheet.

Financial instruments whose contract amount represents credit risk as of December 31 were as follows:

December 31                                           1998              1997
----------------------------------------------------------------------------
Commitments to extend credit
  At variable rates                               $  2,478         $   4,525
  At fixed rates (ranging from 6.625% to 11.75%
    at December 31, 1998)                            2,984             2,070
Standby letters of credit                              622               257

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

Note 14 -- Year 2000

Like all entities, the Company and subsidiary are exposed to risks associated with the Year 2000 Issue, which affects computer software and hardware; transactions with customers, vendors, and other entities; and equipment dependent upon microchips. The Company has begun, but not yet completed, the process of identifying and remediating potential Year 2000 problems. It is not possible for any entity to guarantee the results of its own remediation efforts or to accurately predict the impact of the Year 2000 Issue on third parties with which the Company and the subsidiary do business. If remediation efforts of the Company or third parties with which the Company and subsidiary do business are not successful, the Year 2000 Issue could have negative effects on the Company's financial condition and results of operation in the near term.

Note 15 -- Dividend and Capital Restrictions

The Office of Thrift Supervision ("OTS") regulations provide that savings associations which meet fully phased-in capital requirements and are subject only to "normal supervision" may pay out, as a dividend, 100 percent of net income to date over the calendar year and 50 percent of surplus capital existing at the beginning of the calendar year without supervisory approval, but with 30 days prior notice to the OTS. Any additional amount of capital distributions would require prior regulatory approval. Savings associations meeting current minimum capital requirements but not fully phased-in standards, may, with 30 days prior notice but without prior approval, distribute up to 75 percent of net income if they met the risk-based requirement on January 1, 1993. Savings associations failing to meet current capital standards may only pay dividends with supervisory approval.

Note 16 -- Regulatory Capital

The Bank is subject to various regulatory capital requirements administered by the federal banking agencies and is assigned to a capital category. The assigned capital category is largely determined by three ratios that are calculated according to the regulations: total risk adjusted capital, Tier 1 capital, and Tier 1 leverage ratios. The ratios are intended to measure capital relative to assets and credit risk associated with those assets and off-balance sheet exposures of the entity. The capital category assigned to an entity can also be affected by qualitative judgements made by regulatory agencies about the risk inherent in the entity's activities that are not part of the calculated ratios.

There are five capital categories defined in the regulations, ranging from well capitalized to critically undercapitalized. Classification of a bank in any of the undercapitalized categories can result in actions by regulators that could have a material effect on a bank's operations. At December 31, 1998, the Bank is categorized as well capitalized and met all subject capital adequacy requirements. There are no conditions or events since December 31, 1998 that management believes have changed the Bank's classification.


The Bank's actual and required capital amounts and ratios are as follows:



                              -----------------------------------------------------------
                                                      Required for            To Be Well
                                   Actual           Adequate Capital*        Capitalized*
                              -----------------------------------------------------------
December 31                    Amount   Ratio         Amount   Ratio       Amount   Ratio
-----------------------------------------------------------------------------------------
As of December 31, 1998
Total risk-based capital*
 (to risk-weighted assets)   $ 12,366   13.8%        $ 7,185    8.0%      $ 8,982   10.0%

Core capital* (to adjusted
 tangible assets)              11,441    7.9           5,767    4.0         8,651    6.0

Core capital* (to adjusted
 total assets)                 11,441    7.9           5,793    4.0         7,241    5.0



As of December 31, 1997
Total risk-based capital*
 (to risk-weighted assets)   $ 18,863   23.6%        $ 6,408    8.0%      $ 8,010   10.0%

Core capital* (to adjusted
 tangible assets)              18,366   13.8           5,310    4.0         7,966    6.0

Core capital* (to adjusted
 total assets)                 18,366   13.8           5,345    4.0         6,681    5.0



*As defined by regulatory agencies

The Bank's tangible capital at December 31, 1998 and 1997 was $11,441,000 and $18,366,000, which amount was 7.9 percent and 13.8 percent of tangible assets, respectively, and exceeded the required ratio of 1.5 percent.

Note 17 -- Employee Benefits

The Company has an employee stock ownership plan ("ESOP") covering substantially all of its employees. The ESOP borrowed $1,642,000 from the Company and used those funds to acquire 164,220 shares of the Company's common stock at $10 per share. The ESOP covers employees who complete at least twelve consecutive months of service for the Bank during which the employee performs at least 1,000 hours of service. A participant is 100 percent vested after seven years of credited service.

The ESOP shares are held in trust and allocated to ESOP participants based on the interest and principal payments made by the ESOP on the loan from the Company. The loan is secured by shares purchased with the loan proceeds and is being repaid by the ESOP with funds from the Company's discretionary contributions to the ESOP and earnings on ESOP assets. Dividends on unallocated ESOP shares are applied to reduce the loan. Principal payments are scheduled to occur in even annual amounts over a seven year period. However, in the event Company contributions exceed the minimum debt service requirements, additional principal payments will be made.

During the year ended December 31, 1998, 24,193 shares of stock with an average fair value of $19.34 were committed to be released, resulting in ESOP compensation expense of $468,000. During the year ended December 31, 1997, 25,675 shares of stock with an average fair value of $16.90 were committed to be released, resulting in ESOP compensation expense of $434,000. The following table reflects the shares held by the plan:

As of and for Year Ended December 31                  1998              1997
----------------------------------------------------------------------------
Shares earned by participants                      100,522            76,329
Shares distributed to participants                  (7,159)           (7,083)
Unallocated shares                                  63,698            87,891
                                                 ---------------------------
    Total ESOP shares                              157,061           157,137
                                                 ===========================
Fair value of unallocated shares                  $    924         $   1,670
                                                 ===========================

The Board of Directors of the Company may direct payment of cash dividends on shares allocated to participants to be paid in cash to the participants or to be credited to participant accounts and invested.

The Company has a stock-based compensation program which provides for the granting of stock of the Company as stock awards and options to purchase stock of the Company (the "Incentive Plan").

The Incentive Plan covers key employees and directors and is authorized to acquire and grant as stock awards 82,110 shares of the Company's common stock or 4 percent of the shares issued in the Company's initial public offering. The 82,110 shares were acquired in 1997 by funds contributed by the Company. Participants in the Incentive Plan vest at a rate of 20 percent per year commencing one year after the date such shares are granted. In the event of a change in control or death or disability, all unvested stock awards will vest immediately.

The following is a summary of the status of the stock awards and changes in the stock awards:

As of and for Year Ended December 31                  1998              1997
----------------------------------------------------------------------------
    Stock Awards                                    Shares            Shares
---------------------------------------------------------------------------
Outstanding, beginning of year                      63,455            80,528
Granted                                                 --             5,433
Distributed                                        (15,592)          (16,106)
Forfeited                                               --            (6,400)
                                                  --------------------------
Outstanding, end of year                            47,863            63,455
Shares available for future stock awards             2,549             2,549
                                                  --------------------------
    Total stock awards                              50,412            66,004
                                                  ==========================

During the year ended December 31, 1998, 15,588 shares representing stock awards were earned by participants and resulted in compensation expense of $221,000. For the year ended December 31, 1997, 15,547 shares were earned, as adjusted for forfeitures, and resulted in compensation expense of $217,000.

Note 18 -- Related Party Transactions

The Bank has entered into transactions with certain directors, executive officers, significant stockholders and their affiliates or associates (related parties). Such transactions were made in the ordinary course of business on substantially the same terms and conditions, including interest rates and collateral, as those prevailing at the same time for comparable transactions with other customers, and did not, in the opinion of management, involve more than normal credit risk or present other unfavorable features. The aggregate amount of loans, as defined, to such related parties at December 31, 1998 and 1997 was $1,070,000 and $785,000.


The aggregate amount of loans, as defined, to such related parties were as follows:

Balances, January 1, 1998                                          $     785
Changes in composition of related parties                                144
New loans, including renewals                                            938
Payments, etc.                                                         (797)
                                                                   ---------
Balances, December 31, 1998                                        $   1,070
                                                                   =========

Deposits from related parties held by the Bank at December 31, 1998 and 1997 totaled $785,000 and $625,000.

During 1998, the Company entered into a short-term borrowing arrangement for $2,000,000 with a related party. This borrowing was a loan sold under a repurchase agreement and was outstanding as of December 31, 1998.

Note 19 -- Leases

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

The total minimum lease commitment at December 31, 1998 under these leases is $431,000, which is due as follows:

                                   Lease          Rent from        Net Lease
                                  Payments        Sublease          Payment
                                  ------------------------------------------
Years ending December 31
 1999                             $     52        $     35         $      17
 2000                                   57              32                25
 2001                                   57              29                28
 2002                                   57              29                28
 2003                                   57              29                28
During the remaining lease term        151             191               (40)
                                  ------------------------------------------
    Total                         $    431        $    345         $      86
                                  ==========================================

Total rent expense was $52,000 and $51,000 for the years ended December 31, 1998 and 1997.

Note 20 -- Stock Option Plan

Under the Company's incentive stock option plan, which is accounted for in accordance with APB No. 25, Accounting for Stock Issued to Employees, and related interpretations, the Company grants directors, selected executives and other key employees stock option awards which vest at a rate of 20 percent per year commencing one year after the date the shares are granted. The plan provides that in the event of a change in control or death or disability, all unvested options will be immediately exercisable. During 1996, the Company authorized the grant of options for up to 205,275 shares of the Company's common stock or 10 percent of the shares issued in the Company's initial public offering. The exercise price of each option, which has a 10-year life, was equal to the market price of the Company's stock on the date of grant; therefore, no compensation expense was recognized.
Although the Company has elected to follow APB No. 25, SFAS No. 123 requires pro forma disclosures of net income and earnings per share as if the Company had accounted for its stock options under that Statement. The fair value of each option grant was estimated on the grant date using an option-pricing model with the following assumptions:

                                                                      1997
                                                                     -------
Risk-free interest rates                                               7.00%
Dividend yields                                                        2.50%
Volatility factors of expected market price
 of common stock                                                      13.00%
Weighted-average expected life of the
 options (years)                                                      10.00

Under SFAS No. 123, compensation cost is recognized in the amount of the estimated fair value of the options and amortized to expense over the options' vesting period. The pro forma effect on net income and earnings per share of this statement are as follows:

                                                      1998              1997
                                                  --------------------------
Net income                        As reported     $    848         $     873
                                  Pro forma            705               729

Basic earnings per share          As reported     $   0.61         $    0.55
                                  Pro forma           0.50              0.46

Diluted earnings per share        As reported     $   0.57         $    0.53
                                  Pro forma           0.47              0.44

The following is a summary of the status of the Company's stock option plan and changes in that plan as of and for the years ended December 31, 1998 and 1997.


Year Ended December 31                                           1998                    1997
-------------------------------------------------------------------------------------------------------
                                                               Weighted                Weighted
                                                                Average                 Average
                                                               Exercise                Exercise
    Options                                          Shares      Price        Shares     Price
-------------------------------------------------------------------------------------------------------
Outstanding, beginning of year                      194,901    $ 14.20       193,319    $ 14.00
Granted                                                  --         --        16,782      16.38
Exercised                                            (1,800)     14.00            --        --
Forfeited                                                --         --       (15,200)     14.00
                                                    -------                  -------
Outstanding, end of year                            193,101    $ 14.21       194,901    $ 14.20
                                                    =======                  =======
Options exercisable at
  year end                                           75,084                   38,664
Weighted-average fair value of
  options granted during the year                                                       $  6.82


As of December 31, 1998, the 193,101 options outstanding have exercise prices ranging from $14.00 to $16.38 and a weighted-average remaining contractual life of 7.3 years.


Note 21 -- Postretirement Plan

The Company sponsors a defined benefit postretirement plan that covers both salaried and non salaried employees. The following table sets forth the plan's funded status, and amounts recognized in the consolidated financial statements:

December 31                                           1998              1997
----------------------------------------------------------------------------
Change in benefit obligation
  Benefit obligation at beginning of year         $    128         $     123
  Service cost                                          10                 8
  Interest cost                                         10                10
  Actuarial gain (loss)                                 41                (9)
  Benefits paid                                         (5)               (4)
                                                  --------------------------
  Benefit obligation at end of year                    184               128
                                                  --------------------------
Change in plan assets
  Fair value of plan assets at
     end of year                                        --                --
                                                  --------------------------
  Funded status                                       (184)             (128)
  Unrecognized net actuarial gain                      (55)              (99)
  Unrecognized transition liability                    132               140
                                                  --------------------------
  Accrued benefit cost                            $   (107)         $    (87)
                                                  ==========================
Components of net periodic benefit cost
  Service cost                                          10                 8
  Interest cost                                         10                10
  Amortization of prior service cost                     5                 3
                                                  --------------------------
  Net periodic benefit cost                       $     25         $      21
                                                  ==========================

The assumed health care cost trend rate used in measuring the accumulated postretirement benefit obligation was 9 percent, gradually declining to 5 percent in the year 2002.

The weighted average discount rate used in determining the accumulated postretirement benefit obligation was 7.25 percent in 1998 and 8.00 percent in 1997.

Assumed health care cost trend rates have a significant effect on the amounts reported for the health care plans. A one percentage-point change in assumed health care cost trend rates would have the following effects:

                                                     One Percentage Point
                                                  --------------------------
                                                  Increase          Decrease
                                                  --------------------------
Effect on total service components                $      5         $      (3)
Effect on postretirement benefit obligation             40               (30)

Note 22 -- Deferred Compensation

The Company has a deferred compensation plan for its directors whereby each director may elect to defer his annual fees. For the years ended December 31, 1998 and 1997, expense related to this plan was $31,000 and $30,000, with payments to directors totaling $21,000 in 1998.


Note 23 --  Earnings per share


Earnings per share (EPS) were computed as follows:

                                                        Year Ended December 31, 1998
                                                  ---------------------------------------
                                                                   Weighted
                                                                    Average     Per-Share
                                                    Income          Shares        Amount
                                                  ---------------------------------------
Basic Earnings Per Share
  Income available to common stockholders          $    848       1,396,800     $   0.61

Effect of Dilutive Securities
  Stock options                                                      51,114
  Unearned incentive plan shares                                     40,465
                                                  -------------------------
Diluted Earnings Per Share
  Income available to common stockholders
   and assumed conversions                         $    848       1,488,379     $   0.57
                                                  =======================================

                                                        Year Ended December 31, 1997
                                                  ---------------------------------------
                                                                   Weighted
                                                                    Average     Per-Share
                                                    Income          Shares        Amount
                                                  ---------------------------------------
Basic Earnings Per Share
  Income available to common stockholders          $    873       1,577,554     $   0.55

Effect of Dilutive Securities
  Stock options                                                      31,092
  Unearned incentive plan shares                                     55,210
                                                  -------------------------
Diluted Earnings Per Share
  Income available to common stockholders
   and assumed conversions                         $    873       1,663,856     $   0.53
                                                  =======================================

Note 24 --  Fair Values of Financial Instruments

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

FHLB stock -- Fair value of FHLB stock is based on the price at which it may be resold to the FHLB.


Cash Surrender Value of Life Insurance -- Fair values are based on estimated net realizable value.

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

Loans Sold Under Repurchase Agreements -- Loans sold under repurchase agreements are short-term borrowing arrangements. The rates at December 31, 1998 approximate market rates, thus the fair value approximates carrying value.

FHLB Advances -- The fair value of these borrowings are estimated using a discounted cash flow calculation, based on current rates for similar debt.

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

The estimated fair values of the Company's financial instruments are as follows:


                                                     1998                     1997
                                     ----------------------------------------------------
                                           Carrying       Fair        Carrying     Fair
December 31                                  Amount       Value        Amount      Value
-----------------------------------------------------------------------------------------
Assets
  Cash and cash equivalents              $   21,815    $ 21,815     $  17,476   $ 17,476
   Investment securities
    Available for sale                        1,001       1,001         1,999      1,999
    Held to maturity                          1,977       1,988         1,300      1,305
  Loans, net                                121,747     123,312       111,815    113,108
  Interest receivable                           880         880           997        997
  Federal Home Loan Bank stock                  736         739           580        580
  Cash surrender value of life insurance        213         213           200        200

Liabilities
  Deposits                                  123,020     123,101       111,984    112,074
  Short-term borrowings                       2,000       2,000            --         --
  Long-term debt                              7,000       6,396            --         --
  Interest payable                               47          47            22         22

Off-balance sheet assets
  Commitments to extend credit                   --          --            --         --
  Standby letters of credit                      --          --            --         --


GREAT AMERICAN BANCORP, INC.
SHAREHOLDER INFORMATION

Stock Listing and Price Information

The Company's common stock trades on The Nasdaq Stock Market under the symbol GTPS. At December 31, 1998, 1,359,683 shares of the Company's common stock were held of record by 410 persons or entities, not including the number of persons or entities holding stock in nominee or street name through various brokers or banks.

The following schedule shows the high and low sales prices for each of the quarters in the years ended December 31, 1998 and 1997:

                Quarter Ended:             High        Low
              ------------------            ------      ------
             March 31, 1997               16.50       14.50
             June 30, 1997                17          15.50
             September 30, 1997           19.25       16.50
             December 31, 1997            20          18.50
             March 31, 1998               21.25       18.50
             June 30, 1998                23          20
             September 30, 1998           22.75       15.625
             December 31, 1998            17.875      13.50


At December 31, 1998 the closing price of a common share was $14.50. Such prices do not necessarily reflect retail markups, markdowns, or commissions. During the years ended December 31, 1998 and 1997, the Company declared dividends as follows:

  Date Declared          Record Date          Payable Date        Amount
----------------      -----------------    -----------------      ------
February 10, 1997    March 14, 1997         April 1, 1997        $  .10
May 12, 1997         June 13, 1997          July 1, 1997            .10
August 11, 1997      September 15, 1997     October 1, 1997         .10
November 10, 1997    December 15, 1997      January 2, 1998         .10
February 9, 1998     March 13, 1998         April 1, 1998           .10
May 11, 1998         June 15, 1998          July 1, 1998            .11
August 10, 1998      September 15, 1998     October 1, 1998         .11
November 9, 1998     December 14, 1998      January 4, 1999         .11
                                                                 -------
                                                                 $  .83
                                                                 =======

Investor Information

Stockholders, investors and analysts interested in additional information may contact:

Jane F. Adams
Chief Financial Officer
Great American Bancorp, Inc.
1311 S. Neil Street
Champaign, IL  61820

Annual Report on Form 10-KSB

A copy of the annual report on Form 10-KSB for the fiscal year ended December 31, 1998, which has been filed with the Securities and Exchange Commission is available to stockholders (excluding exhibits) at no charge, upon written request to the above address.

Corporate Counsel

Muldoon Murphy and Faucette
5101 Wisconsin Avenue N.W.
Washington, D C  20016

Independent Auditors

Olive LLP
100 Trade Center
Champaign, IL  61820

Annual Meeting of Stockholders

The Annual Meeting of Stockholders of Great American Bancorp, Inc. will be held at 9:30 a.m. April 27, 1999 at:

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

               Exhibit 23.0   Consent of Independent Accountants


                      INDEPENDENT ACCOUNTANTS' CONSENT

The Board of Directors
Great American Bancorp, Inc.

We have issued our report dated February 17, 1999 accompanying the consolidated financial statements of Great American Bancorp, Inc. and Subsidiary appearing in the Company's 1998 Annual Report to Stockholders. We consent to the incorporation by reference in this Form 10-KSB of the aforementioned report.

Olive, LLP

/s/ Olive LLP

Champaign, Illinois
March 27, 1999