Form 10QSB
period 1999-03-31
GREAT AMERICAN BANCORP INC
filed 1999-05-12
CIK 943064

UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C. 20549

                              FORM 10-QSB
(Mark One)
[ X ]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
          SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended      March 31, 1999
                                ----------------------

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

                    (1)  [X]  Yes  [   ]  No
                    (2)  [X]  Yes  [   ]  No

At April 30, 1999, the Registrant had 1,307,383 shares of Common Stock outstanding, for ownership purposes, which excludes 745,367 shares held as treasury stock.


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

     Item 3.        Defaults Upon Senior Securities

     Item 4.        Submission of Matters to a Vote of Security
                    Holders

     Item 5.        Other Information

     Item 6.        Exhibits and Reports on Form 8-K

SIGNATURES


                 Great American Bancorp, Inc. and Subsidiary
                         Consolidated Balance Sheets
                As of March 31, 1999 and December 31, 1998
                              (unaudited, in thousands)

                                           March 31, 1999      Dec. 31, 1998

-----------------------------------------------------------------------------
ASSETS
Cash and due from banks                     $       6,552      $       6,429
Interest-bearing demand deposits                   15,846             15,386
                                            --------------------------------
 Cash and cash equivalents                         22,398             21,815

Investment securities
 Available for sale                                    --              1,001
 Held to maturity                                     977              1,977
                                            --------------------------------
  Total investment securities                         977              2,978
Loans                                             124,106            122,672
 Allowance for loan losses                         (1,048)              (925)
                                            --------------------------------
  Net loans                                       123,058            121,747
Premises and equipment                              7,483              7,551
Federal Home Loan Bank stock                          736                736
Other assets                                        2,395              2,344
                                            --------------------------------
    Total assets                            $     157,047      $     157,171
                                            ================================
LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES
 Deposits
  Noninterest bearing                       $       7,868      $       8,401
  Interest bearing                                114,817            114,619
                                            --------------------------------
   Total deposits                                 122,685            123,020

 Short term borrowings                              2,500              2,000
 Long-term debt                                     7,000              7,000
 Other liabilities                                  2,113              1,999
                                            --------------------------------
    Total liabilities                             134,298            134,019
                                            --------------------------------

Commitments and Contingent Liabilities

                                                                 (Continued)


                 Great American Bancorp, Inc. and Subsidiary
                   Consolidated Balance Sheets (Continued)
                  As of March 31, 1999 and December 31, 1998
                               (unaudited, in thousands)

                                           March 31, 1999      Dec. 31, 1998

-----------------------------------------------------------------------------
STOCKHOLDERS' EQUITY
Preferred stock, $0.01 par value
 Authorized and unissued --
  1,000,000 shares                                     --                 --
Common stock, $0.01 par value
 Authorized -- 7,000,000 shares
 Issued and outstanding -- 2,052,750 shares            21                 21
Paid-in-capital                                    19,903             19,877
Retained earnings -- substantially restricted      16,481             16,411
Accumulated other comprehensive income                 --                  1
                                            --------------------------------
                                                   36,405             36,310
Less:
 Treasury stock, at cost - 732,867 and
   693,067 shares                                 (12,610)           (11,999)
 Unallocated employee stock ownership plan
   shares - 58,023 and 63,698 shares                 (580)              (637)
 Unearned incentive plan shares - 32,317 and
   36,214 shares                                     (466)              (522)
                                            --------------------------------
                                                  (13,656)           (13,158)
                                            --------------------------------
    Total stockholders' equity                     22,749             23,152
                                            --------------------------------
    Total liabilities and
      stockholders' equity                  $     157,047      $     157,171
                                            ================================


See notes to consolidated financial statements.


                  Great American Bancorp, Inc. and Subsidiary
                         Consolidated Income Statements
               For the Three Months Ended March 31, 1999 and 1998
                 (unaudited, in thousands except per share data)

                                                     1999               1998
----------------------------------------------------------------------------
Interest income:
 Loans                                       $      2,514      $       2,381
 Investment securities
  Taxable                                              38                 55
  Tax exempt                                            9                  2
 Deposits with financial
  institutions and other                              196                211
                                            --------------------------------
   Total interest income                            2,757              2,649
                                            --------------------------------
Interest expense:
 Deposits                                           1,205              1,205
 Other                                                115                  8
                                            --------------------------------
   Total interest expense                           1,320              1,213
                                            --------------------------------
   Net interest income                              1,437              1,436
Provision for loan losses                             123                 39
                                            --------------------------------
   Net interest income after
     provision for loan losses                      1,314              1,397
                                            --------------------------------
Noninterest income:
 Brokerage commissions                                 25                 37
 Insurance sales commissions                          210                 98
 Service charges on deposit accounts                  131                106
 Loan servicing fees                                    5                  7
 Other customer fees                                   35                 34
 Other income                                          --                  1
                                            --------------------------------
   Total noninterest income                           406                283
                                            --------------------------------

                                                                 (Continued)


                  Great American Bancorp, Inc. and Subsidiary
                   Consolidated Income Statements (Continued)
               For the Three Months Ended March 31, 1999 and 1998
                  (unaudited, in thousands except share data)

                                                     1999               1998
----------------------------------------------------------------------------
Noninterest expense:
 Salaries and employee benefits                       740                688
 Net occupancy expenses                               149                126
 Equipment expenses                                   108                 81
 Data processing fees                                  15                 50
 Deposit insurance expense                             18                 17
 Printing and office supplies                          71                 65
 Legal and professional fees                           90                 40
 Directors and committee fees                          26                 26
 Insurance expense                                     12                 11
 Marketing and advertising expenses                    39                 36
 Other expenses                                        95                103
                                            --------------------------------
   Total noninterest expense                        1,363              1,243
                                            --------------------------------
   Income before income tax                           357                437
Income tax expense                                    145                193
                                            --------------------------------
   Net income                               $         212      $         244
                                            ================================

Per Share Data:

  Earnings
   Basic:
     Net income                             $        0.17      $        0.16
                                            ================================
     Average number of shares                   1,245,592          1,490,469
                                            ================================

   Diluted:
     Net income                             $        0.17      $        0.15
                                            ================================
     Average number of shares                   1,287,850          1,592,773
                                            ================================

  Dividends                                 $        0.11      $        0.10
                                            ================================


See notes to consolidated financial statements.


                 Great American Bancorp, Inc. and Subsidiary
                    Consolidated Statements of Cash Flows
              For the Three Months Ended March 31, 1999 and 1998
                          (unaudited, in thousands)

                                                     1999               1998
----------------------------------------------------------------------------
Operating Activities:
  Net income                                $         212      $         244
  Adjustments to reconcile net
    income to net cash provided
    by operating activities:
      Provision for loan losses                       123                 39
      Depreciation                                    133                109
      Amortization of deferred loan fees               (5)                (8)
      Deferred income tax                             (22)               (22)
      Investment securities accretion, net             --                 (1)
      Employee stock ownership plan
        compensation expense                           84                122
      Incentive plan expense                           55                 55
      Net change in:
        Other assets                                  (29)              (179)
        Other liabilities                             112                235
                                            --------------------------------
          Net cash provided by
            operating activities (used)               663                594
                                            --------------------------------
Investing Activities:
  Purchases of securities available for sale           --             (1,000)
  Proceeds from maturities of securities
    available for sale                              1,000                997
  Purchases of securities held to maturity             --             (1,000)
  Proceeds from maturities of securities held
    to maturity                                     1,000              1,100
  Net change in loans                              (1,429)               174
  Purchase of premises and equipment                  (65)              (227)
                                            --------------------------------
          Net cash used by
            investing activities                      506                 44
                                            --------------------------------

                                                                 (continued)







                   Great American Bancorp, Inc. and Subsidiary
                Consolidated Statements of Cash Flows (Continued)
               For the Three Months Ended March 31, 1999 and 1998
                            (unaudited, in thousands)

                                                     1999               1998
----------------------------------------------------------------------------
Financing Activities:
  Net change in:
    Noninterest-bearing demand, interest-
      bearing demand and savings deposits            (151)             3,795
    Certificates of deposit                          (184)             1,739
    Short-term borrowings                             500                 --
  Cash dividends                                     (140)              (156)
  Purchase of treasury stock                         (611)            (1,749)
                                            --------------------------------
          Net cash provided by
            financing activities                     (586)             3,629
                                            --------------------------------
Net Change in Cash and Cash Equivalents               583              4,267

Cash and Cash Equivalents, Beginning
  of Period                                        21,815             17,476
                                            --------------------------------
Cash and Cash Equivalents, End of
  Period                                    $      22,398      $      21,743
                                              ================================
Additional Cash Flows Information

   Interest paid                            $       1,318      $       1,210
                                            ================================
   Income tax paid                          $          50      $         105
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

2.  Statement of Information Furnished

The accompanying unaudited consolidated financial statements have been prepared in accordance with Form 10-QSB instructions and Item 310(b) of Regulation S-B, and, in the opinion of management, contain all adjustments necessary to present fairly the financial position as of March 31, 1999 and December 31, 1998, the results of operations for the three months ended March 31, 1999 and 1998, and the cash flows for the three months ended March 31, 1999 and 1998. All adjustments to the financial statements were normal and recurring in nature. These results have been determined on the basis of generally accepted accounting principles. Reclassifications of certain amounts in the 1998 financial statements have been made to conform to the 1999 presentation. The results of operations for the three months ended March 31, 1999 are not necessarily indicative of the results to be expected for the entire fiscal year.

The Company adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income," ("SFAS No. 130") in 1998. At March 31, 1999 and March 31, 1998, the amounts to be disclosed by the Company under SFAS No. 130 are considered immaterial and are therefore not shown in the accompanying financial statements.

The consolidated financial statements are those of the Company and the Bank. These consolidated financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company's 1998 Annual Report to Shareholders.

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

Financial Condition

The Company's total assets decreased from $157.17 million at December 31, 1998 to $157.05 million at March 31, 1999. The reduction in total assets was primarily due to a decrease in investment securities of $2.00 million, from $2.98 million at December 31, 1998 to $980,000 at March 31, 1999, offset by an increase in net loans of $1.31 million. Net loans increased from $121.75 million at December 31, 1998 to $123.06 million at March 31, 1999.

Total deposits decreased $335,000 from $123.02 million at December 31, 1998 to $122.69 million at March 31, 1999, due, primarily, to a decrease of $533,000 in noninterest bearing deposits.


Total stockholders' equity decreased $403,000 or 1.7%, from $23.15 million at December 31, 1998 to $22.75 million at March 31, 1999. Book value per outstanding voting share increased from $17.03 at December 31, 1998 to $17.23 at March 31, 1999. The decrease in stockholders' equity is summarized as follows (in thousands):

   Stockholders' equity, December 31, 1998            $   23,152
   Net income                                                212
   Purchase of treasury stock                               (611)
   Dividends declared                                       (142)
   Incentive plan shares allocated                            55
   ESOP shares allocated                                      84
   Decrease in unrealized loss on securities
      available for sale, net of income tax effect            (1)
                                                          ------
   Stockholders' equity, March 31, 1999               $   22,749
                                                          ======

Results of Operations

Comparison of Three Month Periods Ended March 31, 1999 and 1998

Net income was $212,000 for the three months ended March 31, 1999, compared to $244,000 for the three months ended March 31, 1998. This represents a $32,000, or 13.1% decrease. Basic earnings per share were $0.17 for the three months ended March 31, 1999, compared to $0.16 for the three months ended March 31, 1998. Diluted earnings per share were $0.17 in 1999, compared to $0.15 in 1998.

Net income in 1999 was less than net income in 1998 due to increases in noninterest expense and the provision for loan losses, offset by an increase in noninterest income.

Net interest income was $1.44 million for both the three months ended March 31, 1999, and 1998. Interest income was $2.76 million for the three months ended March 31, 1999, compared to $2.65 million for the same period in 1998, an increase of $108,000, or 4.1%, primarily the result of an increase in interest income on loans. Interest income on loans during the same period in 1999 was $2.51 million $133,000 or 5.6%, greater than the $2.38 million recorded in 1998.

The increase in interest income on loans was due to higher average total loans in 1999. Average total loans for the three months ended March 31, 1999 were $122.75 million, compared to $111.55 million for the same period in 1998, an increase of $11.20 million or 10.0%. The majority of the increase in average total loans was in mortgage loans. Total mortgage loans averaged $99.08 million for the three months ended March 31, 1999, compared to $86.58 million for the three months ended March 31, 1998, an increase of $12.50 million or 14.4%. This growth occurred in one-to four-family and multifamily residential loans and in commercial mortgage loans.

Average total commercial loans were $9.28 million for the three months ended March 31, 1999, compared to $11.38 million for the same period in 1998, a decrease of $2.10 million or 18.5%. Average total consumer loans were $10.85 million during the three months ended March 31, 1999, an decrease of $1.08 million, or 9.1%, below the $11.93 million average total balance during the same period in 1998. The average yield on loans was 8.31% for the three months ended March 31, 1999, compared to 8.66% for the three months ended March 31, 1998.


Interest income on investment securities declined from $57,000 for the three months ended March 31, 1998 to $47,000 for the same period in 1999, due to a decrease in average total investment securities and a decrease in the yield on U.S. agency securities. Total investment securities, including Federal Home Loan Bank ("FHLB") stock, averaged $3.52 million for the three months ended March 31, 1999, compared to $3.57 million for the same period in 1998. Interest income on deposits with financial institutions and other decreased from $211,000 for the three months ended March 31, 1998 to $196,000 for the three months ended March 31, 1999 due to a reduction in the yield on these deposits. The average total balance of deposits with financial institutions and other increased from $14.74 million for the three months ended March 31, 1998 to $17.09 million for the three months ended March 31, 1999, an increase of $2.35 million or 15.9%. The average yield on investment securities decreased from 6.48% for the three months ended March 31, 1998 to 5.42% for
the same period in 1999.   The average yield on deposits with financial
institutions and other decreased from 5.81% for the three months ended March 31, 1998 to 4.65% for the same period in 1999.

Interest expense increased by $107,000, or 8.8% from $1,213,000 for the three months ended March 31, 1998 to $1,320,000 for the same period in 1999. The increase was mainly attributable to growth in interest-bearing deposits during the three months ended March 31, 1998 and 1999. Also, in September and October of 1998 the Company borrowed a total of $7.00 million from the "FHLB." Average total interest-bearing deposits increased from $107.08 million in the first three months of 1998 to $113.26 million during the same period in 1999, an increase of $6.18 million, or 5.8%. This growth occurred in NOW and IMMA accounts and in certificates of deposit, primarily certificates with maturities from six months to one year. The average rates on deposits were 4.32% and 4.54% for the three months ended March 31, 1999 and 1998, respectively. Average borrowings at March 31, 1999 were $9.42 million. There were no borrowings for the same period in 1998.

Net interest income as a percent of average interest earning assets was 4.09% for the three months ended March 31, 1999 versus 4.47% for the same period in 1998. The spread between the yield on interest earning assets and the rate on interest bearing liabilities was 3.51% and 3.68% for the three months ended March 31, 1999 and 1998, respectively.

The provision for loan losses was $123,000 for the quarter ended March 31, 1999 compared to $39,000 for the quarter ended March 31, 1998. The increase was primarily due to an increase in the monthly provision due to a commercial loan totaling $1.35 million becoming non-performing during the fourth quarter of 1998. In the first quarter of 1999, this borrower filed Chapter 11, or business reorganization, bankruptcy. The loan is secured by business assets; however, the ratio of the value of the assets to the outstanding balance of
the loan is undetermined at this time.   Company management continues to work
closely with attorneys to determine appropriate actions regarding this loan; however, the loan will most likely remain in a workout status for several months. There were no loans charged-off and no recoveries in the three months ended March 31, 1999. There were no loans charged off, and $1000 in recoveries, in the first three months of 1998.

Non-performing loans, which are loans past due 90 days or more and non-accruing loans, totaled $1,472,000 at March 31, 1999, compared to $136,000 at March 31, 1998. Non-performing loans at March 31, 1999 consisted of three residential mortgage loans totaling $121,000, two consumer loans totaling $1,000 and the afore mentioned commercial loan totaling $1.35 million. All of these loans are past due 90 days or more with $1.35 million of the balance in non-accrual status.

The ratio of the Company's allowance for loan losses to total loans was .84% at March 31, 1999 and .48% at March 31, 1998. Management assesses the adequacy of the allowance for loan losses based on evaluating known and inherent risks in the loan portfolio and upon management's continuing analysis of the factors underlying the quality of the loan portfolio. While management believes that, based on information currently available, the allowance for loan losses is sufficient to cover losses inherent in its loan portfolio at this time, no assurance can be given that the level of the allowance for loan losses will be sufficient to cover future possible loan losses incurred by the Company or that future adjustments to the allowance for loan losses will not be necessary if economic and other conditions differ substantially from the economic and other conditions used by management to determine the current level of the allowance for loan losses. Management may in the future increase the level of the allowance for loan losses as a percentage of total loans and non-performing loans in the event it increases the level of commercial real estate, multifamily, or consumer lending as a percentage of its total loan portfolio. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the allowance for loan losses. Such agencies may require the Company to provide additions to the allowance based upon judgements different from management.

Noninterest income totaled $406,000 for the three months ended March 31, 1999, compared to $283,000 for the same period in 1998, an increase of

$123,000, or 43.5%. Insurance sales commissions, which totaled $210,000 for the three months ended March 31, 1999 compared to $98,000 for the same period in 1998, accounted for the majority of the increase in noninterest income. These commissions were generated by GTPS Insurance Agency, the division of PASC formed in September, 1997. Service charges on deposits accounts increased $25,000 in 1999, mainly due to an increase in overdraft fees due to growth in checking accounts.

Noninterest expense was $1.34 million for the three months ended March 31, 1999, compared to $1.24 million recorded for the three months ended March 31, 1998, an increase of $120,000, or 9.6%. The majority of this increase was in salaries and employee benefits which increased by $52,000 or 7.6%. Salaries and employee benefits expense was higher in 1999 due partly to additional salaries and related benefits paid to employees hired when GTPS Insurance Agency merged with the Cox, Lowry, Marsh Agency in March, 1998.

Net occupancy expenses were $23,000 higher for the three months ended March 31, 1999 due to depreciation and other expenses associated with the completion of the third floor of the main banking facility in March 1998. Equipment expenses were $27,000 higher for the three months ended March 31, 1999 due to depreciation, maintenance and other expenses relating to the purchase of furniture and computers for the Agency. Also, the Bank purchased computers, printers and software for a network installed in May, 1998 and acquired the software for its conversion to a new in-house main operating system in October, 1998.

Legal and professional fees increased by $50,000 for the three months ended March 31, 1999, mainly attorney's fees related to the $1.35 million commercial loan which became non-performing in the fourth quarter of 1998.

Total income taxes decreased by $48,000, or 24.9% from $193,000 for the three months ended March 31, 1998 to $145,000 for the same period in 1999 due to the decrease in pretax net income. The effective tax rates for both the three months ended March 31, 1999 and 1998, were 40.6% and 44.2% respectively.

Liquidity and Capital Resources

The Bank's primary sources of funds are deposits and principal and interest payments on loans. While maturities and scheduled amortization of loans are predictable sources of funds, deposit flows and mortgage prepayments are greatly influenced by general interest rates, economic conditions, and competition. The Office of Thrift Supervision ("OTS"), the Company's and the Bank's primary regulator, requires the Bank to maintain minimum levels of liquid assets. Currently, the required ratio is 4%. The Bank's liquidity ratios were 17.17% and 15.67% at March 31, 1999 and December 31, 1998, respectively, well above the required minimum.

A review of the Consolidated Statements of Cash Flows included in the accompanying financial statements shows that the Company's cash and cash equivalents ("cash") increased $583,000 for the three months ended March 31, 1999, compared to an increase of $4.27 million for the three months ended March 31, 1998. During the three months ended March 31, 1999, cash was primarily provided from earnings, proceeds from maturities of securities, and an increase in short-term borrowings, and during that period cash was primarily used to fund loans and to purchase treasury stock.

During the three months ended March 31, 1998, cash was primarily provided from an increase in non-interest-bearing demand, interest-bearing demand and savings deposits and certificates of deposit. During this period, cash was primarily used to purchase investment securities and treasury stock and to pay dividends.


The Company's primary investment activity during the three months ended March 31, 1999 was the origination of loans. During the three months ended March 31, 1999 and March 31, 1998, the Company originated mortgage loans in the amounts of $4.77 million and $7.27 million, respectively, commercial loans in the amounts of $2.35 million and $3.86 million, respectively, and consumer loans in the amounts of $1.77 million and $2.22 million, respectively.

As of March 31, 1999, the Company had outstanding commitments (including undisbursed loan proceeds) of $3.28 million. The Company anticipates it will have sufficient funds available to meet its current loan origination commitments. Certificates of deposit which are scheduled to mature in one year or less from March 31, 1999 totaled $53.13 million. Management believes a significant portion of such deposits will remain with the Company.

The OTS capital regulations require savings institutions to meet three capital standards: a 1.5% tangible capital standard; a 3% leverage (core capital) ratio and an 8% risk-based capital standard. The core capital requirement is effectively 4%, since OTS regulations stipulate that, effective December 19, 1992, an institution with less than 4% core capital will be deemed to be "undercapitalized." As of March 31, 1999, the Bank's capital percentages for tangible capital of 6.39%, core capital of 6.39%, and risk-based capital of 11.99% exceed the regulatory requirement for each category.

Current Accounting Issues

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

   Item 2.  Changes in Securities and use of preceeds

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

             a.  Exhibits

                 3.1   Certificate of Incorporation of Great American
                       Bancorp, Inc.*

                 3.2   By-laws of Great American Bancorp, Inc.*

                11.0   Computation of earnings per share (filed herewith)

                27.0   Financial Data Schedule

             b.  Report on Form 8-K

                 1. On February 12, 1999, the Registrant filed a Current Report on Form 8-K reporting information under Items 5 and 7, incorporating by reference a press release dated February 9, 1999, relating to the Registrant's adoption of a stock repurchase program and the declaration of dividends to its shareholders.




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


      Dated:       May 12, 1999            /s/  George R. Rouse
             -----------------------       ----------------------------
                                           George R. Rouse
                                           President and
                                           Chief Executive Officer



      Dated:       May 12, 1999            /s/  Jane F. Adams
            --------------------------     ----------------------------
                                           Jane F. Adams
                                           Chief Financial Officer,
                                           Secretary and Treasurer



                                    Exhibit 11.0


Earnings per share (unaudited)

Earnings per share (EPS) were computed as follows
(dollar amounts in thousands except share data):

                                                   Three Months Ended
                                                     March 31, 1999
                                             -------------------------------
                                                        Weighted
                                                         Average   Per-Share
                                              Income      Shares     Amount
                                             -------------------------------
Basic Earnings Per Share

  Income available to common stockholders    $   212   1,245,592    $  0.17

Effect of Dilutive Securities
  Stock options                                            8,000
  Unearned incentive plan shares                          34,258

                                             -------------------------------
Diluted Earnings Per Share
  Income available to common stockholders
   and assumed conversion                    $   212   1,287,850    $  0.17
                                             ===============================


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