Form 10QSB
period 1999-06-30
GREAT AMERICAN BANCORP INC
filed 1999-08-13
CIK 943064

UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C. 20549

                              FORM 10-QSB
(Mark One)
[ X ]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
          SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended      June 30, 1999
                                ----------------------

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

                    (1)  [X]  Yes  [   ]  No
                    (2)  [X]  Yes  [   ]  No

At July 31, 1999, the Registrant had 1,287,383 shares of Common Stock outstanding, for ownership purposes, which excludes 765,367 shares held as treasury stock.


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

     Item 3.        Defaults Upon Senior Securities

     Item 4.        Submission of Matters to a Vote of Security
                    Holders

     Item 5.        Other Information

     Item 6.        Exhibits and Reports on Form 8-K

SIGNATURES


                 Great American Bancorp, Inc. and Subsidiary
                         Consolidated Balance Sheets
                  As of June 30, 1999 and December 31, 1998
                              (in thousands)

                                            June 30, 1999      Dec. 31, 1998
                                             (unaudited)
-----------------------------------------------------------------------------
ASSETS
Cash and due from banks                     $       5,270      $       6,429
Interest-bearing demand deposits                    7,678             15,386
                                            --------------------------------
 Cash and cash equivalents                         12,948             21,815

Investment securities
 Available for sale                                   998              1,001
 Held to maturity                                   3,529              1,977
                                            --------------------------------
  Total investment securities                       4,527              2,978
Loans                                             127,840            122,672
  Allowance for loan losses                        (1,202)              (925)
                                            --------------------------------
  Net loans                                       126,638            121,747
Premises and equipment                              7,376              7,551
Federal Home Loan Bank stock                          767                736
Other assets                                        2,348              2,344
                                            --------------------------------
    Total assets                            $     154,604      $     157,171
                                            ================================
LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES
 Deposits
  Noninterest bearing                       $       9,243      $       8,401
  Interest bearing                                111,686            114,619
                                            --------------------------------
   Total deposits                                 120,929            123,020
 Short-term borrowings                              2,500              2,000
 Long-term debt                                     7,000              7,000
 Other liabilities                                  1,693              1,999
                                            --------------------------------
    Total liabilities                             132,122            134,019
                                            --------------------------------



                                                                 (Continued)


                 Great American Bancorp, Inc. and Subsidiary
                   Consolidated Balance Sheets (Continued)
                  As of June 30, 1999 and December 31, 1998
                               (in thousands)

                                            June 30, 1999      Dec. 31, 1998
                                             (unaudited)
-----------------------------------------------------------------------------
STOCKHOLDERS' EQUITY
Preferred stock, $0.01 par value
 Authorized and unissued --
  1,000,000 shares                                     --                 --
Common stock, $0.01 par value
 Authorized -- 7,000,000 shares
 Issued and outstanding -- 2,052,750 shares            21                 21
Paid-in-capital                                    19,929             19,877
Retained earnings -- substantially restricted      16,509             16,411
Accumulated other comprehensive income                 (1)                 1
                                            --------------------------------
                                                   36,458             36,310
Less:
 Treasury stock, at cost - 760,367 and
   693,067 shares                                 (13,042)           (11,999)
 Unallocated employee stock ownership plan
   shares - 52,344 and 63,698 shares                 (524)              (637)
 Unearned incentive plan shares - 28,420 and
   36,214 shares                                     (410)              (522)
                                            --------------------------------
                                                  (13,976)           (13,158)
                                            --------------------------------
    Total stockholders' equity                     22,482             23,152
                                            --------------------------------
    Total liabilities and
      stockholders' equity                  $     154,604      $     157,171
                                            ================================


See notes to consolidated financial statements.


                  Great American Bancorp, Inc. and Subsidiary
                         Consolidated Income Statements
                For the Six Months Ended June 30, 1999 and 1998
                  (unaudited, in thousands except share data)

                                                     1999               1998
----------------------------------------------------------------------------
Interest income:
 Loans                                       $      5,016      $       4,927
 Investment securities
  Taxable                                              58                112
  Tax exempt                                           18                  5
 Deposits with financial
  institutions and other                              382                371
                                            --------------------------------
   Total interest income                            5,474              5,415
                                            --------------------------------
Interest expense:
 Deposits                                           2,398              2,447
 Other                                                249                 26
                                            --------------------------------
   Total interest expense                           2,647              2,473
                                            --------------------------------
   Net interest income                              2,827              2,942
Provision for loan losses                             273                 78
                                            --------------------------------
   Net interest income after
     provision for loan losses                      2,554              2,864
                                            --------------------------------
Noninterest income:
 Brokerage commissions                                 76                 86
 Insurance sales commissions                          341                220
 Service charges on deposit accounts                  267                222
 Loan servicing fees                                    9                 13
 Other customer fees                                   77                 68
 Other income                                          12                 10
                                            --------------------------------
   Total noninterest income                           782                619
                                            --------------------------------

                                                                 (Continued)


                  Great American Bancorp, Inc. and Subsidiary
                   Consolidated Income Statements (Continued)
                For the Six Months Ended June 30, 1999 and 1998
                  (unaudited, in thousands except share data)

                                                     1999               1998
----------------------------------------------------------------------------
Noninterest expense:
 Salaries and employee benefits                     1,478              1,408
 Net occupancy expenses                               304                266
 Equipment expenses                                   211                175
 Data processing fees                                  30                 99
 Deposit insurance expense                             36                 34
 Printing and office supplies                         136                126
 Legal and professional fees                          172                 79
 Directors and committee fees                          51                 52
 Insurance expense                                     25                 21
 Marketing and advertising expenses                    85                 95
 Other expenses                                       190                199
                                            --------------------------------
   Total noninterest expense                        2,718              2,554
                                            --------------------------------
   Income before income tax                           618                929
Income tax expense                                    254                410
                                            --------------------------------
   Net income                               $         364      $         519
                                            ================================

Per Share Data:

  Earnings
   Basic:
     Net income                             $        0.30      $        0.35
                                            ================================
     Average number of shares                   1,230,722          1,476,129
                                            ================================

   Diluted:
     Net income                             $        0.29      $        0.33
                                            ================================
     Average number of shares                   1,270,685          1,581,326
                                            ================================

  Dividends                                 $        0.22      $        0.21
                                            ================================


See notes to consolidated financial statements.


                  Great American Bancorp, Inc. and Subsidiary
                         Consolidated Income Statements
                  For the Quarter Ended June 30, 1999 and 1998
                  (unaudited, in thousands except share data)

                                                     1999               1998
----------------------------------------------------------------------------
Interest income:
 Loans                                       $      2,501      $       2,546
 Investment securities
  Taxable                                              20                 56
  Tax exempt                                           10                  2
 Deposits with financial
  institutions and other                              186                160
                                            --------------------------------
   Total interest income                            2,717              2,764
                                            --------------------------------
Interest expense:
 Deposits                                           1,193              1,241
 Other                                                134                 18
                                            --------------------------------
   Total interest expense                           1,327              1,259
                                            --------------------------------
   Net interest income                              1,390              1,505
Provision for loan losses                             150                 39
                                            --------------------------------
   Net interest income after
     provision for loan losses                      1,240              1,466
                                            --------------------------------
Noninterest income:
 Brokerage commissions                                 51                 49
 Insurance sales commissions                          131                122
 Service charges on deposit accounts                  136                116
 Loan servicing fees                                    4                  6
 Other customer fees                                   42                 34
 Other income                                          12                 10
                                            --------------------------------
   Total noninterest income                           376                337
                                            --------------------------------

                                                                 (Continued)


                  Great American Bancorp, Inc. and Subsidiary
                   Consolidated Income Statements (Continued)
                  For the Quarter Ended June 30, 1999 and 1998
                  (unaudited, in thousands except share data)

                                                     1999               1998
----------------------------------------------------------------------------
Noninterest expense:
 Salaries and employee benefits                       738                720
 Net occupancy expenses                               155                140
 Equipment expenses                                   104                 94
 Data processing fees                                  15                 50
 Deposit insurance expense                             18                 17
 Printing and office supplies                          65                 60
 Legal and professional fees                           82                 39
 Directors and committee fees                          25                 26
 Insurance expense                                     13                 10
 Marketing and advertising expenses                    45                 59
 Other expenses                                        95                 96
                                            --------------------------------
   Total noninterest expense                        1,355              1,311
                                            --------------------------------
   Income before income tax                           261                492
Income tax expense                                    109                217
                                            --------------------------------
   Net income                               $         152      $         275
                                            ================================

Per Share Data:

  Earnings
   Basic:
     Net income                             $        0.12      $        0.19
                                            ================================
     Average number of shares                   1,235,404          1,461,946
                                            ================================

   Diluted:
     Net income                             $        0.12      $        0.18
                                            ================================
     Average number of shares                   1,273,221          1,569,102
                                            ================================

  Dividends                                 $        0.11      $        0.11
                                            ================================


See notes to consolidated financial statements.


                 Great American Bancorp, Inc. and Subsidiary
                    Consolidated Statements of Cash Flows
               For the Six Months Ended June 30, 1999 and 1998
                          (unaudited, in thousands)

                                                     1999               1998
----------------------------------------------------------------------------
Operating Activities:
  Net income                                $         364      $         519
  Adjustments to reconcile net
    income to net cash provided
    by operating activities:
      Provision for loan losses                       273                 78
      Depreciation                                    265                218
      Amortization of deferred loan fees               (8)               (18)
      Deferred income tax                             (44)               (44)
      Investment securities accretion, net             --                (1)
      Employee stock ownership plan
        compensation expense                          168                252
      Incentive plan expense                          110                111
      Net change in:
        Other assets                                   40               (601)
        Other liabilities                            (320)               273
                                            --------------------------------
          Net cash provided by
            operating activities                      848                787
                                            --------------------------------
Investing Activities:
  Purchases of securities available for sale       (1,000)            (1,000)
  Purchases of securities held to maturity         (3,002)            (1,000)
  Proceeds from maturities of securities held
    to maturity                                     1,450              1,100
  Proceeds from maturities of securities
    available for sale                              1,000                997
  Purchase of Federal Home Loan Bank stock            (31)              (118)
  Net change in loans                              (5,156)           (11,197)
  Purchase of premises and equipment                  (90)              (616)
                                            --------------------------------
          Net cash used by
            investing activities                   (6,829)           (11,834)
                                            --------------------------------

                                                                 (continued)


                   Great American Bancorp, Inc. and Subsidiary
                Consolidated Statements of Cash Flows (Continued)
                 For the Six Months Ended June 30, 1999 and 1998
                            (unaudited, in thousands)

                                                     1999               1998
----------------------------------------------------------------------------
Financing Activities:
  Net change in:
    Noninterest-bearing demand, interest-
      bearing demand and savings deposits             147              1,188
    Certificates of deposit                        (2,238)             4,135
    Other short-term borrowings                       500              2,000
  Cash dividends                                     (252)              (314)
  Purchase of treasury stock                       (1,043)            (1,749)
                                            --------------------------------
          Net cash provided (used) by
            financing activities                   (2,886)             5,260
                                            --------------------------------
Net Change in Cash and Cash Equivalents            (8,867)            (5,787)

Cash and Cash Equivalents, Beginning
  of Period                                        21,815             17,476
                                            --------------------------------
Cash and Cash Equivalents, End of
  Period                                    $      12,948      $      11,689
                                            ================================
Additional Cash Flows Information

   Interest paid                            $       2,399      $       2,460
                                            ================================
   Income tax paid                          $         419      $         486
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

2.  Statement of Information Furnished

The accompanying unaudited consolidated financial statements have been prepared in accordance with Form 10-QSB instructions and Item 310(b) of Regulation S-B, and, in the opinion of management, contain all adjustments necessary to present fairly the financial position as of June 30, 1999 and December 31, 1998, the results of operations for the six months ended and three months ended June 30, 1999 and 1998, and the cash flows for the six months ended June 30, 1999 and 1998. All adjustments to the financial statements were normal and recurring in nature. These results have been determined on the basis of generally accepted accounting principles. Reclassifications of certain amounts in the 1998 financial statements have been made to conform to the 1999 presentation. The results of operations for the six months ended June 30, 1999 are not necessarily indicative of the results to be expected for the entire fiscal year.

The Company adopted Statement of Financial Accounting Standards No. 130 "Reporting Comprehensive Income," ("SFAS No. 130") in 1999. At June 30, 1999 and June 30, 1998, the amounts to be disclosed by the Company under SFAS No. 130 are considered immaterial and are therefore not shown in the accompanying financial statements.

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


Financial Condition

The Company's total assets decreased from $157.17 million at December 31, 1998 to $154.60 million at June 30, 1999, a decrease of $2.57 million, or 1.6%. This decline was primarily in interest-bearing demand deposits and cash and due from banks, offset by increases in loans and investment securities held to maturity. Net loans increased by $4.89 million, or 4.0%, from $121.75 million at December 31, 1998 to $126.64 million at June 30, 1999. This increase was mostly in mortgage loans, with increases in residential real estate loans of $1.69 million, or 2.5%, multi-family loans of $2.62 million, or 15.4%, and commercial real estate loans of $2.06 million, or 14.2% over December 31, 1998 balances. Investment securities held to maturity increased from $1.98 million at December 31, 1998 to $3.53 million at June 30, 1999, primarily due to the purchase of $3.00 million in mortgage-backed securities, offset by maturing Federal Agency securities totaling $1.45 million. Interest-bearing demand deposits declined by $7.71 million from $15.39 million at December 31, 1998 to $7.68 million at June 30, 1999, due to providing funding for new loans and investment securities.

Total deposits decreased $2.09 million, or 1.7%, from $123.02 million at December 31, 1998 to $120.93 million at June 30, 1999, due primarily to a decrease in certificates of deposit. Total certificates of deposit decreased $2.24 million, or 3.0%, from $75.59 million at December 31, 1998 to $73.35 million at June 30, 1999. The decrease in certificates of deposit was primarily in certificates maturing in two years and less. Also, in January 1999, the Company engaged in a repurchase agreement in the amount of $500,000. The increase in short-term borrowings assisted in funding the growth in loans.

Total stockholders' equity decreased $670,000, or 2.9%, from $23.15 million at December 31, 1998 to $22.48 million at June 30, 1999. Book value per outstanding voting share increased from $17.03 at December 31, 1998 to $17.40 at June 30, 1999. The increase in stockholders' equity is summarized as follows (in thousands):

   Stockholders' equity, December 31, 1998            $   23,152
   Net income                                                364
   Purchase of treasury stock                             (1,043)
   Dividends declared                                       (267)
   Incentive plan shares allocated                           110
   ESOP shares allocated                                     168
   Decrease in unrealized gain on securities
      available for sale, net of income tax effect            (2)
                                                          ------
   Stockholders' equity, June 30, 1999                $   22,482
                                                          ======

Results of Operations

Comparison of Six Month Periods Ended June 30, 1999 and 1998

Net income was $364,000 for the six months ended June 30, 1999, compared to $519,000 for the six months ended June 30, 1998. This represents a $155,000, or 29.9% decrease. Basic earnings per share were $0.30 for the six months ended June 30, 1999, compared to $0.35 for the six months ended June 30, 1998, and diluted earnings per share were $0.29 in 1999, compared to $0.33 in 1998.

Net income in 1999 was lower than net income in 1998 due to increases in both interest and non-interest expense and an increase in the provision for loan losses.

Net interest income was $2.83 million for the six months ended June 30, 1999, compared to $2.94 million for the same period in 1998, a decrease of $110,000, or 3.7%. Interest income was $5.47 million for the six months ended June 30, 1999, compared to $5.42 million for the same period in 1998, an increase of $50,000, or 1.0%, which was primarily the result of increased interest income from loans. Interest income on loans in 1999 was $5.02 million, $90,000, or 1.8%, greater than the $4.93 million recorded in 1998.

The increase in interest income on loans was due to higher average total loans in 1999 offset by a reduction in the average yield on loans. Average total loans for the six months ended June 30, 1999 were $122.95 million, compared to $114.96 million for the same period in 1998, an increase of $7.99 million, or 7.0%. The majority of the increase was in mortgage loans. Total mortgage loans averaged $104.02 million for the six months ended June 30, 1999, compared to $91.50 million for the six months ended June 30, 1998, an increase of $12.52 million, or 13.7%. This growth occurred in one-to four-family and multifamily residential loans, commercial mortgage loans and in construction loans.

Average total commercial loans were $9.12 million in 1999, compared to $12.14 million in 1998, a decrease of $3.02 million, or 24.9%. Average total consumer loans were $10.89 million during the six months ended June 30, 1999, a decrease of $960,000, or 8.1%, below the $11.85 million average total balance during 1998. The average yield on loans was 8.23% for the six months ended June 30, 1999, compared to 8.64% for the six months ended June 30, 1998.

Interest income on investment securities declined from $117,000 for the six months ended June 30, 1998 to $76,000 for the same period in 1999, due to a decrease in average total investment securities. Total investment securities, including Federal Home Loan Bank stock, averaged $3.72 million in 1998, compared to $2.85 million in 1999, a decline of $870,000, or 23.4%. Interest income on deposits with financial institutions and other increased from $371,000 for the six months ended June 30, 1998 to $382,000 for the six months ended June 30, 1999. The average total balance of deposits with financial institutions and other increased from $14.02 million for the six months ended June 30, 1998 to $16.77 million for the six months ended June 30, 1999, an increase of $2.75 million, or 19.6%. The average yield on investment securities decreased from 6.34% for the six months ended June 30, 1998 to
5.38% for the same period in 1999.   The average yield on deposits with
financial institutions and other decreased from 5.34% for the six months ended June 30, 1998 to 4.59% for the same period in 1999.

Interest expense increased by $180,000, or 7.3% from $2.47 million for the six months ended June 30, 1998 to $2.65 million for the same period in 1999. The increase was mainly attributable to growth in average interest-bearing deposits and an increase in short-term borrowings and long-term debt. Average total interest-bearing deposits increased from $109.22 million in the first half of 1998 to $113.69 million during 1999, an increase of $4.47 million, or 4.1%. Most of this growth occurred in NOW and insured money market accounts and certificates of deposit, primarily certificates maturing in one year or less. Average borrowings increased $8.83 million from $667,000 for the six months ended June 30, 1998 to $9.50 million for the same period in 1999. The majority of the increase in average borrowings was due to $7.00 million in advances from the Federal Home Loan Bank ("FHLB") entered into by the Company
in September and October of 1998.   The average rates on deposits were 4.25%
and 4.52% for the six months ended June 30, 1999 and 1998, respectively.

Net interest income as a percent of average interest earning assets was 4.00% for the six months ended June 30, 1999 versus 4.47% for the same period in 1998. The spread between the yield on interest earning assets and the rate on interest bearing liabilities was 3.42% and 3.70% for the six months ended June 30, 1999 and 1998, respectively.

The provision for loan losses was $273,000 for the six months ended June 30, 1999 compared to $78,000 for the six months ended June 30, 1998. The provision was higher in 1999 due to an increase in the monthly provision due to a commercial loan totaling $1.35 million becoming non-performing during the fourth quarter of 1998. In the first quarter of 1999, this borrower filed Chapter 11, or business reorganization bankruptcy. Currently, certain assets of the borrower are being liquidated. Company management continues to work closely with attorneys to determine appropriate actions regarding this loan; however, the loan will most likely remain in a workout status for several months. There were no loans charged-off in the six months ended June 30, 1999 and recoveries totaled $3,000. Total charge-offs in the first six months of 1998 were $3,000, with $5,000 in recoveries.

Non-performing loans, which are loans past due 90 days or more and non-accruing loans, totaled $1.60 million at June 30, 1999, compared to $119,000 at June 30, 1998. Non-performing loans at June 30, 1999 consisted of three residential mortgage loans totaling $142,000, one consumer loan of $2,000, and three commercial loans totaling $1.46 million. All of these loans are past due 90 days or more with $1.35 million of the balance in non-accrual status.

The ratio of the Company's allowance for loan losses to total loans was .94% at June 30, 1999 and .47% at June 30, 1998. Management assesses the adequacy of the allowance for loan losses based on evaluating known and inherent risks in the loan portfolio and upon management's continuing analysis of the factors underlying the quality of the loan portfolio. Management believes that, based on information currently available, the allowance for loan losses is sufficient to cover losses inherent in its loan portfolio at this time. However, no assurance can be given that the level of the allowance for loan losses will be sufficient to cover future possible loan losses incurred by the Company or that future adjustments to the allowance for loan losses will not be necessary if economic and other conditions differ substantially from the economic and other conditions used by management to determine the current level of the allowance for loan losses. Management may in the future increase the level of the allowance for loan losses as a percentage of total loans and non-performing loans in the event it increases the level of commercial real estate, multifamily, or consumer lending as a percentage of its total loan portfolio. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the allowance for loan losses. Such agencies may require the Company to provide additions to the allowance based upon judgements different from management.

Noninterest income totaled $782,000 for the six months ended June 30, 1999, compared to $619,000 for the same period in 1998, an increase of $163,000, or 26.3%. The majority of the increase is attributable to growth in insurance sales commissions, which totaled $341,000 for the first six months in 1999, compared to $220,000 for the same period in 1998. These commissions were generated by GTPS Insurance Agency, the division of PASC formed in September, 1997. Service charges on deposit accounts also increased in 1999 by a total of $45,000, from $222,000 for the six months ended June 30, 1998 to $267,000 for the same period in 1999.

Noninterest expense was $2.72 million for the six months ended June 30, 1999, compared to $2.55 million recorded for the six months ended June 30, 1998, an increase of $170,000, or 6.7%. The majority of this increase was in legal and professional fees which increased by $93,000, or 117.7%, due to legal fees relating to the $1.35 million commercial loan which became non-performing during the fourth quarter of 1998. Salaries and employee benefits expense was higher in 1999 due to normal salary increases and additional salaries and related benefits paid to employees hired when GTPS Insurance Agency merged with the Cox, Lowry, Marsh Agency in March, 1998. Net occupancy expenses, equipment expenses and supply expenses were all higher in 1999 due to the expansion of staff for the GTPS Insurance Agency.

Total income taxes decreased by $156,000, or 38.1% from $410,000 for the six months ended June 30, 1998 to $254,000 for the same period in 1999 due to the decrease in pretax net income. The effective tax rate was 41.1% for the six months ended June 30, 1999 and 44.1% for the same period in 1998.

Results of Operations

Comparison of Three Month Periods Ended June 30, 1999 and 1998.

Net income for the three months ended June 30, 1999 was $152,000, a decrease of $123,000, or 44.7%, over the $275,000 recorded for the three months ended June 30, 1998. Basic earnings per share decreased from $0.19 for the three months ended June 30, 1998 to $0.12 for the same period in 1999, and diluted earnings per share were $0.12 and $0.18 for the three months ended June 30 1999 and 1998, respectively.

Net income for the second quarter of 1999 was lower due to decreases in net interest income and increases in noninterest expense and the provision for loan losses.

Net interest income was $1.39 million for the quarter ended June 30, 1999 and $1.51 million for the quarter ended June 30, 1998, a decrease of $120,000 or 7.9%. Interest income declined 1.4%, or $40,000, from $2.76 million for the quarter ended June 30, 1998 to $2.72 million for the second quarter of 1999.

The decrease in interest income was derived from declines in interest on loans and investment securities offset by an increase in interest on deposits with financial institutions and other. Interest income on loans decreased $50,000, or 2.0%, from $2.55 million for the quarter ended June 30, 1998 to $2.50 million for the same quarter in 1999, due mainly to a reduction in the average yield on loans and a shift in the mix of loans from higher yield commercial and consumer loans to lower rate residential mortgage loans. The reduction in the average yield was also partly due to a decline in general interest rates during late 1998 and early 1999.

Average total residential mortgage loans were $68.16 million for the second quarter of 1999 compared to $60.16 million in the second quarter of 1998. Average total commercial loans for the three months ended June 30, 1999 and June 30, 1998 were $8.93 million and $12.90 million, respectively. This represents a decrease of $3.97 million, or 30.8%. Average total consumer loans decline $850,000, or 7.2% from $11.78 million for the three months ended June 30, 1998 to $10.93 million for the same period in 1999. The average yield on loans decreased from 8.59% for the three months ended June 30, 1998 to 8.08% for the same period in 1999.

Interest income on investment securities declined from $58,000 for the three months ended June 30, 1998 to $30,000 for the same period in 1999, due to a decrease in average total investments. Average total investments for the second quarter of 1999 were $2.19 million, down $1.68 million, or 43.4%, from $3.87 million for the second quarter of 1998. Interest income on deposits with financial institutions and other increased $26,000, or 16.3%, from $160,000 for the three months ended June 30, 1998 to $186,000 for the three months ended June 30, 1999. The average balance for the quarter ending June 30, 1999 for deposits with financial institutions and other was $16.45 million compared to $12.36 million for the same time period in 1998, up $4.09 million, or 33.1%. The average yield on investment securities for the three months ending June 30 1999 was 5.50%, while the average yield was 6.01% for the same time period in 1998. The average yield on deposits with financial institutions and other was 4.54% for the three months ending June 30, 1999 and 5.19% for the three months ending June 30, 1998.

Interest expense increased $70,000, or 5.6%, from $1.26 million for the three months ended June 30, 1998 to $1.33 million for the same period in 1999. The increase was mainly due to higher average total deposits in 1999. Average total deposits increased from $111.36 million for the quarter ended June 30, 1998 to $114.12 million for the quarter ended June 30, 1999, with the biggest increases in NOW and insured money market accounts and in certificates maturing in one year or less. The average yield on total deposits for the three months ended June 30, 1999 was 4.19% and 4.47% for the three months ended June 30, 1998. Interest expense on other borrowings increased by $116,000 from $18,000 for the three months ended June 30, 1998 to $134,000 for the same period in 1998. In September and October of 1998 the Company borrowed a total of $7.00 million from the Federal Home Loan Bank which attributed to the majority of the growth in interest expense from other borrwings.

Net interest income as a percent of interest earning assets was 3.91% for the three months ended June 30, 1999 versus 4.47% for the same period in 1998. The spread between the yield on interest earning assets and the rate on interest bearing liabilities was 3.34% and 3.72% for the three months ended June 30, 1999 and 1998, respectively.

The provision for loan losses was $150,000 for the three months ended June 30, 1999 compared to $39,000 for the three months ended June 30, 1998. The increase was primarily due to an increase in the monthly provision due to the commercial loan totaling $1.35 million becoming non-performing during the fourth quarter of 1998.

Noninterest income increased $39,000, or 11.6%, from $337,000 for the quarter ended June 30, 1998 to $376,000 for the three months ended June 30, 1999. The increase was due to higher commission income from insurance activities and higher service charges on deposit accounts. Insurance sales commissions were $131,000 for the quarter ended June 30, 1999 with $122,000 being recorded for the same period in 1998, an increase of $9,000 or 7.4%. Service charges on deposit accounts were $136,000 for the three months ended June 30, 1999 and $116,000 for the three months ended June 30, 1998, resulting in an increase of $20,000 or 17.2%.

Noninterest expense was $1.36 million for the three months ending June 30, 1999, compared to $1.31 million for the same period in 1998, an increase of $50,000, or 3.8%. The increase was mostly attributable to an increase in legal and professional fees, which rose $43,000 for the three months ended June 30, 1999, mainly attorney's fees related to the $1.35 million commercial loan which became non-performing in the fourth quarter of 1998.

Total income taxes for the three months ended June 30, 1999 were $109,000, compared to $217,000 recorded for the same period in 1998, a decrease of $108,000, or 49.8%. The effective tax rates for the three months ended June 30, 1999 and 1998, were 41.76% and 44.11%, respectively.

Liquidity and Capital Resources

The Bank's primary sources of funds are deposits and principal and interest payments on loans. While maturities and scheduled amortization of loans are predictable sources of funds, deposit flows and mortgage prepayments are greatly influenced by general interest rates, economic conditions, and competition. The Office of Thrift Supervision ("OTS"), the Company's and the Bank's primary regulator, requires the Bank to maintain minimum levels of liquid assets. Currently, the required ratio is 4%. The Bank's liquidity ratios were 11.70% and 15.67% at June 30, 1999 and December 31, 1998, respectively, well above the required minimum.

A review of the Consolidated Statements of Cash Flows included in the accompanying financial statements shows that the Company's cash and cash equivalents ("cash") decreased $8.87 million for the six months ended June 30, 1999, compared to a decrease of $5.79 million for the six months ended June 30, 1998.

During the six months ended June 30, 1999, cash was primarily provided from earnings and maturities of securities. During 1999, cash was primarily used to fund security purchases, loan originations, and deposit withdrawals, to purchase treasury stock, and to pay dividends.

The Company's primary investment activities during the six months ended June 30, 1999 was the origination of loans and the purchase of securities held to maturity and available for sale. During the six months ended June 30, 1999 and June 30, 1998, the Company originated mortgage loans in the amounts of $11.4 million and $18.6 million, respectively, commercial loans in the amounts of $3.9 million and $9.4 million, respectively, and consumer loans in the amounts of $4.7 million and $5.1 million, respectively.

As of June 30, 1999, the Company had outstanding commitments (including undisbursed loan proceeds) of $4.0 million. The Company anticipates it will have sufficient funds available to meet its current loan origination commitments. Certificates of deposit which are scheduled to mature in one year or less from June 30, 1999 totaled $50.6 million. Management believes a significant portion of such deposits will remain with the Company.

The OTS capital regulations require savings institutions to meet three capital standards: a 1.5% tangible capital standard; a 3% leverage (core capital) ratio and an 8% risk-based capital standard. Effective April 1, 1999, however, the minimum core capital ratio increased to 4% for all institutions except those with the highest ratings on the CAMELS financial institutions rating system. As of June 30, 1999, the Bank's capital percentages for tangible capital of 6.76%, core capital of 6.76%, and risk-based capital of 12.24% exceed the regulatory requirement for each category.

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

This Statement is effective for the first fiscal quarter beginning after December 15, 1998. On the date the Statement is initially applied, an entity may reclassify mortgage-backed securities and other beneficial interests retained after the securitization of mortgage loans held for sale from the trading category, except for those with sales commitments in place. Those securities and other interests shall be classified based on the entity's present ability and intent to hold the investments. The adoption of this Statement had no material impact on the Company's financial condition and results of operations.

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

The Company's Board of Directors approved a Year 2000 readiness plan in early 1998, which included the appointment of a Year 2000 compliance officer. This compliance officer spent the majority of 1998 identifying and evaluating areas that could be affected by the century date change and preparing for the Company's conversion of its primary software applications. In October, 1998, the Company converted from a service bureau environment to a new in-house system which processes all customer transactions and maintains balances and history for all loan and deposit customers. The new software vendor provided written assurances that its software is year 2000 compliant, meaning that the date fields in its software are already capable of handling the change to the year 2000. In 1999, the Year 2000 compliance officer completed testing of the new software program for Year 2000 compliance. The compliance officer also tested other software programs for Year 2000 compatibility, including the Company's area network, wire transfer software and modem connections, check processing and ATM software and payroll, accounts payable and general ledger software. All of the software tested was found to be year 2000 compliant.

The Company's operations may also be affected by the Year 2000 compliance of its customers, significant suppliers and other vendors, including those vendors that provide non-information and technology systems. The company requested information related to the year 2000 compliance of its major customers, significant suppliers and other vendors, by distributing questionnaires which requested information on their Year 2000 readiness. The company has received satisfactory responses from the Company's major vendors and a majority of the large loan customers. In the event that any of the Company's major customers, significant suppliers or other vendors do not successfully achieve Year 2000 compliance in a timely manner, the Company's business or operations could be adversely affected. The Company has prepared a contingency plan in the event that there are system interruptions. As part of the contingency plan, the Company intends to engage in alternative suppliers or other vendors if its current significant suppliers or vendors fail to meet Year 2000 operating requirements. There can be no assurances, however, that such plan or the performances by any of the Company's suppliers and vendors will be effective to remedy all potential problems.

The lending activities of the Company are concentrated primarily in one- to four-family mortgage lending. Due to the small individual and aggregate balance of loans to one- to four-family borrowers, it has been determined that customer Year 2000 readiness issues should have an insignificant impact on the Company.

The Company's direct expenses to date (other than the salary of Company employees involved in Year 2000 testing and compliance) have been less than $20,000 and the Company currently anticipates that the total costs related to Year 2000 compliance will not exceed $50,000. Material costs, if any, that may arise from the failure to achieve Year 2000 compliance by either the Company or its significant suppliers and other vendors is not currently determinable. To the extent that the Company's systems are not fully Year 2000 compliant, there can be no assurance that potential systems interruptions or the cost necessary to update software would not have a material adverse effect on the Company's business, financial condition, results of operations, cash flows or business projects. In the event that the Company's progress towards becoming Year 2000 compliant is deemed inadequate, regulatory action may be undertaken.




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

               Not applicable

   Item 3.  Defaults Upon Senior Securities

               Not applicable

   Item 4.  Submission of Matters to a Vote of Security
            Holders

               At the annual meeting of stockholders held on April 27, 1999, the Company's stockholders approved the following items:

1.   elected Jack Troxell to a three-year term as director:

                                                              Broker
                                For          Withheld       Non-Votes
                               -----        ----------      ---------
                Number       1,173,571         25,502            0
                Percent         97.9%            2.1%            0%



2. approved the appointment of OLIVE, LLP, formerly known as Geo. S. Olive & Co., LLC, as independent auditors of
Great American Bancorp, Inc. for the fiscal year ending
December 31, 1999:

                                                                     Broker
                                For       Against     Abstain      Non-Votes
                               -----     ---------   ---------     ---------
                Number       1,166,431     30,137       2,505           0
                Percent        97.3%        2.5%         .2%            0%


                The following directors held terms of office which continued after the meeting:

                             Mr. Clinton C. Atkins
                             Mr. Ronald Kiddoo
				     Dr. Morgan Powell
				     Mr. George Rouse

   Item 5.  Other Information

               Not Applicable


   Item 6.  Exhibits and Reports on Form 8-K

             a.  Exhibits

                 3.1   Certificate of Incorporation of Great American
                       Bancorp, Inc.*

                 3.2   By-laws of Great American Bancorp, Inc.*

                11.0   Computation of earnings per share (filed herewith)

                27.0   Financial Data Schedule

             b.  Report on Form 8-K

                 On April 15, 1999 the company filed a current report on 8-K incorporating by reference a press release dated April 13, 1999 relating to the unaudited results for the three months ended March 31, 1999.

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


      Dated:      August 12, 1999            /s/  George R. Rouse
             -----------------------       ----------------------------
                                           George R. Rouse
                                           President and
                                           Chief Executive Officer



      Dated:      August 12, 1999            /s/  Jane F. Adams
            --------------------------     ----------------------------
                                           Jane F. Adams
                                           Chief Financial Officer,
                                           Secretary and Treasurer



                                    Exhibit 11.0


Earnings per share (unaudited)

Earnings per share (EPS) were computed as follows
(dollar amounts in thousands except share data):

                                                   Six months ended
                                                     June 30, 1999
                                             -------------------------------
                                                        Weighted
                                                         Average   Per-Share
                                              Income      Shares     Amount
                                             -------------------------------
Basic Earnings Per Share

  Income available to common stockholders    $   364   1,230,722    $  0.30

Effect of Dilutive Securities
  Stock options                                            7,603
  Unearned incentive plan shares                          32,360

                                             -------------------------------
Diluted Earnings Per Share
  Income available to common stockholders
   and assumed conversion                    $   364   1,270,685    $  0.29
                                             ===============================


                                                   Six months ended
                                                     June 30, 1998
                                             -------------------------------
                                                        Weighted
                                                         Average    Per-Share
                                              Income      Shares     Amount
                                             -------------------------------
Basic Earnings Per Share
  Income available to common stockholders    $   519   1,476,129    $  0.35

Effect of Dilutive Securities
  Stock options                                           62,062
  Unearned incentive plan shares                          43,135
                                             -------------------------------
Diluted Earnings Per Share
  Income available to common stockholders
   and assumed conversion                    $   519   1,581,326    $  0.33
                                             ===============================


                                                  Three months ended
                                                     June 30, 1999
                                             -------------------------------
                                                        Weighted
                                                         Average   Per-Share
                                              Income      Shares     Amount
                                             -------------------------------
Basic Earnings Per Share

  Income available to common stockholders    $   152   1,235,404    $  0.12

Effect of Dilutive Securities
  Stock options                                            7,356
  Unearned incentive plan shares                          30,461

                                             -------------------------------
Diluted Earnings Per Share
  Income available to common stockholders
   and assumed conversion                    $   152   1,273,221    $  0.12
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