Form 10QSB
period 1999-09-30
GREAT AMERICAN BANCORP INC
filed 1999-11-15
CIK 943064

UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C. 20549

                              FORM 10-QSB
(Mark One)
[ X ]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
          SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended      September 30, 1999
                                ----------------------

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

At October 31, 1999, the Registrant had 1,235,383 shares of Common Stock outstanding, for ownership purposes, which excludes 817,367 shares held as treasury stock.


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

SIGNATURES


                 Great American Bancorp, Inc. and Subsidiary
                         Consolidated Balance Sheets
                As of September 30, 1999 and December 31, 1998
                              (in thousands)

                                       September 30, 1999      Dec. 31, 1998
                                             (unaudited)
----------------------------------------------------------------------------
ASSETS
Cash and due from banks                     $       4,983      $       6,429
Interest-bearing demand deposits                    3,850             15,386
                                            --------------------------------
 Cash and cash equivalents                          8,833             21,815

Investment securities
 Available for sale                                 3,005              1,001
 Held to maturity                                   3,504              1,977
                                            --------------------------------
  Total investment securities                       6,509              2,978
Loans                                             128,713            122,672
  Allowance for loan losses                        (1,353)              (925)
                                            --------------------------------
  Net loans                                       127,360            121,747
Premises and equipment                              7,337              7,551
Federal Home Loan Bank stock                          767                736
Other assets                                        2,391              2,344
                                            --------------------------------
    Total assets                            $     153,197      $     157,171
                                            ================================
LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES
 Deposits
  Noninterest bearing                       $       8,275      $       8,401
  Interest bearing                                114,067            114,619
                                            --------------------------------
   Total deposits                                 122,342            123,020
 Short-term borrowings                                 --              2,000
 Long-term debt                                     7,000              7,000
 Other liabilities                                  1,708              1,999
                                            --------------------------------
    Total liabilities                             131,050            134,019
                                            --------------------------------



                                                                 (Continued)


                 Great American Bancorp, Inc. and Subsidiary
                   Consolidated Balance Sheets (Continued)
                  As of September 30, 1999 and December 31, 1998
                               (in thousands)

                                            Sept. 30, 1999     Dec. 31, 1998
                                             (unaudited)
-----------------------------------------------------------------------------
STOCKHOLDERS' EQUITY
Preferred stock, $0.01 par value
 Authorized and unissued --
  1,000,000 shares                                     --                 --
Common stock, $0.01 par value
 Authorized -- 7,000,000 shares
 Issued and outstanding -- 2,052,750 shares            21                 21
Paid-in-capital                                    19,952             19,877
Retained earnings -- substantially restricted      16,513             16,411
Accumulated other comprehensive income                  3                  1
                                            --------------------------------
                                                   36,489             36,310
Less:
 Treasury stock, at cost -- 792,367 and
   693,067 shares                                 (13,521)           (11,999)
 Unallocated employee stock ownership plan
   shares -- 46,665 and 63,698 shares                (467)              (637)
 Unearned incentive plan shares -- 24,523 and
   36,214 shares                                     (354)              (522)
                                            --------------------------------
                                                  (14,342)           (13,158)
                                            --------------------------------
    Total stockholders' equity                     22,147             23,152
                                            --------------------------------
    Total liabilities and
      stockholders' equity                  $     153,197      $     157,171
                                            ================================


See notes to consolidated financial statements.


                  Great American Bancorp, Inc. and Subsidiary
                         Consolidated Income Statements
             For the Nine Months Ended September 30, 1999 and 1998
                  (unaudited, in thousands except share data)

                                                     1999               1998
----------------------------------------------------------------------------
Interest income:
 Loans                                       $      7,573      $       7,578
 Investment securities
  Taxable                                             147                168
  Tax exempt                                           24                 11
 Deposits with financial
  institutions and other                              516                464
                                            --------------------------------
   Total interest income                            8,260              8,221
                                            --------------------------------
Interest expense:
 Deposits                                           3,644              3,712
 Other                                                355                 68
                                            --------------------------------
   Total interest expense                           3,999              3,780
                                            --------------------------------
   Net interest income                              4,261              4,441
Provision for loan losses                             423                117
                                            --------------------------------
   Net interest income after
     provision for loan losses                      3,838              4,324
                                            --------------------------------
Noninterest income:
 Brokerage commissions                                116                119
 Insurance sales commissions                          477                353
 Service charges on deposit accounts                  418                336
 Loan servicing fees                                   14                 19
 Other customer fees                                  106                107
 Net gains on loan sales                               --                  1
 Other income                                          14                 10
                                            --------------------------------
   Total noninterest income                         1,145                945
                                            --------------------------------

                                                                 (Continued)


                  Great American Bancorp, Inc. and Subsidiary
                   Consolidated Income Statements (Continued)
              For the Nine Months Ended September 30, 1999 and 1998
                  (unaudited, in thousands except share data)

                                                     1999               1998
----------------------------------------------------------------------------
Noninterest expense:
 Salaries and employee benefits                     2,184              2,157
 Net occupancy expenses                               466                426
 Equipment expenses                                   317                280
 Data processing fees                                  87                118
 Deposit insurance expense                             54                 52
 Printing and office supplies                         209                187
 Legal and professional fees                          244                110
 Directors and committee fees                          76                 78
 Insurance expense                                     37                 31
 Marketing and advertising expenses                   133                148
 Other expenses                                       305                294
                                            --------------------------------
   Total noninterest expense                        4,112              3,881
                                            --------------------------------
   Income before income tax                           871              1,388
Income tax expense                                    360                609
                                            --------------------------------
   Net income                               $         511      $         779
                                            ================================

Per Share Data:

  Earnings
   Basic:
     Net income                             $        0.42      $        0.54
                                            ================================
     Average number of shares                   1,219,635          1,444,360
                                            ================================

   Diluted:
     Net income                             $        0.41      $        0.50
                                            ================================
     Average number of shares                   1,255,084          1,545,049
                                            ================================

  Dividends                                 $        0.33      $        0.32
                                            ================================


See notes to consolidated financial statements.


                  Great American Bancorp, Inc. and Subsidiary
                         Consolidated Income Statements
               For the Quarter Ended September 30, 1999 and 1998
                  (unaudited, in thousands except share data)

                                                     1999               1998
----------------------------------------------------------------------------
Interest income:
 Loans                                       $      2,557      $       2,651
 Investment securities
  Taxable                                              89                 57
  Tax exempt                                            6                  7
 Deposits with financial
  institutions and other                              134                 93
                                            --------------------------------
   Total interest income                            2,786              2,808
                                            --------------------------------
Interest expense:
 Deposits                                           1,246              1,265
 Other                                                106                 43
                                            --------------------------------
   Total interest expense                           1,352              1,308
                                            --------------------------------
   Net interest income                              1,434              1,500
Provision for loan losses                             150                 39
                                            --------------------------------
   Net interest income after
     provision for loan losses                      1,284              1,461
                                            --------------------------------
Noninterest income:
 Brokerage commissions                                 40                 33
 Insurance sales commissions                          136                133
 Service charges on deposit accounts                  151                114
 Loan servicing fees                                    5                  6
 Other customer fees                                   29                 38
 Net gain on loan sales                                --                  1
 Other income                                           2                 --
                                            --------------------------------
   Total noninterest income                           363                325
                                            --------------------------------

                                                                 (Continued)


                  Great American Bancorp, Inc. and Subsidiary
                   Consolidated Income Statements (Continued)
               For the Quarter Ended September 30, 1999 and 1998
                  (unaudited, in thousands except share data)

                                                     1999               1998
----------------------------------------------------------------------------
Noninterest expense:
 Salaries and employee benefits                       706                749
 Net occupancy expenses                               162                160
 Equipment expenses                                   106                104
 Data processing fees                                  57                 19
 Deposit insurance expense                             18                 17
 Printing and office supplies                          73                 61
 Legal and professional fees                           72                 31
 Directors and committee fees                          25                 26
 Insurance expense                                     12                 10
 Marketing and advertising expenses                    48                 54
 Other expenses                                       115                 96
                                            --------------------------------
   Total noninterest expense                        1,394              1,327
                                            --------------------------------
   Income before income tax                           253                459
Income tax expense                                    106                199
                                            --------------------------------
   Net income                               $         147      $         260
                                            ================================

Per Share Data:

  Earnings
   Basic:
     Net income                             $        0.12      $        0.19
                                            ================================
     Average number of shares                   1,197,694          1,381,859
                                            ================================

   Diluted:
     Net income                             $        0.12      $        0.18
                                            ================================
     Average number of shares                   1,224,770          1,476,148
                                            ================================

  Dividends                                 $        0.11      $        0.11
                                            ================================


See notes to consolidated financial statements.


                 Great American Bancorp, Inc. and Subsidiary
                    Consolidated Statements of Cash Flows
            For the Nine Months Ended September 30, 1999 and 1998
                          (unaudited, in thousands)

                                                     1999               1998
----------------------------------------------------------------------------
Operating Activities:
  Net income                                $         511      $         779
  Adjustments to reconcile net
    income to net cash provided
    by operating activities:
      Provision for loan losses                       423                117
      Depreciation                                    398                351
      Amortization of deferred loan fees               (5)               (25)
      Deferred income tax                             (67)               (67)
      Investment securities amortization
        (accretion), net                                1                 (1)
      Net gain on loan sales                           --                 (1)
      Employee stock ownership plan
        compensation expense                          248                372
      Incentive plan expense                          165                165
      Loans originated for sale                        --                (44)
      Proceeds from sales of loans
        originated for resale                          --                 45
      Net gain on sale of premises and
        equipment                                      (2)                --
      Net change in:
        Other assets                                   20               (666)
        Other liabilities                            (301)               360
                                            --------------------------------
          Net cash provided by
            operating activities                    1,391              1,385
                                            --------------------------------
Investing Activities:
  Purchases of securities available for sale       (3,000)            (1,000)
  Purchases of securities held to maturity         (3,002)            (1,450)
  Proceeds from maturities of securities held
    to maturity                                     1,450              1,100
  Proceeds from maturities of securities
    available for sale                              1,000                997
  Proceeds from principal paydowns of
    mortgage-backed securities                         24                 --
  Purchase of Federal Home Loan Bank stock            (31)              (118)
  Net change in loans                              (6,031)           (13,441)
  Purchase of premises and equipment                 (184)              (858)
  Proceeds from sale of premises
    and equipment                                       2                 --
                                            --------------------------------
          Net cash used by
            investing activities                   (9,772)           (14,770)
                                            --------------------------------

                                                                 (continued)


                   Great American Bancorp, Inc. and Subsidiary
                Consolidated Statements of Cash Flows (Continued)
              For the Nine Months Ended September 30, 1999 and 1998
                            (unaudited, in thousands)

                                                     1999               1998
----------------------------------------------------------------------------
Financing Activities:
  Net change in:
    Noninterest-bearing demand, interest-
      bearing demand and savings deposits            (747)             3,671
    Certificates of deposit                            69              4,223
    Other short-term borrowings                    (2,000)             4,000
  Cash dividends                                     (401)              (471)
  Purchase of treasury stock                       (1,522)            (5,914)
  Issuance of treasury stock                           --                 25
                                            --------------------------------
          Net cash provided (used) by
            financing activities                   (4,601)             5,534
                                            --------------------------------
Net Change in Cash and Cash Equivalents           (12,982)            (7,851)

Cash and Cash Equivalents, Beginning
  of Period                                        21,815             17,476
                                            --------------------------------
Cash and Cash Equivalents, End of
  Period                                    $       8,833      $       9,625
                                            ================================
Additional Cash Flows Information

   Interest paid                            $       4,003      $       3,757
                                            ================================
   Income tax paid                          $         518      $         666
                                            ================================




See notes to consolidated financial statements.



           Great American Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements

1.  Background Information

Great American Bancorp, Inc. (the "Company") was incorporated on February 23, 1995 and on June 30, 1995 acquired all of the outstanding shares of common stock of First Federal Savings Bank of Champaign-Urbana, (the "Bank") upon the Bank's conversion from a federally chartered mutual savings bank to a federally chartered stock savings bank. The Company purchased 100% of the outstanding capital stock of the Bank using 50% of the net proceeds from the Company's initial stock offering which was completed on June 30, 1995. The Company began trading on the NASDAQ National Market System on June 30, 1995 under the symbol "GTPS".

2.  Statement of Information Furnished

The accompanying unaudited consolidated financial statements have been prepared in accordance with Form 10-QSB instructions and Item 310(b) of Regulation S-B, and, in the opinion of management, contain all adjustments necessary to present fairly the financial position as of September 30, 1999 and December 31, 1998, the results of operations for the nine months ended and three months ended September 30, 1999 and 1998, and the cash flows for the nine months ended September 30, 1999 and 1998. All adjustments to the financial statements were normal and recurring in nature. These results have been determined on the basis of generally accepted accounting principles. Reclassifications of certain amounts in the 1998 financial statements have been made to conform to the 1999 presentation. The results of operations for the nine months ended September 30, 1999 are not necessarily indicative of the results to be expected for the entire fiscal year.

The Company adopted Statement of Financial Accounting Standards No. 130 "Reporting Comprehensive Income," ("SFAS No. 130") in 1998. At September 30, 1999 and September 30, 1998 the amounts to be disclosed by the Company under SFAS No. 130 are considered immaterial and are therefore not shown in the accompanying financial statements.

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

Financial Condition

The Company's total assets decreased from $157.17 million at December 31, 1998 to $153.20 million at September 30, 1999, a decrease of $3.97 million, or 2.5%. This decrease was primarily in cash and cash equivalents offset by increases in loans and investment securities. Cash and cash equivalents declined by $12.99 million,from $21.82 million at December 31, 1998 to $8.83 million at September 30, 1999, due to providing funding for new loans and investment securites and the repayment of short-term borrowings. Net loans increased by $5.61 million, or 4.6%, from $121.75 million at December 31, 1998 to $127.36 million at September 30, 1999. This increase was mostly in mortgage loans, with increases in residential real estate loans of $4.12 million, or 4.9% and commercial real estate loans of $2.94 million, or 20.1% over December 31, 1998 balances. Total investment securities increased from $2.98 million at December 31, 1998 to $6.51 million at September 30, 1999 due primarily to the purchase of mortgage-backed securities totaling $3.00 million in June 1999.

Total deposits decreased $680,000, from $123.02 million at December 31, 1998 to $122.34 million at September 30, 1999. Total noninterest-bearing demand, interest-bearing demand and savings deposits decreased $750,000, or 1.6%, from $47.43 million at December 31, 1998 to $46.68 million at September 30, 1999. This increase was mainly due to fluctuations that occur in the ordinary course of business. Total certificates of deposit increased slightly from $75.59 million at December 31, 1998 to $75.66 million at September 30, 1999. The Company repaid $2.0 million in short-term borrowings in August, 1999.

Total stockholders' equity decreased $1.00 million, or 4.3%, from $23.15 million at December 31, 1998 to $22.15 million at September 30, 1999. Book value per outstanding voting share increased from $17.03 at December 31, 1998 to $17.57 at September 30, 1999. The decrease in stockholders' equity is summarized as follows (in thousands):

   Stockholders' equity, December 31, 1998            $   23,152
   Net income                                                511
   Purchase of treasury stock                             (1,522)
   Dividends declared                                       (409)
   Incentive plan shares allocated                           165
   ESOP shares allocated                                     248
   Decrease in unrealized gain on securities
      available for sale, net of income tax effect             2
                                                          ------
   Stockholders' equity, September 30, 1999           $   22,147
                                                          ======


Results of Operations

Comparison of Nine Month Periods Ended September 30, 1999 and 1998

Net income was $511,000 for the nine months ended September 30, 1999, compared to $779,000 for the nine months ended September 30, 1998. This represents a $268,000, or 34.4% decrease. Basic earnings per share were $0.42 for the nine months ended September 30, 1999, compared to $0.54 for the nine months ended September 30, 1998, and diluted earnings per share were $0.41 in 1999, compared to $0.50 in 1998.

Net income in 1999 was lower than net income in 1998 due to a decrease in net interest income, increases in the provision for loan losses and noninterest expense, partially offset by an increase in noninterest income.

Net interest income was $4.26 million for the nine months ended September 30, 1999, compared to $4.44 million for the same period in 1998, a decrease of $180,000, or 4.1%. Interest income was $8.26 million for the nine months ended September 30, 1999, compared to $8.22 million for the same period in 1998.

Average total net loans for the nine months ended September 30, 1999 were $124.08 million, compared to $117.90 million for the same period in 1998, an increase of $6.18 million, or 5.2%. Total mortgage loans averaged $105.10 million for the nine months ended September 30, 1999, compared to $94.29 million for the nine months ended September 30, 1998, an increase of $10.81 million, or 11.5%. This growth occurred in one-to four-family and multifamily residential loans and in commercial mortgage loans.

Average total commercial loans were $9.03 million in 1999, compared to $12.29 million in 1998, a decrease of $3.26 million, or 26.5%. Average total consumer loans were $11.10 million during the nine months ended September 30, 1999, a decrease of $770,000, or 6.5%, from the $11.87 million average total balance during 1998. The average yield on loans was 8.16% for the nine months ended September 30, 1999, compared to 8.59% for the same period in 1998.

Interest income on investment securities declined from $179,000 for the nine months ended September 30, 1998 to $171,000 for the same period in 1999, due to a slight decrease in average total investment securities. Total investment securities averaged $3.93 million in 1998, compared to $3.86 million in 1999. Interest income on deposits with financial institutions and other increased from $464,000 for the nine months ended September 30, 1998 to $517,000 for the nine months ended September 30, 1999. The average total balance of deposits with financial institutions and other increased from $11.70 million for the nine months ended September 30, 1998 to $14.82 million for the nine months ended September 30, 1999, an increase of $3.12 million, or 26.7%. The increases in total average investment securities and total average deposits with financial institutions and other were due to the purchase of $3.0 million in mortgage-backed securities in July of 1999. The average yield on investment securities decreased from 6.09% for the nine months ended September
30, 1998 to 5.93% for the same period in 1999.   The average yield on deposits
with financial institutions and other decreased from 5.30% for the nine months ended September 30, 1998 to 4.66% for the same period in 1999.

Interest expense increased by $220,000, or 5.8% from $3.78 million for the nine months ended September 30, 1998 to $4.0 million for the same period in 1999. The increase was mainly attributable to the addition of $7.00 million in other borrowings during the third quarter of 1998. Average total interest-bearing deposits increased from $109.84 million in the first nine months of 1998 to $114.81 million during 1999, an increase of $4.97 million, or 4.5%. Most of this growth occurred in short-term certificates of deposit and demand deposit accounts. The average rates on deposits were 4.24% and 4.52% for the nine months ended September 30, 1999 and 1998, respectively. The average rate on other borrowings was 5.01% for the nine months ended September 30, 1999 and 6.05% for the nine months ended September 30, 1998

Net interest income as a percent of average interest earning assets was 3.99% for the nine months ended September 30, 1999 versus 4.45% for the same period in 1998. The spread between the yield on interest earning assets and the rate on interest bearing liabilities was 3.43% and 3.72% for the nine months ended September 30, 1999 and 1998, respectively.

The provision for loan losses was $117,000 for the nine months ended September 30, 1998 and $423,000 for the nine months ended September 30, 1999. The provision was higher in 1999 due to an increase in the monthly provision due to a commercial loan totaling $1.35 million becoming non-performing during the fourth quarter of 1998. In the first quarter of 1999, this borrower filed Chapter 11, or business reorganization, bankruptcy. Currently, certain assets of the borrower are being liquidated. Company management continues to work closely with attorneys to determine appropriate actions regarding this loan; however, the loan will most likely remain in a workout status for several months. There were no loans charged-off in the nine months ended September 30, 1999 and recoveries totaled $5,000. Total charge-offs in the first nine months of 1998 were $32,000, with $8,000 in recoveries.

Non-performing loans, which are loans past due 90 days or more and non-accruing loans, totaled $1.53 million at September 30, 1999, compared to $178,000 at September 30, 1998. Non-performing loans at September 30, 1999 consisted of three residential mortgage loans totaling $142,000 and two commercial loans of $1.39 million. All of these loans are past due 90 days or more with $1.35 million of the balance in non-accrual status.

The ratio of the Company's allowance for loan losses to total loans was 1.05% at September 30, 1999 and .47% at September 30, 1998. Management assesses the adequacy of the allowance for loan losses based on evaluating known and inherent risks in the loan portfolio and upon management's continuing analysis of the factors underlying the quality of the loan portfolio. Management believes that, based on information currently available, the allowance for loan losses is sufficient to cover losses inherent in its loan portfolio at this time. However, no assurance can be given that the level of the allowance for loan losses will be sufficient to cover future possible loan losses incurred by the Company or that future adjustments to the allowance for loan losses will not be necessary if economic and other conditions differ substantially from the economic and other conditions used by management to determine the current level of the allowance for loan losses. Management may in the future increase the level of the allowance for loan losses as a percentage of total loans and non-performing loans in the event it increases the level of commercial real estate, multifamily, or consumer lending as a percentage of its total loan portfolio. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the allowance for loan losses. Such agencies may require the Company to provide additions to the allowance based upon judgements different from management.

Noninterest income totaled $1,145,000 for the nine months ended September 30, 1999, compared to $945,000 for the same period in 1998, an increase of $200,000, or 21.1%. Insurance sales commissions, which totaled $477,000 in 1999 with $353,000 being recorded in 1998, accounted for the majority of the increase in noninterest income. These commissions were generated by GTPS Insurance Agency, the division of PASC. Service charges on deposit accounts also increased in 1999 by a total of $82,000, from $336,000 for the nine months ended September 30, 1998 to $418,000 for the nine months ended September 30, 1999.

Noninterest expense was $4.11 million for the nine months ended September 30, 1999, compared to $3.88 million recorded for the nine months ended September 30, 1998, an increase of $230,000, or 5.9%. The majority of this increase was in legal and professional fees, which increased by $134,000 due to legal fees relating to the $1.35 million commercial loan which became non-performing during the fourth quarter of 1998. Salaries and employee benefits expense was higher in 1999 due to normal salary increases and additional salaries and related benefits paid to employees hired when GTPS Insurance Agency merged with the Cox, Lowry, Marsh Agency in March, 1998. Net occupancy expenses, equipment expenses and supply expenses were all higher in 1999 due to the expansion of staff for the GTPS Insurance Agency.

Total income taxes decreased by $249,000, or 40.9% from $609,000 for the nine months ended September 30, 1998 to $360,000 for the same period in 1999 due to the decrease in pretax net income. The effective tax rates for the nine months ended September 30, 1999 and 1998, were 41.3% and 43.9%, respectively. The effective tax rate was lower in 1999 due to a higher level of state tax-exempt interest income from qualified Federal agency securities.

Results of Operations

Comparison of Three Month Periods Ended September 30, 1999 and 1998.

Net income for the three months ended September 30, 1999 was $147,000, a decrease of $113,000, or 43.5%, below the $260,000 recorded for the three months ended September 30, 1998. Basic earnings per share decreased from $0.19 for the three months ended September 30, 1998 to $0.12 for the same period in 1999, and diluted earnings per share were $0.12 and $0.18 for the three months ended September 30 1999 and 1998, respectively.

Net income for the third quarter of 1999 was lower due to a decrease in net interest income, increases in the provision for loan losses and noninterest expense, partially offset by an increase in noninterest income.

Net interest income was $1.43 million for the quarter ended September 30, 1999 and $1.50 million for the quarter ended September 30, 1998, a decrease of $70,000,or 4.7%. Interest income declined $20,000 from $2.81 million for the quarter ended September 30, 1998 to $2.79 million for the third quarter of 1999.

The decrease in interest income was derived from declines in interest on loans offset by increases in interest on investments and deposits with financial institutions and other. Interest income on loans decreased $90,000, or 3.4%, from $2.65 million for the quarter ended September 30, 1998 to $2.56 million for the same quarter in 1999, due mainly to a decrease in the average yield on loans resulting from lower general interest rates in 1999.

Average total net loans for the three months ended September 30, 1999 were $126.36 million, compared to $123.77 million for the same period in 1998, an increase of $2.59 million, or 2.1%. The majority of the increase was in mortgage loans. Total mortgage loans averaged $107.27 million for the three months ended September 30, 1999, compared to $99.85 million for the three months ended September 30, 1998, an increase of $7.42 million, or 7.4%. This growth occurred in one-to four-family and multifamily residential loans and in commercial mortgage loans.

Average total consumer loans were only slightly lower in 1999. The average yield on loans decreased from 8.50% for the three months ended September 30, 1998 to 8.03% for the same period in 1999.

Interest income on investment securities increased from $64,000 for the three months ended September 30, 1998 to $95,000 for the same period in 1999, due to an increase in average total investments. Average total investments for the third quarter of 1999 were $5.87 million, up $1.52 million, or 34.9%, from $4.35 million for the third quarter of 1998. Interest income on deposits with financial institutions and other increased $41,000, or 44.1%, from $93,000 for the three months ended September 30, 1998 to $134,000 for the three months ended September 30, 1999. The average balance for the quarter ending September 30, 1999 for deposits with financial institutions and other was $10.92 million compared to $7.07 million for the same time period in 1998, an increase of $3.85 million, or 54.5%. The average yield on investment securities for the three months ending September 30 1999 was 6.42%, while the average yield was 5.84% for the same time period in 1998. The average yield on deposits with financial institutions and other was 4.87% for the three months ending September 30, 1999 and 5.22% for the three months ending September 30, 1998.

Interest expense increased $40,000, or 3.1%, from $1.31 million for the three months ended September 30, 1998 to $1.35 million for the same period in 1999. The increase was mainly due to higher average total deposits in 1999. Average total interest-bearing deposits increased from $111.08 million for the quarter ended September 30, 1998 to $117.06 million for the quarter ended September 30, 1999. Average total certificates of deposit grew $2.42 million, or 3.24%, from $74.71 million for the three months ended September 30, 1998 to $77.13 million for the same time period in 1999. Average NOW accounts were $1.66 million higher in the third quarter of 1999 compared to the third quarter of 1998, while average insured money market accounts were $1.45 million higher in 1999. The average yield on total interest-bearing deposits for the three months ended September 30, 1999 was 4.22% and 4.67% for the three months ended September 30, 1998. Interest expense on other borrowings increased by $63,000 due to higher balances of repurchase agreements and FHLB advances maintained during the third quarter of 1999.

Net interest income as a percent of interest earning assets was 3.97% for the three months ended September 30, 1999 versus 4.40% for the same period in 1998. The spread between the yield on interest earning assets and the rate on interest bearing liabilities was 3.44% and 3.76% for the three months ended September 30, 1999 and 1998, respectively.

The provision for loan losses was $150,000 for the three months ended September 30, 1999 and $39,000 for the three months ended September 30, 1998. The increase in 1999 was due to a higher monthly provision due to the commercial loan totaling $1.35 million becoming non-performing during the fourth quarter of 1998. There were no loans charged-off in the three months ended September 30, 1999 and recoveries totaled $1,000. Total charge-offs in the three months ended September 30, 1998 were $29,000, with $2,000 in recoveries.

Noninterest income was up $38,000, or 11.7 %, from $325,000 for the quarter ended September 30, 1998 to $363,000 for the three months ended September 30, 1999. The increase was due to hgher income from service charges on deposit accounts which totaled $151,000 for the three months ending September 30, 1999 compared to $114,000 for the same period in 1998.

Noninterest expense was $1.39 million for the three months ending September 30, 1999, compared to $1.33 million for the same period in 1998, an increase of $60,000, or 4.5%. The increase was mostly attributable to higher legal and professional fees relating to the $1.35 million loan that became non-performing during the fourth quarter of 1998.

Total income taxes for the three months ended September 30, 1999 were $106,000, compared to $199,000 recorded for the same period in 1998, a decrease of $93,000, or 46.7%. The effective tax rates for the three months ended September 30, 1999 and 1998, were 41.89% and 43.36%, respectively.

Liquidity and Capital Resources

The Bank's primary sources of funds are deposits and principal and interest payments on loans. While maturities and scheduled amortization of loans are predictable sources of funds, deposit flows and mortgage prepayments are greatly influenced by general interest rates, economic conditions, and competition. The Office of Thrift Supervision ("OTS"), the Company's and the Bank's primary regulator, requires the Bank to maintain minimum levels of liquid assets. Currently, the required ratio is 4%. The Bank's liquidity ratios were 8.86% and 15.67% at September 30, 1999 and December 31, 1998, respectively.

A review of the Consolidated Statements of Cash Flows included in the accompanying financial statements shows that the Company's cash and cash equivalents ("cash") decreased $12.98 million for the nine months ended September 30, 1999, compared to a decrease of $7.85 million for the nine months ended September 30, 1998. During the nine months ended September 30, 1999, cash was primarily provided from earnings and maturities of securities.

During 1999, cash was primarily used to fund security purchases and loan growth, repay short-term borrowings,purchase treasury stock, and to pay dividends.

During the nine months ended September 30, 1998, cash was primarily provided from earnings, maturities of securities, increases in noninterest bearing, interest bearing, demand and savings deposits, increases in certificates of deposit and increases in short-term borrowings. During this period, cash was primarily used to fund loan originations, purchase securities and treasury stock and to pay dividends.

The Company's primary investment activities during the nine months ended September 30, 1999 was the origination of loans and the purchase of securities held to maturity and available for sale. During the nine months ended September 30, 1999 and September 30, 1998, the Company originated mortgage loans in the amounts of $16.7 million and $26.3 million, respectively, commercial loans in the amounts of $8.3 million and $16.9 million, respectively, and consumer loans in the amounts of $7.4 million and $7.6 million, respectively.

As of September 30, 1999, the Company had outstanding commitments (including undisbursed loan proceeds) of $3.4 million. The Company anticipates it will have sufficient funds available to meet its current loan origination commitments. Certificates of deposit which are scheduled to mature in one year or less from September 30, 1999 totaled $48.7 million. Management believes a significant portion of such deposits will remain with the Company.

The OTS capital regulations require savings institutions to meet three capital standards: a 1.5% tangible capital standard; a 3% leverage (core capital) ratio and an 8% risk-based capital standard. Effective April 1, 1999, however, the minimum leverage ratio increased to 4% for all institutions except those with the highest rating on the CAMELS financial institution rating system. As of September 30, 1999, the Bank's capital percentages for tangible capital of 6.80%, core capital of 6.80%, and risk-based capital of 12.28% exceeded the regulatory requirement for each category.

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

Statement No. 137 amended the effective date of Statement No. 133 to fiscal years beginning after June 15, 2000. The Statement may not be applied retroactively to financial statements of prior periods. The adoption of the Statement will have no material impact on the Corporation's financial condition or result of operations.

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

Pending Legislation

Pending legislation designed to modernize the regulation of the financial services industry expands the ability of bank holding companies to affiliate with other types of financial service companies such as insurance companies and investment banking companies. However, the legislation provides that companies that acquire control of a single savings association after May 4, 1999 (or that filed an application for that purpose after that date) are not entitled to the unrestricted activities formerly allowed for a unitary savings and loan holding company. Rather, these companies will have authority to engage in the activities permitted "a financial holding company" under the new legislation, including insurance and securities-related activities, and the activities currently permitted for multiple savings and loan holding companies, but generally not in commercial activities. The authority for unrestricted activities is grandfathered for unitary savings and loan holding companies, such as the Company, that existed prior to May 4, 1999. However, the authority for unrestricted activities would not apply to any company that acquired the Company.


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

             a.  Exhibits

                 3.1   Certificate of Incorporation of Great American
                       Bancorp, Inc.*

                 3.2   By-laws of Great American Bancorp, Inc.*

                11.0   Computation of earnings per share (filed herewith)

                27.0   Financial Data Schedule




             b.  Report on Form 8-K

On July 21, 1999 the Company filed an 8-K to announce its earnings for the six months ended June 30, 1999. The press release announcing the Company's second quarter earnings was filed by exhibit.



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


      Dated:      November 12, 1999            /s/  George R. Rouse
             -----------------------       ----------------------------
                                           George R. Rouse
                                           President and
                                           Chief Executive Officer



      Dated:      November 12, 1999            /s/  Jane F. Adams
            --------------------------     ----------------------------
                                           Jane F. Adams
                                           Chief Financial Officer,
                                           Secretary and Treasurer



                                    Exhibit 11.0


Earnings per share (unaudited)

Earnings per share (EPS) were computed as follows
(dollar amounts in thousands except share data):

                                                     Nine Months Ended
                                                     September 30, 1999
                                             -------------------------------
                                                        Weighted
                                                         Average   Per-Share
                                              Income      Shares     Amount
                                             -------------------------------
Basic Earnings Per Share

  Income available to common stockholders    $   511   1,219,635    $  0.42

Effect of Dilutive Securities
  Stock options                                            4,860
  Unearned incentive plan shares                          30,589
                                             -------------------------------
Diluted Earnings Per Share
  Income available to common stockholders
   and assumed conversion                    $   511   1,255,084    $  0.41
                                             ===============================


                                                     Nine Months Ended
                                                     September 30, 1998
                                             -------------------------------
                                                        Weighted
                                                         Average    Per-Share
                                              Income      Shares     Amount
                                             -------------------------------
Basic Earnings Per Share
  Income available to common stockholders    $   779   1,444,360    $  0.54

Effect of Dilutive Securities
  Stock options                                           59,091
  Unearned incentive plan shares                          41,598
                                             -------------------------------
Diluted Earnings Per Share
  Income available to common stockholders
   and assumed conversion                    $   779   1,545,049    $  0.50
                                             ===============================


                                                     Three Months Ended
                                                     September 30, 1999
                                             -------------------------------
                                                        Weighted
                                                         Average   Per-Share
                                              Income      Shares     Amount
                                             -------------------------------
Basic Earnings Per Share

  Income available to common stockholders    $   147   1,197,694    $  0.12

Effect of Dilutive Securities
  Unearned incentive plan shares                          27,006

                                             -------------------------------
Diluted Earnings Per Share
  Income available to common stockholders
   and assumed conversion                    $   147   1,224,700    $  0.12
                                             ===============================


Options to purchase 187,601 shares of common stock at $14.21 were outstanding at September 30, 1999, but were excluded from the computation of the diluted earnings per share because the options exercise price was greater than the average market price of the common shares.

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