Form 10KSB
period 1999-12-31
GREAT AMERICAN BANCORP INC
filed 2000-03-29
CIK 943064

U.S. Securities and Exchange Commission
                     Washington, D.C. 20549

                           FORM 10-KSB

         ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE
                SECURITIES EXCHANGE ACT OF 1934

              For the Year ended December 31, 1999
                                 -----------------

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

                           $12,548,000
                           -----------

The aggregate market value of the voting stock held by non-affiliates of the Registrant, i.e., persons other than directors and executive officers of the Registrant, at December 31, 1999 was $11,973,000. For purposes of this determination only, directors and executive officers of the Registrant have been presumed to be affiliates. The market value is based upon $12.375 per share, the last sales price as quoted on The Nasdaq Stock Market for December 31, 1999.

The Registrant had 1,176,915 shares of Common Stock outstanding, for ownership purposes, at February 29, 2000 which excludes 875,835 shares held as treasury stock.

Transitional Small Business Disclosure Format: Yes [ ] No [X]

The Exhibit Index is located at pages 49-50.

                      DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Annual Report to Stockholders for the year ended December 31, 1999 are incorporated by reference into Part II of this Form 10-KSB. Portions of the Proxy Statement for the 2000 Annual Meeting of Stockholders are incorporated by reference into Part III of this Form 10-KSB.



                                   INDEX


PART I
                                                                    PAGE

Item 1.  Description of Business . . . . . . . . . . . . . . . . . .   4

Item 2.  Description of Property . . . . . . . . . . . . . . . . . .  46

Item 3.  Legal Proceedings . . . . . . . . . . . . . . . . . . . . .  48

Item 4.  Submission of Matters to a
          Vote of Security Holders . . . . . . . . . . . . . . . . .  48

PART II

Item 5.  Market for Common Equity and
          Related Stockholder Matters. . . . . . . . . . . . . . . .  48

Item 6.  Management's Discussion
          and Analysis or Plan of Operation. . . . . . . . . . . . .  48

Item 7.  Financial Statements. . . . . . . . . . . . . . . . . . . .  48

Item 8.  Changes In and Disagreements With Accountants
          on Accounting and Financial Disclosure . . . . . . . . . .  48

PART III

Item 9.  Directors, Executive Officers, Promoters and
          Control Persons; Compliance with Section
          16(a) of the Exchange Act. . . . . . . . . . . . . . . . .  48

Item 10. Executive Compensation. . . . . . . . . . . . . . . . . . .  49

Item 11. Security Ownership of Certain Beneficial
          Owners and Management. . . . . . . . . . . . . . . . . . .  49

Item 12. Certain Relationships and Related Transactions. . . . . . .  49

Item 13. Exhibits and Reports on Form 8-K. . . . . . . . . . . . . .  49

SIGNATURES



                             PART I

Item 1.        Description of Business.

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

   The Company's assets at December 31, 1999 consist primarily of the investment in the Bank of $10.3 million, multifamily real estate loans of $5.7 million, commercial real estate loans totaling $3.6 million, construction loans of $531,000, one-to-four family mortgage loans of $237,000 and commercial loans totaling $296,000. All loans were originated at the Bank and sold to the Company. The Company does not transact any other material business except through its subsidiary, the Bank.

Business of the Bank

   The Bank was originally chartered in 1908 and became a federally chartered mutual savings institution in 1938. Prior to changing its name to First Federal Savings Bank of Champaign-Urbana in January, 1995, the Bank operated as First Federal Savings and Loan Association of Champaign. The Bank's primary market area consists of Champaign County, Illinois, which includes the cities of Champaign and Urbana. The economy in the Bank's primary market area is predominantly related to the University of Illinois, medical and health care related businesses, a major food processing operation and agriculture. The Bank maintains three offices, two in Champaign and one in Urbana, and provides a full range of retail banking services at each office, with emphasis on one- to four-family residential mortgage loans and consumer and commercial loans. At December 31, 1999, the Bank had total assets, liabilities and stockholders' equity of $143.1 million, $132.8 million, and $10.3 million, respectively.

   The Bank's principal business consists of the acceptance of retail deposits from the residents and small businesses surrounding its branch offices and the investment of those deposits, together with funds generated from operations, primarily in one- to four-family residential mortgage loans. The Bank also invests in multifamily mortgage loans, commercial real estate loans, construction loans, land development loans and commercial and consumer loans. The Bank, from time to time, originates loans for sale during certain designated periods and, to a lesser extent, may sell loans from its portfolio. The Bank retains virtually all the servicing rights of loans sold. At
December 31, 1999, the Bank's gross loan portfolio totaled $118.1 million or 82.5% of total assets. In addition to its lending activities, the Bank also invests in U.S. Treasury and Agency securities, local municipal securities, and mortgage-backed securities. At December 31, 1999, the Bank's securities portfolio totaled $6.4 million. Securities totaling $3.0 million were designated as available for sale and the remaining $3.4 million was classified as held to maturity. The Bank also had $1.1 million invested in an overnight money market fund and $2.9 million invested in interest-bearing demand deposits at December 31, 1999.

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

Loan Portfolio Composition. The following table sets forth the composition of the consolidated loan portfolio in dollar amounts and in percentages of the respective portfolios at the dates indicated:



                                                  Amount of Loans Outstanding at
                                      ------------------------------------------------------
                                      December   December   December   December   September
                                      31, 1999   31, 1998   31, 1997    31,1996    30, 1995(1)
                                      --------  ---------  ---------   ---------   ---------
                                                        (in thousands)
Real estate:
 One- to four-family residential     $  70,291   $ 66,694   $ 57,613   $ 51,620    $ 41,254
 Multifamily residential                18,492     16,956     18,174      9,446       5,736
 Commercial                             18,213     14,500     10,296      9,363      11,261
 Construction                            1,919      3,657      1,615      2,035         447
 Land                                      205        185        559        495         275
Commercial business                      7,747      9,435     11,967      8,191       8,558
Consumer                                11,564     11,245     12,088     10,667      10,112
                                       -------    -------    -------    -------      ------
   Total loans, gross                  128,431    122,672    112,312     91,817      77,643
 Allowance for loan losses                (703)      (925)      (497)      (374)       (231)
                                       -------    -------    -------    -------      ------
   Total loans, net                  $ 127,728  $ 121,747   $111,815   $ 91,443    $ 77,412
                                       =======    =======    =======    =======      ======

                                                 Percentage of Loans Outstanding at
                                     -------------------------------------------------------
                                      December   December   December   December   September
                                      31, 1999   31, 1998   31, 1997   31, 1996    30, 1995
                                      --------  ---------  ---------  ---------   ---------
Real estate:
 One- to four-family                     54.74%     54.37%     51.30%     56.22%      53.13%
 Multifamily residential                 14.40      13.82      16.18      10.29        7.39
 Commercial                              14.18      11.82       9.17      10.20       14.50
 Construction                             1.49       2.98       1.44       2.22         .58
 Land                                      .16        .15        .50        .54         .35
Commercial business                       6.03       7.69      10.66       8.92       11.02
Consumer                                  9.00       9.17      10.75      11.61       13.03
                                       -------     -------    -------     -------     -------
 Total loans                            100.00%    100.00%    100.00%    100.00%     100.00%
                                       =======    =======    =======    =======     =======



(1) In November 1995, the Company and the Bank each changed their fiscal year end from September 30 to December 31.



   There were no loans held for sale at December 31, 1999. At that same date, 38.2% of total mortgage loans had adjustable interest rates, excluding consumer loans secured by second mortgages on real property.

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

Loan Maturity

   The following table shows the maturity of consolidated loans at December
31, 1999, and includes principal repayments.  Principal repayments totaled
$34.6 million, $49.1 million and $38.9 million for the years ended December 31, 1999, 1998 and 1997. At December 31, 1999, all loans were classified as held for investment. While future loan prepayment activity cannot be projected, management anticipates that in periods of stable interest rates, prepayment activity would be lower than prepayment activity experienced in periods of declining interest rates. In general, the Bank originates adjustable and fixed-rate one- to four-family loans with maturities from 15 to 30 years, one-to-four family loans with balloon features which mature from 5 to 7 years, multifamily loans with maturities from 10 to 20 years, adjustable-rate commercial real estate loans with maturities of 15 to 25 years, commercial loans with maturities of from 1 to 5 years, and consumer loans with maturities of 1 to 5 years.


                                                                     December 31, 1999
                                                                       (in thousands)
                                    ------------------------------------------------------------------------------------------
                                     One- to    Multi        Real                                                  Total
                                       Four-    Family      Estate                                                 Loans
                                      Family  Residential  Commercial Construction   Land  Commercial  Consumer  Receivable
                                    ------------------------------------------------------------------------------------------
     Amounts due:
      One year or less             $  2,888        507          892       1,919        23     5,365      4,951     16,545

     After one year:
       More than one year to
        three years                   5,250      1,128        3,026          --        46       926      3,600     13,976
      More than three years
        to five years                 6,011      1,925        2,143          --        22       949      2,353     13,403
      More than five years
        to 10 years                  14,433     11,561        6,043          --        40       449        564     33,090
      More than 10 years
        to 20 years                  23,666      3,200        5,835          --        74        58         49     32,882
      More than 20 years             18,043        171          274          --        --        --         47     18,535

                                     -----------------------------------------------------------------------------------------
         Total due after
          December 31, 2000          67,403     17,985       17,321          --       182     2,382      6,613    111,886
                                     -----------------------------------------------------------------------------------------
         Total loans, gross          70,291     18,492       18,213       1,919       205     7,747     11,564    128,431

      Allowance for loan losses         (74)       (20)         (19)         (2)       --      (321)      (267)      (703)
                                     -----------------------------------------------------------------------------------------
         Total loans, net          $ 70,217     18,472       18,194       1,917       205     7,426     11,297    127,728
                                     =========================================================================================




  The following table sets forth, at December 31, 1999, the dollar amount of gross loans receivable, contractually due after December 31, 2000, and whether such loans have fixed interest rates or adjustable interest rates.



                                            Due After December 31, 2000
                                      --------------------------------------
                                        Fixed       Adjustable        Total
                                      --------------------------------------
                                                  (in thousands)

Real estate:
 One- to four-family residential      $ 52,316       $ 15,087      $ 67,403
 Multifamily residential                 6,797         11,188        17,985
 Commercial real estate                  2,891         14,430        17,321
 Construction                               --             --            --
 Land                                       37            145           182
Commercial business                        615          1,767         2,382
Consumer                                 6,613             --         6,613
                                        ------------------------------------
      Total loans                     $ 69,269       $ 42,617      $111,886
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

   The following table sets forth consolidated loan originations, purchases, sales and principal repayments information for the periods indicated.



                                      Year Ended December 31,
                          ------------------------------------------------
                                 1999           1998            1997
                          ------------------------------------------------
                                           (in thousands)

Gross Loans (1)
Beginning balance           $ 122,672        $112,312       $  91,817
 Loans originated:
  One- to four-family          12,000          16,138          12,071
  Multifamily residential       3,315           3,957          16,843
  Commercial real estate        4,230           3,863           3,493
  Construction                  1,387           6,466           2,688
  Land                            154              --              --
  Commercial business           9,809          19,369          12,197
  Consumer                      9,448           9,704          12,164
                            ----------------------------------------------
   Total loans originated      40,343          59,497          59,456
                            ----------------------------------------------
   Total                      163,015         171,809         151,273

Less:
  Transfer to real
     estate owned                  --              --              --
  Principal repayments        (34,584)        (49,093)        (38,889)
  Sales of loans                   --             (44)            (72)
                              --------------------------------------------
Total loans, gross          $ 128,431       $ 122,672       $ 112,312
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

   At December 31, 1999, total consolidated gross loans outstanding were $128.4 million, of which $70.3 million or 54.8% were one- to four-family residential mortgage loans. Of the one- to four-family residential mortgage loans outstanding at that date, 78.2% were fixed-rate loans, and 21.8% were adjustable-rate mortgage loans. The interest rate for the majority of the Bank's adjustable-rate mortgage loans adjusts periodically based upon a spread above the one year U.S. Treasury index. The Bank currently offers a number of adjustable-rate mortgage loan programs with interest rates which adjust annually, either from the outset of the loan or after a 3, 5 or 7-year initial period in which the loan has a fixed rate. Such interest rate adjustments are limited to a 2% annual adjustment cap and a 6% life-of-the-loan cap. The Bank also offers mortgage loans with balloon features. In general, these loans may be rolled over on the balloon date if the customer completes a new loan application and meets all of the underwriting criteria required of new customers. The Bank currently has no mortgage loans that are subject to negative amortization but may consider introducing such loans in the future. Negative amortization involves a greater risk to the Bank because during a period of high interest rates the loan principal may increase above the amount originally advanced.

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

   Multifamily Lending. The Company and the Bank originate fixed- and adjustable-rate multifamily residential mortgage loans generally secured by multiple unit apartment and university housing buildings located in the Company's and Bank's primary market area. At December 31, 1999, the consolidated multifamily loan portfolio was $18.5 million, or 14.4% of total gross loans. In reaching its decision on whether to make a multifamily loan, management considers the qualifications of the borrower as well as the underlying property. The factors considered include: the net operating income of the mortgaged premises before debt service and depreciation; the debt service ratio (the ratio of net earnings to debt service); and the ratio of loan amount to appraised value. Pursuant to the Company's and the Bank's underwriting policies, an adjustable-rate multifamily mortgage loan may only be made in an amount up to 80% of the appraised value of the underlying property. In addition, the Company and the Bank generally require a debt service ratio of 1.2% to 1.5% and the personal guarantee of the borrower. Properties securing a loan are appraised by an independent appraiser and title insurance is required on all loans.

   When evaluating the qualifications of the borrower for a multifamily loan, management considers the financial resources and income level of the borrower, the borrower's experience in owning or managing similar property and the previous lending experience with the borrower. The Company and the Bank's underwriting policies require that the borrower be able to demonstrate strong management skills and the ability to maintain the property from current rental income. The borrower should also present evidence of the ability to repay the mortgage and a history of making mortgage payments on a timely basis. In making its assessment of the creditworthiness of the borrower, management generally reviews the financial statements, employment and credit history of the borrower, as well as other related documentation. The largest multifamily loan at December 31, 1999 is a ten year fixed rate loan with an outstanding balance of $5.9 million which is secured by an apartment complex.

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

   These loans may be made with terms up to 30 years, fully amortized, and are generally offered at interest rates which adjust in accordance with the prime rate as reported in the Wall Street Journal. The Bank's underwriting standards and procedures are similar to those applicable to its multifamily loans, whereby the Bank considers the net operating income of the property and the borrower's expertise, credit history and profitability. The Bank has generally required that the properties securing commercial real estate loans have debt service coverage ratios of at least 1.2% to 1.5%. The largest commercial real estate loan in the Bank's portfolio at December 31, 1999, was a $1.7 million, five year adjustable rate, loan which was originated in February, 1998 and is secured by a multi tenant warehouse facility. At December 31, 1999, the consolidated commercial real estate loan portfolio totaled approximately $18.2 million or 14.2% of total consolidated gross loans. As part of its operating strategy, the Bank intends to increase its commercial real estate lending in its primary market area.

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

   Construction and Land Development Lending. The Bank originates loans for the acquisition and development of property to contractors and individuals in its primary market area. The Bank has made construction loans primarily to finance the construction of one- to four-family, owner-occupied residential properties and multifamily properties. These loans generally have maturities of one year or less. Loans for the construction of one-to four-family residences may be made in amounts up to 80% of the appraised value of the property or up to 95% of the appraised value of the property with private mortgage insurance. Loans for the construction of commercial and multifamily properties may be made in amounts up to 80% of the appraised value of the property, subject to the Bank's current limitation on loans-to-one-borrower. The Bank generally requires personal guarantees and may require an irrevocable takeout commitment from a generally recognized lender for an amount equal to or greater than the amount of the loan. Loan proceeds are disbursed in increments as construction progresses and as inspections warrant. Land development loans are determined on an individual basis, but generally they do not exceed 70% of the actual cost or current appraised value of the property, whichever is less. The largest construction loan in the Bank's portfolio at December 31, 1999 was a $531,000 loan originated in September, 1999. The interest rate on the loan floats daily with the national prime rate and the loan matures in March 2000. The loan is secured by a restaurant. At December 31, 1999, the consolidated total of construction and land development loans was $1.9 million, which amounted to 1.5% of the consolidated total loan portfolio.

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

   Commercial Lending. The Company and Bank also offer secured and unsecured commercial business loans. At December 31, 1999, consolidated commercial business loans totaled $7.7 million, or 6.0% of the total loan portfolio. Commercial business loans consist of credit lines to support fluctuations in accounts receivable and inventory, conventional term loans, including both "owner-occupied" and "investment" real estate loans, working capital loans, business acquisition loans and small business loans. The Bank's policy is to generally make fixed-rate and variable rate commercial loans with terms of from 1 to 5 years. In making commercial loans, management considers primarily the value of the collateral if the loan is secured, the financial history and resources of the borrower, the borrower's ability to repay the loan out of net operating income and the lending history with the borrower. The Company's and Bank's policies have been generally to require the personal guarantee of all principal shareholders or partners for loans to corporations or partnerships, and an annual personal financial statement from all guarantors. The largest commercial loan or commercial credit relationship consists of unsecured commercial loans to one borrower which aggregated $1.5 million at December 31, 1999.

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

   Consumer Lending. The Bank has developed a consumer loan program to offer loans on a short term basis, generally up to five years, thereby reducing its interest rate risk exposure. The Bank's portfolio of consumer loans includes a combination of automobile, marine, home improvement, recreation, home equity loans, credit cards loans and overdraft protection loans. As of December 31, 1999, the Bank's consumer loans amounted to $11.6 million or 9.0% of the total loan portfolio. Consumer loans are generally originated in the Bank's primary market area and generally have maturities of one to five years. Consumer loans may be collateralized by personal property or secondary encumbrances on real estate. Unsecured consumer loans are generally made with a maximum maturity of 48 months.

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

   Consumer loans entail greater risks than one- to four-family residential mortgage loans, particularly consumer loans that are secured by rapidly depreciable assets such as automobiles or that are unsecured. In such cases, repossessed collateral for a defaulted loan may not provide an adequate source of repayment of the outstanding loan balance, since there is a greater likelihood of damage, loss or depreciation of the underlying collateral. Further, consumer loan collections are dependent on the borrower's continuing financial stability, and therefore are more likely to be adversely affected by job loss, divorce, illness or personal bankruptcy. Finally, the application of various federal and state laws, including federal bankruptcy and insolvency laws, may limit the amount which can be recovered on such loans in the event of a default. At December 31, 1999, consumer loans 90 days or more delinquent totaled $1,000 or 0.01% of consumer loans. As part of its operating strategy, the Bank intends to increase the level of its consumer lending in its primary market area.

   Loan Approval Procedures and Authority. The respective Boards of Directors authorize the lending activities of the Company and the Bank and establish the lending policies. The Board of Directors of the Bank has authorized the following persons to approve loans up to the amounts indicated: Loans in the amount of $150,000 for secured loans and $75,000 for unsecured loans may be approved by the President or Senior Vice President of Lending. One-to four-family residential mortgage loans in an amount not exceeding the maximum amount saleable to the secondary market (such amount currently is $257,000 may be approved by specified officers within the lending department. All other loan commitments or renewals must be referred to and approved by the Bank's Loan Committee, which is made up of four directors, the President and the Senior Vice President of Lending.

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

   Loan Servicing. The Bank also services mortgage loans for others. Loan servicing includes collecting and remitting loan payments, accounting for principal and interest, making inspections as required of mortgaged premises, contacting delinquent mortgagors, supervising foreclosures and property dispositions in the event of unremedied defaults, making certain insurance and tax payments on behalf of the borrowers and generally administering the loans. At December 31, 1999 the Bank was servicing $6.3 million of loans for others.

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

   The Bank's Loan Committee reviews and classifies the Bank's loans on a monthly basis and reports the results of its reviews to the Board of Directors. The Bank classifies loans in accordance with the management guidelines described above. At December 31, 1999, the Bank had no other real estate as a result of foreclosure, which is generally classified as Substandard. At December 31, 1999, the Bank had $208,000 in assets classified as Watch, $350,000 classified as Substandard, $116,000 classified as Doubtful, zero classified as Loss.

   The following table sets forth delinquencies in the Bank's loan portfolio as of the dates indicated



                                              At December 31, 1999                        At December 31, 1998
                                   --------------------------------------------------------------------------------------
                                         60-89 Days          90 Days or More        60-89 Days        90 Days or More
                                   --------------------------------------------------------------------------------------
                                               Principal             Principal            Principal             Principal
                                     Number     Balance    Number     Balance   Number     Balance    Number     Balance
                                    of Loans   of Loans   of Loans   of Loans  of Loans   of Loans   of Loans   of Loans
                                   --------------------------------------------------------------------------------------
                                                        (dollars in thousands)
 One- to four-family residential         3      $  41         4        $  92        7        $ 170        5     $    95
 Multifamily residential                --         --        --           --       --           --       --          --
 Commercial real estate                 --         --        --           --       --           --       --          --
 Construction and land                  --         --        --           --        1          168       --          --
 Commercial business                    --         --         1          375        1           20        1       1,363
 Consumer                                1          1         1            1        3            3        1          14
                                   --------------------------------------------------------------------------------------
    Total                                4      $  42         6      $   468       12        $ 361        7     $ 1,472
 Delinquent loans to total         ======================================================================================
    gross loans                                  0.03%                  0.36%                 0.29%                1.20%
                                   ======================================================================================
                                                                                      At December 31, 1997
                                                                       -------------------------------------------------
                                                                            60-89 Days                90 Days or More
                                                                       -------------------------------------------------
                                                                                   Principal                   Principal
                                                                         Number     Balance       Number        Balance
                                                                        of Loans   of Loans      of Loans      of Loans
                                                                       -------------------------------------------------
                                                                                       (dollars in thousands)
 One- to four-family residential                                            5       $ 129            4          $  91
 Multifamily residential                                                   --          --           --             --
 Commercial real estate                                                     4         373           --             --
 Construction and land                                                     --          --           --             --
 Commercial business                                                       --          --            2            277
 Consumer                                                                   1           3            3             24
                                                                       -------------------------------------------------
    Total                                                                  10       $ 505            9          $ 392
 Delinquent loans to total                                             =================================================
    gross loans                                                                      0.45%                       0.35%
                                                                       =================================================


   The one commercial business loan totaling $375,000 which was 90 days or more past due at December 31, 1999 became 90 days or more delinquent during the fourth quarter of 1998. At December 31, 1998, the balance of this loan was $1.36 million. In January 1999, the borrower involved in this nonperforming loan filed Chapter 11, or business reorganization, bankruptcy. In the second quarter of 1999, the reorganization plan changed to a liquidation of assets arrangement. The loan is secured by business assets and guaranteed by the owner. During 1999, the Company collected $185,000 in principal payments from this borrower and charged off $800,000 of the loan. The remaining balance of the loan is $375,000, with $325,000 classified as substandard and $50,000 classified as doubtful at December 31, 1999. The total $375,000 is considered impaired as of December 31, 1999. Repayment of the remaining balance is expected from the sale of business assets of the borrower and personal assets of the guarantor. Company management continues to work closely with attorneys to determine appropriate actions regarding this loan, however, the loan will most likely remain in a workout status for several months.

   Three loans, totaling approximately $58,000 at December 31, 1999, were delinquent greater than 90 days at both December 31, 1999 and December 31, 1998. The majority of the delinquent borrowers have been making their monthly or periodic required payments; however, the borrowers delinquent at both December 31, 1999 and 1998 are habitually delinquent.

   Nonaccrual and Past Due Loans. The following table sets forth information regarding loans contractually past due 90 days or more. At December 31, 1999, there were no troubled-debt restructured loans within the meaning of Statement of Financial Accounting Standards No. 15 and no foreclosed properties classified as real estate owned. The one commercial business loan totaling $375,000 was on nonaccrual at December 31, 1999. At December 31, 1999, there were 5 accruing loans past due 90 days or more. The Bank continues to accrue interest on loans which are past due unless ultimate collection of all principal and interest is in doubt.


                                                   -----------------------------------------------------------------
                                                     Dec 31,       Dec 31,      Dec 31,       Dec 31,      Sep 30,
                                                       1999          1998         1997          1996       1995 (2)
                                                   -----------------------------------------------------------------
                                                                         (dollars in thousands)
 Loans contractually past due 90 days or more       $   468       $ 1,472       $  392        $  177        $  144
                                                   =================================================================
 Allowance for loan losses as a percent
   of loans (1)                                        0.55%         0.75%        0.44%         0.41%         0.30%
 Allowance for loan losses as a percent of
   non-performing loans                              150.21%        62.84%      126.79%       211.30%       160.42%
 Non-performing loans as a percent of loans (1)        0.36%         1.20%        0.35%         0.13%         0.19%
 Non-performing assets as a percent of total
   assets                                              0.30%         0.94%        0.28%         0.09%         0.13%


 ---------------------------
(1) Loans include gross loans less loans in process, undisbursed loan proceeds and deferred loan origination fees and discounts.

(2) In November 1995, the Company and the Bank each changed their fiscal year end from September 30 to December 31.


   Allowance for Loan Losses. The allowance for loan losses is established through a provision for loan losses based on management's evaluation of the risks inherent in the loan portfolio and the general economy. The allowance for loan losses is maintained at an amount management considers adequate to cover estimated losses in loans receivable which are deemed probable and can be estimated based on information available to management at such time.
While management believes the allowance for loan losses is sufficient to cover losses inherent in its loan portfolio at this time, no assurances can be given that the level of the allowance for loan losses will be sufficient to cover future loan losses incurred or that future adjustments to the allowance for loan losses will not be necessary if economic and other conditions differ substantially from the economic and other conditions used by management to determine the current level of the allowance for loan losses. The allowance is based upon a number of factors, including asset classifications, economic trends, industry experience and trends, industry and geographic concentrations, estimated collateral values, management's assessments of the credit risk inherent in the portfolio, historical loan loss experience, and the Bank's underwriting policies. As of December 31, 1999 and 1998, the allowance for loan losses was 0.55% and 0.75%, respectively, of total loans. Management will continue to monitor and modify the allowance for loan losses as conditions dictate. Various regulatory agencies, as an integral part of their examination process, periodically review the allowance for loan losses. These agencies may require additional valuation allowances, based on their judgments of the information available at the time of the examination.

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

   The following table sets forth activity in the allowance for loan losses for the periods set forth in the table.


                                          ---------------------------------------------------------------
                                              Dec 31,      Dec 31,       Dec 31,    Dec 31,    Sep 30,
                                               1999         1998          1997       1996     1995 (1)
                                          ---------------------------------------------------------------
                                                                (Dollars in thousands)
 Balance at beginning of year                 $ 925        $ 497         $ 374      $ 231       $ 217
 Provision for loan losses                      573          456           156        325         132
 Charge-offs:
   One to four-family residential                --           --            --         --          --
   Multifamily residential                       --           --            --         --          --
   Commercial real estate                        --           --            --         --          --
   Construction and land                         --           --            --         --          --
   Commercial business                          800           --            20         35         102
   Consumer                                       1           36            18        151          24
                                           --------------------------------------------------------------
    Total charge-offs                           801           36            38        186         126
                                           --------------------------------------------------------------
 Recoveries:
   One- to four-family residential               --           --            --         --          --
   Multifamily residential                       --           --            --         --          --
   Commercial real estate                        --           --            --         --          --
   Construction and land                         --           --            --         --          --
   Commercial business                            5            6            --         --          --
   Consumer                                       1            2             5          4           8
                                           --------------------------------------------------------------
    Total recoveries                              6            8             5          4           8
                                           --------------------------------------------------------------
 Net charge-offs                                795           28            33        182         118
                                           --------------------------------------------------------------
 Balance at end of period                     $ 703        $ 925         $ 497      $ 374       $ 231
                                           ==============================================================
 Ratio of net charge-offs during the
   period to average loans outstanding
   during the period                           0.63%        0.02%         0.03%      0.22%       0.15%
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


                             -------------------------------------------------------------------------------------
                                       Amount of Allowance and Percentage of Allowance to Total Allowance
                             -------------------------------------------------------------------------------------
                               Dec 31, 1999     Dec 31, 1998     Dec 31, 1997     Dec 31, 1996     Sep 30, 1995(1)
                              --------------   --------------   --------------   --------------    --------------
                              Amount Percent   Amount Percent   Amount Percent   Amount Percent    Amount Percent
                              ------ -------   ------ -------   ------ -------   ------ -------    ------ -------
                                                            (dollars in thousands)
 One- to four-
   family residential         $  74   10.53%   $  73    7.89%   $  64   12.88%   $  61   16.31%    $  31   13.42%
 Multifamily residential         20    2.84       18    1.95       20    4.02       11    2.94        27   11.69
 Commercial real estate          19    2.70       16    1.73       11    2.21       11    2.94        14    6.06
 Construction and land            2    0.28        4    0.43        4    0.81        4    1.07        --      --
 Commercial business            321   45.67      571   61.73      194   39.03      141   37.70        46   19.91
 Consumer                       267   37.98      243   26.27      204   41.05      146   39.04       113   48.92
                             -----------------------------------------------------------------------------------
                              $ 703  100.00%   $ 925  100.00%   $ 497  100.00%   $ 374  100.00%    $ 231  100.00%
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

   The investment policies of the Company and the Bank, as established by the respective Boards of Directors, attempt to provide and maintain liquidity, generate a favorable return on investments without incurring undue interest rate and credit risk and complement lending activities. The investment policies generally limit investments to government and federal agency-backed securities and other non-government guaranteed securities, including corporate debt obligations, that are investment grade. The investment policies provide authority to invest in U.S. Treasury and U.S. Government guaranteed securities, securities backed by federal agencies such as the Government National Mortgage Association ("GNMA") and the Federal National
Mortgage Association ("FNMA"), FHLMC and the Federal Farm Credit Bureau, mortgage-backed securities with maximum average maturities of 10 years which are backed by federal agency securities, obligations of state and political subdivisions with at least an "A" rating, term deposits purchased through the FHLB and securities issued by mutual funds which invest in securities consistent with the Company's or Bank's allocable investments. The policies generally limit investments in each category to the lesser of $5,000,000 or 50% of the Company's or Bank's equity. The investment policies provide that the President is authorized to execute all transactions within specified limits which are reviewed by the Board of Directors on a monthly basis. From time to time the Board of Directors may authorize the President to exceed the policy limitations. The Bank's Asset/Liability Committee monitors compliance with the Bank's investment policy and generally meets on a quarterly basis.

   At December 31, 1999, the Bank had $6.4 million in investment securities consisting of $3.0 million invested in Federal agency securities, all classified as available for sale, $1.9 million in GNMA mortgage-backed securities and $1.0 million in FNMA mortgage-backed securities and $526,000 invested in local municipal securities. The mortgage-backed securities and municipal securities are all classified as held to maturity.

   The following table sets forth certain information regarding the carrying and market value of the Company's and the Bank's short-term investments and securities at the dates indicated.


                                  --------------------------------------------------------------------
                                       Dec 31, 1999           Dec 31, 1998          Dec 31, 1997
                                  --------------------------------------------------------------------
                                   Amortized     Fair     Amortized     Fair     Amortized    Fair
                                     Cost        Value       Cost       Value       Cost      Value
                                  --------------------------------------------------------------------
                                                        (in thousands)
 Federated Liquid Cash Fund         $ 1,466    $ 1,466     $ 9,941    $ 9,941     $10,549   $10,549
                                  ====================================================================
 FHLB term deposits                 $    --    $    --     $    --    $    --     $    --   $    --
                                  ====================================================================
 Securities:
   Held to maturity:
    Mortgage-Backed securities      $ 2,937    $ 2,817     $ 1,000    $ 1,002     $ 1,000   $ 1,002
   Obligations of states and
     political subdivisions             526        521         977        986         300       303
                                  --------------------------------------------------------------------
      Total held to maturity          3,463      3,338       1,977      1,988       1,300     1,305
                                  --------------------------------------------------------------------
   Available for sale:
     U.S. Treasury and
      Agency obligations              3,000      2,977       1,000      1,001       1,996     1,999
                                  --------------------------------------------------------------------
       Total available for sale       3,000      2,977       1,000      1,001       1,996     1,999
                                  --------------------------------------------------------------------
       Total                        $ 6,463    $ 6,315     $ 2,977    $ 2,989     $ 3,296   $ 3,304
                                  ====================================================================


  The following table sets forth certain information regarding the carrying value, weighted average yields and contractual maturities of the Company's and the Bank's short-term investments and securities as of December 31, 1999.


                                                       At December 31, 1999
                          ---------------------------------------------------------------------------------------------------------
                                                  More than One          More than Five        More than Ten
                            One Year or Less    Year to Five Years     Years to Ten Years         Years               Total
                          ---------------------------------------------------------------------------------------------------------
                                     Weighted              Weighted              Weighted             Weighted             Weighted
                           Carrying   Average    Carrying   Average    Carrying   Average    Carrying  Average    Carrying  Average
                             Value     Yield       Value     Yield      Value      Yield      Value     Yield      Value    Yield
                          ---------------------------------------------------------------------------------------------------------
                                                      (dollars in thousands)
Federated Liquid Cash
  Fund                    $  1,466     5.26%    $     --       --%    $    --       --%     $    --      --%    $  1,466     5.26%
                          =========================================================================================================
Securities:
 Held to maturity:
  Mortgage-Backed
   Securities                   --        --%   $     --       --%    $    --       --%     $ 2,937    6.88%    $  2,937     6.88%
  Obligations of states
   and political
   subdivisions(1)             100      4.60         426     3.74          --       --           --      --          526     3.90
 Available for sale:
  U.S. Treasury and
   Agency obligations           --        --       2,977     6.56          --       --           --      --        2,977     6.56
                          ---------------------------------------------------------------------------------------------------------
      Total securities    $    100      4.60%   $  3,403     6.21%    $    --       --%     $ 2,937    6.88%    $  6,440     6.49%
                          =========================================================================================================


(1) The weighted average yields for obligations of states and political subdivisions were not calculated on a tax equivalent basis.

Source of Funds

   General. Deposits, loan repayments and prepayments, proceeds from sales of loans, cash flows generated from operations and FHLB advances are the primary sources of the Bank's funds for use in lending, investing and for other general purposes.

   Deposits. The Bank offers a variety of deposit accounts with a range of interest rates and terms. For the fiscal year ended December 31, 1999, average certificates of deposit were $75.2 million and were 61.6% of total average deposits of $122.2 million. Average deposits were $116.8 million for the year ended December 31, 1998. The flow of deposits is influenced significantly by general economic conditions, changes in money market rates, prevailing interest rates and competition. The Bank's deposits are obtained predominately from the areas in which its branch offices are located. The Bank relies primarily on customer service and long-standing relationships with customers to attract and retain these deposits; however, market interest rates and rates offered by competing financial institutions significantly affect the Bank's ability to attract and retain deposits. From time to time, the Bank solicits certificate accounts in excess of $100,000.

   The Bank's current deposit products include savings, demand deposits, NOW accounts, money market and certificate of deposit accounts ranging in terms from thirty days to eight years. Included in the Bank's certificate of deposit accounts are certificates of deposit with balances in excess of $100,000, and Individual Retirement Accounts ("IRAs").

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

   At December 31, 1999, the Bank had $10.6 million in certificate accounts in amounts of $100,000 or more maturing as follows:

                                                  Amount         Weighted
      Maturity Period                         (in thousands)   Average Rate
     ----------------                             -------      ------------
Three months or less                              $ 3,709         4.94%
Over three through six months                         777         5.07%
Over six months through 12 months                   2,816         5.56%
Over 12 months                                      3,346         6.08%
                                                  -------
 Total                                           $ 10,648         5.47%
                                                  ========================


   The following table sets forth the distribution of the Bank's average deposit accounts for the periods indicated and the weighted average interest rates on each category presented.



                               ---------------------------------------------------------------------------------------------------
                                     December 31, 1999                 December 31, 1998                December 31, 1997
                               ---------------------------------------------------------------------------------------------------
                                           Percent                           Percent                           Percent
                                           of Total   Weighted               of Total   Weighted               of Total   Weighted
                                Average    Average    Average     Average    Average    Average     Average    Average    Average
                                Balance    Deposits     Rate      Balance    Deposits     Rate      Balance    Deposits    Rate
                                -------    ---------  --------    --------   ---------  --------    -------    --------  --------
                                                  (dollars in thousands)
 Money market deposits         $  8,783       7.19%      3.03%    $  7,577     6.49%     2.92%     $  7,199      6.70%      2.47%
 Passbook deposits               15,141      12.40       2.01       14,912    12.76      2.00        15,116     14.05       2.00
 NOW and other demand deposits   15,432      12.64       1.49       14,259    12.21      1.55        14,060     13.07       1.73
 Non-interest bearing deposits    7,552       6.18       0.00        6,591     5.64      0.00         4,788      4.45       0.00
                                -------     ------                  ------   ------                 -------    ------
    Total                        46,908      38.41       1.71%      43,339    37.10      1.76%       41,163     38.27       1.76%
                                -------     ------       ====       ------   ------      ====       -------    ------       ====
 Certificates accounts
   Three months or less             347        .28       3.55%         218      .19      3.93%          198       .19       3.46%
   Over three through six months 20,260      16.59       4.93       17,637    15.10      5.38        14,048     13.06       5.31
   Over six through 12 months    13,280      10.87       4.94       13,193    11.29      5.41        14,332     13.33       5.49
   Over one to three years       28,589      23.41       5.54       31,670    27.11      5.88        28,719     26.70       5.92
   Over three to five years       7,176       5.88       6.04        5,496     4.71      6.18         5,209      4.84       5.90
   Over five to ten years         5,572       4.56       6.68        5,271     4.50      6.75         3,886      3.61       6.83
                                -------     ------                 -------   ------                 -------    ------
    Total certificates           75,224      61.59       5.39%      73,485    62.90      5.74%       66,392     61.73       5.72%
                                -------     ------       ====      -------   ------      ====       -------    ------       ====
    Total average deposits     $122,132     100.00%               $116,824   100.00%               $107,555    100.00%
                                =======     ======                 =======   ======                 =======    ======



   The following table presents, by various categories, the amount of certificate accounts outstanding at the dates indicated and the periods to maturity of the certificate accounts outstanding at December 31, 1999.


                               Period to Maturity from December 31, 1999
                          ------------------------------------------------------------
                                                                                           At         At         At
                          Less than     One to       Two to      Three to    Over Four   Dec 31,    Dec 31,    Dec 31,
                           One Year   Two Years   Three Years   Four Years     Years      1999       1998       1997
                          ---------   ---------   -----------   ----------   ---------   ------     ------     ------
                                                    (in thousands)
 Certificate accounts:
   0 to 4.00%              $   303    $    --       $    --       $    --     $    --   $   303    $   322    $   156
   4.01% to 5.00%           24,317      2,851           453            --          --    27,621     13,613      1,730
   5.01% to 6.00%           18,901      3,848         2,297         1,682         327    27,055     46,757     46,685
   6.01% to 7.00%            2,758     10,118            87         1,202       5,089    19,254     14,800     21,748
   7.01% to 8.00%               --         --            --            --         100       100        100        142
                           ------------------------------------------------------------------------------------------
    Total                  $46,279    $16,817       $ 2,837       $ 2,884     $ 5,516   $74,333    $75,592    $70,461
                           ==========================================================================================



   At December 31, 1999, the Bank had $8.0 million in advances from the FHLB and had no other borrowings. The Bank may obtain advances from the FHLB as part of its operating strategy. The maximum amount that the FHLB will advance to member institutions, including the Bank, fluctuates from time to time in accordance with the policies of the OTS and the FHLB. FHLB advances at December 31, 1999 was comprised of three advances: $2.00 million at 5.31% maturing in 2000, $5.00 million at 4.30% maturing in 2008, and $1.00 million at 5.50% maturing in 2004. The $5.00 million advance is callable by the FHLB beginning in 2001 and the $1.00 million advance is callable by the FHLB beginning in October, 2000.

   At December 31, 1998, the Company had $2.0 million in short-term borrowings which was comprised of a loan sold under a repurchase agreement. During 1999, this short-term borrowing was repaid. The obligation was secured by a multifamily residential mortgage loan and the rate on the agreement at December 31, 1998 was 6.0%.

   The following table sets forth certain information regarding the Company's and Bank's borrowed funds at or for the periods ended on the dates indicated:




                                          At or for the Year         At or for the Year              At or for the Year
                                          Ended December 31,         Ended December 31,              Ended December 31,
                                         -------------------       -------------------------        -------------------

                                                 1999                         1998                          1997
                                                 ----                         ----                          ----
 Loans sold under repurchase agreement:
   Average balance outstanding                  $ 1,422                     $1,167                        $   --
                                                =======                     ======                        ======
   Maximum amount outstanding at any
    month-end during the period                 $ 2,500                     $2,000                        $   --
                                                =======                     ======                        ======
   Balance outstanding at end of period         $    --                     $2,000                        $   --
                                                =======                     ======                        ======
   Weighted average interest rate
    during the period                              6.19%                      5.83%                           --%
                                                =======                     ======                        ======
   Weighted average interest rate
    at end of period                                 --%                      6.00%                           --%
                                                =======                     ======                        ======


 FHLB advances:
   Average balance outstanding                  $ 7,234                     $1,776                        $   --
                                                =======                     ======                        ======
   Maximum amount outstanding at any
    month-end during the period                 $ 8,000                     $7,000                        $   --
                                                =======                     ======                        ======
   Balance outstanding at end of period         $ 8,000                     $7,000                        $   --
                                                =======                     ======                        ======
   Weighted average interest rate
    during the period                              4.69%                      4.73%                           --%
                                                =======                     ======                        ======
   Weighted average interest rate
    at end of period                               4.70%                      4.59%                           --%
                                                =======                     ======                        ======


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

Personnel

   As of December 31, 1999, the Company, including the Bank and PASC, had 57 full-time employees and 26 part-time employees. The employees are not represented by a collective bargaining unit, and the Company considers its relationship with its employees to be good.

                  INFORMATION REGARDING SUBSIDIARY ACTIVITIES

Description of Business

   The Bank's wholly-owned subsidiary, PASC, is currently engaged on an agency basis in brokerage services through a third-party broker dealer, Scout Brokerage Services, Inc. and in the sale of tax-deferred annuity products, primarily to customers of the Bank and members of the local community. In September 1997, PASC formed the GTPS Insurance Agency ("Agency") to provide insurance related products to customers. The Agency sells a variety of insurance products to both individuals and businesses, including life, health, automobile, property and casualty insurance. The revenue generated by PASC is dependent upon maintaining relationships with the current insurance and brokerage providers. As of December 31, 1999 and 1998, PASC had total assets of $835,000 and $1,055,000, respectively. For the year ended December 31, 1999, PASC had total revenues of $777,000 which was 6.1% of total consolidated revenues (prior to the elimination on a consolidated basis of inter-company transactions) and net income of $73,000, which was 11.3% of total consolidated net income. For the year ended December 31, 1998, PASC had total revenues of $625,000 which was 5.0% of total consolidated revenues and net income of $57,000, which was 6.7% of total consolidated net income.

Competition

   PASC competes in the brokerage business primarily with local investment brokerage offices, which are mainly branches of national firms, and with several area banks that provide brokerage services. Competition for brokerage services is based on quality of service, fees charged and knowledge of investment products offered. The Agency mainly competes with several locally owned insurance agencies and also with branches and agents of national insurance companies. Competition for insurance business is based mainly on quality of services, including handling of claims, premiums quoted and the availability of a broad range of products from a variety of insurance companies.

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

Holding Company Regulation

The Company is a nondiversified unitary savings and loan holding company within the meaning of federal law. Under prior law, a unitary savings and loan holding company, such as the Company was not generally restricted as to the types of business activities in which it may engage, provided that the Bank continued to be a qualified thrift lender. See "Federal Savings Institution Regulation - QTL Test." The Gramm-Leach-Bliley Act of 1999 provides that no company may acquire control of a savings association after May 4, 1999 unless it engages only in the financial activities permitted for financial holding companies under the law or for multiple savings and loan holding companies as described below. Further, the Gramm-Leach-Bliley Act specifies that existing savings and loan holding companies may only engage in such activities. The Gramm-Leach-Bliley Act, however, grandfathered the unrestricted authority for activities with respect to unitary savings and loan holding companies existing prior to May 4, 1999, such as the Company, so long as the Bank continues to comply with the QTL Test. Upon any non-supervisory acquisition by the Company of another savings institution or savings bank that meets the qualified thrift lender test and is deemed to be a savings institution by the OTS, the Company would become a multiple savings and loan holding company (if the acquired institution is held as a separate subsidiary) and would generally be limited to activities permissible for bank holding companies under Section 4(c)(8) of the Bank Holding Company Act, subject to the prior approval of the OTS, and certain activities authorized by OTS regulation.

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

   The capital regulations also incorporate an interest rate risk component. Savings institutions with "above normal" interest rate risk exposure are subject to a deduction from total capital for purposes of calculating their risk-based capital requirements. From the present time, the OTS has deferred implementation of the interest rate risk component. At December 31, 1999 the Bank met each of its capital requirements.

   The following table presents the Bank's capital position at December 31, 1999.

                                                            Capital
                                          Excess     --------------------
                 Actual    Required    (Deficiency)    Actual    Required
                 --------------------------------------------------------
                                                 (in thousands)

Tangible       $   9,775   $  2,156    $  7,603        6.82%      1.50%

Core
(Leverage)         9,775      4,345       5,430        6.82%      3.00%


Risk-based        10,420      6,863       3,557       12.15%      8.00%


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

 In addition to the assessment for deposit insurance, institutions are required to make payments on bonds issued in the late 1980s by the Financing Corporation ("FICO") to recapitalize the predecessor to the SAIF. During 1999, FICO payments for SAIF members approximated 6.1 basis points, while Bank Insurance Fund ("BIF") members paid 1.2 basis points. By law, there is equal sharing of FICO payments between SAIF and BIF members beginning on January 1, 2000.

   The Bank's assessment rate for fiscal 1999 was 6.10 basis points and the premium paid for this period was $71,000. The FDIC has authority to increase insurance assessments. A significant increase in SAIF insurance premiums would likely have an adverse effect on the operating expenses and results of operations of the Bank. Management cannot predict what insurance assessment rates will be in the future.

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

   Loans to One Borrower. Federal law provides that savings institutions are generally subject to the limits on loans to one borrower applicable to national banks. Generally, savings institutions may not make a loan or extend credit to a single or related group of borrowers in excess of 15% of its unimpaired capital and surplus. An additional amount may be lent, equal to 10% of unimpaired capital and surplus, if secured by specified readily-marketable collateral. At December 31, 1999, the Bank's limit on loans to one borrower was $1.6 million, and the Bank's largest aggregate outstanding balance of loans to one borrower was $3.5 million. At the time this loan was originated, the Bank's limit on loans to one borrower exceeded the original balance of the loan.

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

   A savings institution that fails the QTL test is subject to certain operating restrictions and may be required to convert to a bank charter. As of December 31, 1999, the Bank maintained 83.4% of its portfolio assets in qualified thrift investments and, therefore, met the QTL test. Recent legislation has expanded the extent to which education loans, credit card loans and small business loans may be considered "qualified thrift investments."

   Limitation on Capital Distributions. OTS regulations impose limitations upon all capital distributions by a savings institution, including cash dividends, payments to repurchase its shares and payments to shareholders of another institution in a cash-out merger. The rule effective in the first quarter of 1999 established three tiers of institutions based primarily on an institution's capital level. An institution that exceeded all capital requirements before and after a proposed capital distribution ("Tier 1 Bank") and had not been advised by the OTS that it was in need of more than normal supervision, could, after prior notice but without obtaining approval of the OTS, make capital distributions during the calendar year equal to the greater of (i) 100% of its net earnings to date during the calendar year plus the amount that would reduce by one-half the excess capital over its capital requirements at the beginning of the calendar year or (ii) 75% of its net income for the previous four quarters. Any additional capital distributions required prior regulatory approval. Effective April 1, 1999, the OTS's capital distribution regulation changed. Under the new regulation, an application to and the prior approval of the OTS is required prior to any capital distribution if the institution does not meet the criteria for "expedited treatment" of applications under OTS regulations (i.e., generally, examination ratings in the two top categories), the total capital distributions for the calendar year exceed net income for that year plus the amount of retained net income for the preceding two years, the institution would be undercapitalized following the distribution or the distribution would otherwise be contrary to a statute, regulation or agreement with OTS. If an application is not required, the institution must still provide prior notice to OTS of the capital distribution if, like the Bank, it is a subsidiary of a holding company. In the event the Bank's capital fell below its regulatory requirements or the OTS notified it that it was in need of more than normal supervision, the Bank's ability to make capital distributions could be restricted. In addition, the OTS could prohibit a proposed capital distribution by any institution, which would otherwise be permitted by the regulation, if the OTS determines that such distribution would constitute an unsafe or unsound practice.

   Liquidity. The Bank is required to maintain an average daily balance of specified liquid assets equal to a monthly average of not less than a specified percentage of its net withdrawable deposit accounts plus short-term borrowings. This liquidity requirement is currently 4%, but may be changed from time to time by the OTS to any amount within the range of 4% to 10%. Monetary penalties may be imposed for failure to meet these liquidity requirements. The Bank's liquidity ratio for December 31, 1999 was 8.27%, which exceeded the applicable requirements. The Bank has never been subject to monetary penalties for failure to meet its liquidity requirements.

   Assessments. Savings institutions are required to pay assessments to the OTS to fund the agency's operations. The general assessments, paid on a semi-annual basis, are computed upon the savings institution's total assets, including consolidated subsidiaries, as reported in the Bank's latest quarterly thrift financial report. The assessments paid by the Bank for the fiscal year ended December 31, 1999 totaled $38,000.

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

Federal Home Loan Bank System

The Bank is a member of the Federal Home Loan Bank System, which consists of 12 regional Federal Home Loan Banks. The Federal Home Loan Bank provides a central credit facility primarily for member institutions. The Bank, as a member of the Federal Home Loan Bank, is required to acquire and hold shares of capital stock in that Federal Home Loan Bank in an amount at least equal to 1.0% of the aggregate principal amount of its unpaid residential mortgage loans and similar obligations at the beginning of each year, or 1/20 of its advances (borrowings) from the Federal Home Loan Bank, whichever is greater. The Bank was in compliance with this requirement with an investment in Federal Home Loan Bank stock at December 31, 1999 of $767,000.

The Federal Home Loan Banks are required to provide funds for the resolution of insolvent thrifts in the late 1980s and to contribute funds for affordable housing programs. These requirements could reduce the amount of dividends that the Federal Home Loan Banks pay to their members and could also result in the Federal Home Loan Banks imposing a higher rate of interest on advances to their members. If dividends were reduced, or interest on future Federal Home Loan Bank advances increased, The Bank's net interest income would likely also be reduced. Recent legislation has changed the structure of the Federal Home Loan Banks funding obligations for insolvent thrifts, revised the capital structure of the Federal Home Loan Banks and implemented entirely voluntary membership for Federal Home Loan Banks. Management cannot predict the effect that these changes may have with respect to its Federal Home Loan Bank membership.

Federal Reserve System

The Federal Reserve Board regulations require savings institutions to maintain non-interest earning reserves against their transaction accounts (primarily NOW and regular checking accounts). The regulations generally provide that reserves be maintained against aggregate transaction accounts as follows: for accounts aggregating $44.3 million or less (subject to adjustment by the Federal Reserve Board) the reserve requirement is 3%; and for accounts aggregating greater than $44.3 million, the reserve requirement is $1.329 million plus 10% (subject to adjustment by the Federal Reserve Board between 8% and 14%) against that portion of total transaction accounts in excess of $44.3 million. The first $5.0 million of otherwise reservable balances (subject to adjustments by the Federal Reserve Board) are exempted from the reserve requirements. The Bank complies with the foregoing requirements.

                         FEDERAL AND STATE TAXATION

Federal Taxation

   General. The Company and the Bank report their income on a calendar year, consolidated basis and use the accrual method of accounting, and are subject to federal income taxation in the same manner as other corporations with some exceptions, including particularly the Bank's reserve for bad debts discussed below. The following discussion of tax matters is intended only as a summary and does not purport to be a comprehensive description of the tax rules applicable to the Bank or the Company. Neither the Company or the Bank have been audited by the IRS during the last seven years, which covered the tax years 1993-99. For its 1999 taxable year, the Company and the Bank are subject to a maximum federal income tax rate of 39%.

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

   The Bank is required to recapture (i.e., take into income) over a six year period the excess of the balance of its tax bad debt reserves as of December 31, 1995, other than its supplemental reserve for losses on loans over the balance of such reserves as of September 30, 1988. As a result of such recapture, the Bank incurred an additional tax liability of approximately $125,000 which was taken into income beginning in 1998 over a six year period.

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

                  EXECUTIVE OFFICERS OF THE REGISTRANT

   The following table sets forth certain information regarding the executive officers of the Company and the Bank who are not directors or Named Executive Officers as set forth in the Registrant's Proxy Statement for the Annual Meeting of Shareholders to be held on April 25, 2000 at pages 5 through 9.

                       Age at
     Name             12/31/99                       Position
----------------     ----------        -------------------------------------
Jane F. Adams            42            Chief Financial Officer, Secretary,
                                       Treasurer of Great American Bancorp,
                                       Inc. since April, 1995.  Senior Vice
                                       President - Finance, Secretary,
                                       Treasurer of Bank since February,
                                       1997.  Prior thereto, Vice President -
                                       Finance, Secretary, Treasurer of Bank
                                       since April, 1995. Secretary,
                                       Treasurer of PASC since April, 1995.
                                       Prior to April, 1995, Vice President
                                       and Controller, Champaign National
                                       Bank, Champaign, Illinois since 1986.

Melinda K. Waller        40            Senior Vice President - Deposit
                                       Acquisitions of Bank since February
                                       1997.  Prior thereto Vice President -
                                       Deposit Acquisitions of Bank since
                                       1991.

Paul D. Wilson           48            Senior Vice President - Lending of
                                       Bank since November, 1995.  Prior
                                       thereto, Vice President - Senior
                                       Commercial Lending Officer, First of
                                       America Bank, N.A., Champaign,
                                       Illinois, since 1993.

Item 2.   Description of Property.

   The Bank conducts its business through an administrative office located in Champaign and two branch offices. The Company believes that the Bank's current facilities are adequate to meet the present and immediately foresee able needs of the Bank and the Company. The following table sets forth certain information relating to the Bank's administrative and branch offices



                                                                                    Net Book Value
                                                                                    of Property or
                                                   Original                           Leasehold
                                        Leased       Date                          Improvements at
                                          or       Leased or     Date of Lease       December 31,
Location                                Owned      Acquired       Expiration             1999
                                       -------     ---------     -------------     ----------------
Administrative and Branch Office:
1311 South Neil Street
Champaign, Illinois                     owned      04/12/93            --            $ 5,105,000

Branch Offices:
1912 West Springfield (1)
Champaign, Illinois                    leased      12/01/79        12/01/04              182,000

301 West Springfield
Urbana, Illinois                        owned      01/27/80            --                767,000
                                                                                     -----------
                                                                      Total          $ 6,054,000
                                                                                     ===========


---------------
(1) The Bank has the option to extend the lease term for three consecutive ten-year periods.

   The Bank presently owns electronic data processing equipment, consisting of personal computers, printers, and item processing equipment with an approximate net book value of $377,000. The Bank does not provide data processing services for other financial institutions. In May 1998, the Bank installed an area network and in October 1998, the Bank converted its primary computer application to an in-house system. The Bank previously operated its main banking system through a third party service bureau.

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

Item 4.   Submission of Matters to a Vote of Security Holders.

   During the quarter ended December 31, 1999, no matters were submitted to a vote of security holders through a solicitation of proxies or otherwise.

                            PART II

Item 5.   Market for Common Equity and Related Stockholder Matters.

   Information relating to the market for Registrant's common stock and related stockholder matters appears under "Shareholder Information" in the 1999 Annual Report to Stockholders on pages 51 through 52 and is incorporated herein by reference.

Item 6.   Management's Discussion and Analysis or Plan of Operation.

   The above captioned information appears under the caption "Management's Discussion and Analysis in the 1999 Annual Report to Stockholders on pages 2 to 23 and is incorporated herein by reference.

Item 7.   Financial Statements

   The Consolidated Financial Statements of Great American Bancorp, Inc. and its subsidiary as of December 31, 1999 and 1998, together with the report of Olive LLP appears in the 1999 Annual Report to Stockholders on pages 24 to 50 and is incorporated herein by reference.

Item 8. Changes In and Disagreements With Accountants on Accounting and Financial Disclosure

          None
                                 PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act.

   The information relating to directors and executive officers of the Registrant is incorporated herein by reference to the Registrant's Proxy Statement for the Annual Meeting of Stockholders to be held on April 25, 2000 at pages 5 through 8, which will be filed within 120 days of the Registrant's fiscal year end.

Item 10.  Executive Compensation

   The information relating to executive and director compensation is incorporated herein by reference to the Registrant's Proxy Statement for the Annual Meeting of Stockholders to be held on April 25, 2000 at pages 8 through 11, which will be filed within 120 days of the Registrant's fiscal year end.

Item 11.  Security Ownership of Certain Beneficial Owners and Management

   The information relating to security ownership of certain beneficial owners and management is incorporated herein by reference to the Registrant's Proxy Statement for the Annual Meeting of Stockholders to be held on April 25, 2000 at pages 3 through 4, which will be filed within 120 days of the Registrant's fiscal year end.

Item 12.  Certain Relationships and Related Transactions

   The information relating to certain relationships and related transactions is incorporated herein by reference to the Registrant's Proxy Statement for the Annual Meeting of Stockholders to be held on April 25, 2000 at page 11, which will be filed within 120 days of the Registrant's fiscal year end.

Item 13.  Exhibits and Reports on Form 8-K.

     (a)       The following documents are filed as a part of this report:

          (1)    Financial Statements

          Consolidated Financial Statements of the Company are incorporated by reference to the following indicated pages of the 1999 Annual Report to Stockholders.


          Independent Auditor's Report . . . . . . . . . . . . . . . . . .24

          Consolidated Balance Sheet as of
          December 31, 1999 and 1998. . . . . . . . . . . . . . . . . . . 25

          Consolidated Statement of Income for the year
          ended December 31, 1999 and 1998  . . . . . . . . . . . . . . . 26

          Consolidated Statement of Comprehensive Income
          for the year ended December 31, 1999 and 1998 . . . . . . . . . 27

          Consolidated Statement of Stockholders' Equity for
          the year ended December 31, 1999 and 1998 . . . . . . . . . . . 28

          Consolidated Statement of Cash Flows for the year
          ended December 31, 1999 and 1998. . . . . . . . . . . . . . . . 29

          Notes to Consolidated Financial Statements  . . . . . . . . .30-50

          The remaining information appearing in the 1999 Annual Report to Stockholders is not deemed to be filed as part of this report, except as expressly provided herein.

          (2)   Schedules

          All schedules are omitted because they are not required or applicable, or the required information is shown in the consolidated financial statements or the notes thereto.

          (3) Exhibits

          The following exhibits are filed as part of this report:

3.1 Certificate of Incorporation of Great American Bancorp,
       Inc.*
          3.2    Bylaws of Great American Bancorp, Inc.*
          4.0    Stock Certificate of Great American Bancorp, Inc.*
10.1 First Federal Savings Bank of Champaign-Urbana Employee
Stock Ownership Plan*
         10.2 Form of Employment Agreement between First Federal Savings Bank of Champaign-Urbana and George R. Rouse*
         10.3 Form of Employment Agreement between Great American Bancorp, Inc. and George R. Rouse*
         10.4 Form of Change of Control Agreements between First Federal Savings Bank of Champaign-Urbana and Jane F. Adams, Dale Pelg and Melinda Waller.*
         10.5    Great American Bancorp, Inc. 1995 Incentive Plan**
         10.6    Great American Bancorp, Inc. 1995 Incentive Plan***
                 (as amended and restated as of January 13, 1997)
         11.0    Computation of earnings per share (filed herewith)
         13.0 1999 Annual Report to Stockholders (only portions incorporated by reference filed herewith)
21.0 Subsidiary information is incorporated herein by reference to "Part I - Subsidiaries"
         23.0    Consent of Independent Accountants
         27.0    Financial Data Schedule for fiscal year ended December 31,
                 1999.

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

          *** Incorporated herein by reference into this document from the Registrant's Report on Form 10-KSB for the fiscal year ended December 31, 1997.

     (b)    Reports on Form 8-K

            None



                           SIGNATURES

   Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                        GREAT AMERICAN BANCORP, INC.

Date:    March 28, 2000               /s/ George R. Rouse
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

Date:    March 28, 2000               /s/ George R. Rouse
     -----------------------          -------------------------------
                                      George R. Rouse
                                      President, Chief Executive
                                      Officer and Director

Date:
     -----------------------          -------------------------------
                                      Morgan C. Powell
                                      Chairman of the Board
                                      of Directors

Date:    March 29, 2000               /s/ Clinton C. Atkins
     -----------------------          -------------------------------
                                      Clinton C. Atkins, Director

Date:    March 29, 2000               /s/ Ronald Kiddoo
     -----------------------          ------------------------
                                      Ronald Kiddoo, Director

Date:    March 28, 2000               /s/ Jack B. Troxell
     -----------------------          -------------------------------
                                      Jack B. Troxell, Director

Date:    March 28, 2000               /s/ Jane F. Adams
     -----------------------          -------------------------------
                                      Jane F. Adams
                                      Chief Financial Officer,
                                      Secretary and Treasurer
                                      (Principal Senior Accounting
                                      and Financial Officer)







                Exhibit 11.0  Computation of Earnings Per Share



Earnings per share

Earnings per share (EPS) were computed as follows
(dollar amounts in thousands except share data):

                                               Year Ended December 31, 1999
                                             -------------------------------
                                                        Weighted
                                                         Average   Per-Share
                                              Income      Shares     Amount
                                             -------------------------------
Basic Earnings Per Share

  Income available to common stockholders    $   644   1,207,068    $  0.53

Effect of Dilutive Securities
  Stock options                                              237
  Unearned incentive plan shares                          28,940

                                             -------------------------------
Diluted Earnings Per Share
  Income available to common stockholders
   and assumed conversion                    $   644   1,236,245    $  0.52
                                             ===============================


                                              Period Ended December 31, 1998
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

The Company originates loans and also purchases loans from the Bank, but otherwise conducts no significant business except for through the Bank. In addition to traditional banking services, the Bank, through its subsidiary Park Avenue Service Corporation ("PASC"), provides securities brokerage services through a third-party broker-dealer, Scout Brokerage Services, Inc., and also engages in the sale of tax deferred annuities, and through the GTPS Insurance Agency ("Agency") provides insurance related products to customers. The Agency sells a variety of insurance products including life, health, automobile, property and casualty insurance. Refer to Note 22 - "Business Industry Segments" of the Notes to the Consolidated Financial Statements for financial information relating to the Company's industry segments, including banking services and insurance/brokerage services. All references to the Company include the Bank and PASC, unless otherwise indicated.

Results of Operations

General

The Company recorded net income of $644,000 in 1999 which was $204,000, or 24.1%, lower than the $848,000 reported for 1998. Basic earnings per share declined $0.08, or 13.1%, from $0.61 in 1998 to $0.53 in 1999 and diluted earnings per share decreased $0.05, or 8.8%, from $0.57 per share in 1998 to $0.52 in 1999. The return on average assets was 0.41% for 1999 compared to 0.57% for 1998 and the return on average equity was 2.86% in 1999 compared to 3.28% for 1998.

Earnings were lower in 1999 due to a reduction in net interest income of $170,000, an increase in the provision for loan losses of $117,000, and an increase in noninterest expenses of $350,000, offset by noninterest income which was $230,000 higher in 1999 and income tax expense which was $200,000 lower in 1999.

Net income decreased in 1999 in large part due to a commercial loan totaling $1.36 million which became nonperforming during the fourth quarter of 1998. This loan was placed in non-accrual status in the first quarter of 1999. Total interest income recorded on this loan in 1999 was $8,000 compared to $96,000 in 1998, a decrease of $88,000. During 1999, the Company increased the monthly provision to the allowance for loan losses as a result of this loan, expensing $573,000 in total for 1999 compared to $456,000 in 1998, a difference of $117,000. The Company also incurred legal fees totaling $133,000 in 1999 related to this loan compared to $15,000 in 1998. The total reduction in pretax income associated with this nonperforming loan was $323,000 in 1999, which represents approximately 81% of the total decrease in income before income tax. Total income before income tax for 1999 was $1.11 million, down $400,000, or 26.4%, from the $1.51 million recorded in 1998.

In January 1999, the borrower involved in this nonperforming loan filed Chapter 11, or business reorganization, bankruptcy. In the second quarter of 1999, the reorganization plan changed to a liquidation of assets arrangement. The loan is secured by business assets and guaranteed by the owner. During 1999, the Company collected $185,000 in principal payments on this loan and in December 1999, the Company charged-off $800,000. The remaining balance of $375,000 continues as nonperforming at December 31, 1999. Repayment of the remaining balance is expected from the sale of business assets of the borrower and personal assets of the guarantor.

Net income from banking services was $571,000 for the year ended December 31, 1999, a decrease of $220,000, or 27.8%, from the $791,000 recorded for the year ended December 31, 1998. Net income from banking services declined due to a reduction in net interest income of $170,000, an increase in the provision for loan losses of $117,000, and an increase in noninterest expense of $245,000, mainly equipment expenses and attorneys fees. Noninterest income increased $91,000 in 1999, primarily services charges on deposit accounts. Income tax expense related to banking services was $218,000 lower in 1999.

Net income from insurance/brokerage services increased $16,000, from $57,000 in 1998 to $73,000 in 1999. Total commission income increased $152,000, or 24.3% from $625,000 in 1998 to $777,000 in 1999. Noninterest expenses related to insurance/brokerage services increased $119,000, from $530,000 in 1998 to $649,000 in 1999, primarily salaries and benefits expense. Income tax expense associated with insurance/brokerage services increased $17,000 in 1999.

Net Interest Income

Net interest income was $5.71 million in 1999, a decrease of $170,000, or 2.9% from the $5.88 million recorded for 1998.

Interest Income - Interest income was $11.02 million in both 1999 and 1998. Interest income from loans receivable totaled $10.16 million in 1999, a slight decrease from the $10.18 million reported for 1998. Interest income from investment securities increased $57,000, from $233,000 in 1998 to $290,000 in 1999. Interest income from deposits with financial institutions and other institutions, which includes interest generated from interest-bearing demand deposits, interest on balances maintained in the Federated Liquid Cash Fund and dividends received on Federal Home Loan Bank ("FHLB") stock decreased from $602,000 in 1998 to $578,000 in 1999.

Interest income from loans receivable decreased in 1999 primarily due to the $1.36 million commercial loan becoming nonperforming during the fourth quarter of 1998. Total interest income recorded on this loan in 1999 was $8,000 compared to $96,000 in 1998, a decrease of $88,000. Without this nonperforming loan, interest income from loans receivable would have increased due to growth in average total loans. The average balance of total loans increased from $119.49 million in 1998 to $124.90 million in 1999, an increase of $5.41 million, or 4.5%. The following schedule compares average total loan balances by major categories:

                                 Average     Average
                                 Balance     Balance              Percentage
                                  1999        1998       Change     Change
----------------------------------------------------------------------------
One-to four-family
  mortgage loans                $ 68,449    $ 61,830    $ 6,619      10.7%
Multi-family mortgage loans       18,482      17,250      1,232       7.1
Commercial mortgage loans         16,064      14,051      2,013      14.3
Construction loans                 2,957       3,001        (44)      1.5
----------------------------------------------------------------------------
  Total real estate loans        105,952      96,132      9,820      10.2
Commercial loans                   8,890      12,089     (3,199)    (26.5)
Consumer loans                    11,237      11,827       (590)     (5.0)
----------------------------------------------------------------------------
  Total loans                    126,079     120,048      6,031       5.0
Allowance for loan losses         (1,181)       (562)      (619)    110.1
----------------------------------------------------------------------------
  Total loans, net              $124,898    $119,486    $ 5,412       4.5%
============================================================================

The growth in average total real estate loans occurred mainly as a result of declining mortgage interest rates during the latter half of 1998, with stable to slowly rising interest rates during 1999. Average total commercial loans declined due to the payoff of one large loan totaling $2.42 million in November, 1998, payoffs of several smaller loans during 1999 and the charge-off totaling $800,000 in December, 1999. Average total consumer loans declined due to account payoffs exceeding loan originations during 1999.

Interest income earned on deposits with financial institutions and other institutions, which includes Federated Liquid Cash Fund interest, declined in 1999 mainly due to a decrease in short-term interest rates during 1998 which remained stable for most of 1999. The average total balance of interest-bearing demand deposits increased $760,000, from $4.18 million in 1998 to $4.94 million in 1999. The interest-bearing demand deposits maintained by the Company during 1999 and 1998 were chiefly deposits used for short-term cash needs and were primarily maintained at the FHLB. The Federated Liquid Cash Fund is used for depositing funds that may be required in the short-term. The average balances of the Federated Liquid Cash Fund was $7.37 million in 1999, $120,000 less than the $7.49 million maintained in 1998.

Average total investment securities were $3.95 million in 1999, an increase of $760,000 from the average $3.19 million maintained during 1998. This growth was the primary reason for the increase in interest income from investment securities in 1999. The securities held during 1999 included Federal agency and local municipal securities with maturities ranging from two to three years and mortgage backed securities with maturities ranging from twenty to thirty years. The securities held during 1998 included primarily Federal agency and local municipal securities with maturities ranging from two to three years.

The average yield on interest-earning assets decreased from 8.16% in 1998 to 7.77% in 1999, primarily due to a reduction in the yield on average loans from 8.52% in 1998 to 8.13% in 1999. The reduction in the loan yield resulted from declining interest rates during the latter half of 1998 which then stabilized during the first half of 1999 before slowly rising in the latter part of 1999. Also, the average total balances of commercial and consumer loans declined in 1999, while average total one-to four-family, multi-family, and commercial mortgage loans increased. Interest rates on commercial and consumer loans typically are higher than rates on mortgage loans.

Interest Expense - Interest expense increased from $5.14 million in 1998 to $5.32 million in 1999, an increase of $180,000, or 3.5%, due mainly to higher interest expense on interest-bearing liabilities other than deposits. Interest expense on deposits declined $100,000, or 2.0%, from $4.96 million in 1998 to $4.86 million in 1999. This decline was mainly due to a reduction in the average rate on certificates of deposit, which dropped from 5.74% in 1998 to 5.39% in 1999. The offering rates on a majority of the Company's certificates dropped during the latter half of 1998 and remained flat until the Company began increasing rates during the fourth quarter of 1999. Also in 1999, there was a shift out of the one to three year certificate category to the three to six month category which tends to have lower offering rates.

The reduction in interest expense caused by lower certificates of deposit rates was offset somewhat by growth in average total interest-bearing demand deposits and certificates of deposit. The following schedule compares average total deposit balances by major categories:

                                   Average     Average
                                   Balance     Balance             Percentage
                                     1999        1998      Change    Change
-----------------------------------------------------------------------------
Insured money market deposits     $  8,783    $  7,577    $ 1,206      15.9%
Savings deposits                    15,141      14,912        229       1.5
NOW and other demand deposits       15,432      14,259      1,173       8.2
-----------------------------------------------------------------------------
  Total interest-bearing
    demand deposits                 39,356      36,748      2,608       7.1
-----------------------------------------------------------------------------
Certificates of deposit:
  Three months or less                 347         218        129       5.9
  Over three through six months     20,260      17,637      2,623      14.9
  Over six through twelve months    13,280      13,193         87        .7
  Over one through three years      28,589      31,671     (3,082)     (9.7)
  Over three through five years      7,176       5,496      1,680      30.6
  Over five through ten years        5,572       5,270        302       5.7
-----------------------------------------------------------------------------
  Total certificates of deposit     75,224      73,485      1,739       2.4
-----------------------------------------------------------------------------
  Total interest-bearing
    deposits                       114,580     110,233      4,347       3.9

Noninterest-bearing
  demand deposits                    7,552       6,591        961      14.6
-----------------------------------------------------------------------------
  Total deposits                  $122,132    $116,824    $ 5,308       4.5%
=============================================================================

The growth in average total interest-bearing demand deposits and certificates of deposit reflects continuing management strategies implemented to maintain and grow overall deposit levels. These strategies include promoting the Company's Club Fed products and services. Club Fed customers enjoy higher interest rates on IMMA accounts and both Club Fed IMMA and Club Fed Now customers receive enhanced services for maintaining required minimum balances. The average total balance of Club Fed IMMA deposits increased $1.41 million during 1999, while average total Club Fed NOW accounts increased $780,000. The Company also maintained competitive rates on certificates of deposit during 1999 in order to preserve deposit levels and attract new customers. Total average noninterest-bearing demand deposits increased as a result of the Company implementing various marketing strategies during the year to promote its free checking account, including "shrink-wrapped" advertising on a city bus. The average total balance in the free checking category increased from $1.07 million in 1998 to $2.08 million in 1999, an increase of $1.01 million, or 94.4%.

Interest expense on interest-bearing liabilities other than deposits grew $276,000, or 150.8%, from $183,000 in 1998 to $459,000 in 1999 due to increased levels of borrowing during 1999. In June 1998, the Company sold $2.0 million in loans to a related party under an agreement to repurchase in order to meet short-term funding needs, primarily funds needed to repurchase treasury stock. The Company did not repay these funds until August, 1999.
In September 1998, the Company borrowed $2.0 million in non-callable FHLB advances which mature in 2000. The Company borrowed an additional $5.0 million in FHLB advances in October 1998 which mature in 2008, but are callable quarterly by the FHLB beginning in 2001. In January 1999, the Company sold an additional $500,000 in loans under agreements to repurchase, which was repaid in July 1999. In October 1999, the Company borrowed an additional $1.0 million from the FHLB, which matures in 2004, but is callable quarterly by the FHLB beginning in October 2000. The Company was able to borrow funds from the FHLB at rates lower than comparable certificate of deposit rates.

The average cost of interest-bearing liabilities decreased from 4.52% in 1998 to 4.29% in 1999, due primarily to the decline in the average rate on certificates of deposit. The average rate on IMMA deposits increased from 2.92% in 1998 to 3.03% in 1999 due to growth in the Club Fed IMMA category which carries a higher rate of interest. The average rate on savings deposits was relatively unchanged from 1998 to 1999. The average rate on NOW and other demand deposits declined from 1.55% in 1998 to 1.49% in 1999 due to the Company lowering the rate paid on these deposits in April 1998. The rate on loans sold under repurchase agreements increased from 5.83% in 1998 to 6.19% in 1999, due mainly to the $2.0 million agreement renewing at higher rates during 1999. This agreement renewed monthly.

Net interest income was $5.88 million 1998, an increase of $280,000, or 5%, from the $5.60 million recorded for 1997. Interest income was $11.02 million in 1998, $860,000, or 8.5%, higher than the $10.16 million for the year ended December 31, 1997. The growth in interest income in 1998 was primarily due to loan growth, offset by declines in the average balances of interest-bearing demand deposits, the Federated Liquid Cash Fund and investment securities. Interest expense increased from $4.55 million in 1997 to $5.14 million in 1998, an increase of $590,000, or 13.0%. Most of the increase in interest expense is attributable to growth in interest-bearing deposits, particularly certificates of deposit, and growth in borrowings. The Company maintained no significant borrowing arrangements during 1997.


Average Balance Sheet - The following table presents the average balance sheet for the Company for the years ended December 31, 1999, 1998 and 1997, the interest on interest-earning assets and interest-bearing liabilities and the related average yield or cost. The average balances are derived from average daily balances. The yields or cost are calculated by dividing income or expense by the average balance of assets or liabilities, respectively, for the years shown except where noted otherwise. The yields and costs include fees which are considered adjustments to yields.

                                       Consolidated Average Balance Sheet

                                                                      Period Ended
                                     -------------------------------------------------------------------------------------
                                         December 31, 1999             December 31, 1998          December 31, 1997
                                     --------------------------    --------------------------   --------------------------
                                                       Average                      Average                       Average
                                     Average            Yield/     Average            Yield/     Average            Yield/
                                     Balance  Interest   Cost      Balance  Interest   Cost      Balance  Interest   Cost
                                     -------  -------- -------     -------  --------  ------     -------  --------  ------
Assets
 Interest-earning assets:
  Interest-bearing demand deposits $   4,941   $   226    4.57%  $   4,179   $   206   4.93%   $   7,380   $   378   5.12%
  Federated Liquid Cash Fund           7,368       352    4.78       7,486       396   5.29       10,018       534   5.33
  Interest-bearing time deposits          --        --      --          --        --     --          855        48   5.61
  Investment securities, net (1)       3,949       239    6.05       3,192       189   5.92        5,671       347   6.12
  Loans, net (2)                     124,898    10,157    8.13     119,486    10,183   8.52      102,568     8,811   8.59
  FHLB stock                             757        51    6.74         665        44   6.62          545        37   6.79
                                  ----------------------------------------------------------------------------------------
   Total interest-earning assets     141,913    11,025    7.77%    135,008    11,018   8.16%     127,037    10,155   7.99%
Noninterest-earning assets            14,687                        14,536                        12,021
                                  ----------------------------------------------------------------------------------------
   Total assets                    $ 156,600                     $ 149,544                     $ 139,058
                                  ========================================================================================

Liabilities and Stockholders' Equity
 Interest-bearing liabilities:
  Insured money market deposits    $   8,783   $   266    3.03%  $   7,577   $   221   2.92%   $   7,199   $   178   2.47%
  Savings deposits                    15,141       304    2.01      14,912       298   2.00       15,116       303   2.00
  NOW and other demand deposits       15,432       230    1.49      14,259       221   1.55       14,060       243   1.73
  Certificates of deposit             75,224     4,056    5.39      73,485     4,218   5.74       66,392     3,794   5.72
                                  ----------------------------------------------------------------------------------------
   Total deposits                    114,580     4,856    4.24     110,233     4,958   4.50      102,767     4,518   4.40
  Loans sold under repurchase
    agreements                         1,422        88    6.19       1,167        68   5.83           --        --     --
  Federal Home Loan bank advances      7,234       339    4.69       1,776        84   4.73           --        --     --
  Other interest-bearing
    liabilities                          570        32    5.61         513        31   6.04          469        33   7.04
                                  ----------------------------------------------------------------------------------------
   Total interest-bearing
     liabilities                     123,806     5,315    4.29%    113,689     5,141   4.52%     103,236     4,551   4.41%
 Noninterest-bearing liabilities      10,239                         9,983                         6,910
                                  ----------------------------------------------------------------------------------------
   Total liabilities                 134,045                       123,672                       110,146
 Stockholders' equity                 22,555                        25,872                        28,912
                                  ----------------------------------------------------------------------------------------
   Total liabilities and
     stockholders' equity          $ 156,600                     $ 149,544                     $ 139,058
                                  ========================================================================================
Net interest rate spread (3)                   $ 5,710    3.48%              $ 5,877   3.64%               $ 5,604   3.59%
                                  ========================================================================================
Net interest margin (4)                                   4.02%                        4.35%                         4.41%
                                  ========================================================================================
Ratio of interest-earning assets to
  interest-bearing liabilities                          114.63%                      118.76%                       123.06%
                                  ========================================================================================
</TABLE

      (1) Includes securities available for sale and unamortized discounts and premiums. Municipal securities are not on a tax equivalent basis.
      (2) Amount is net of deferred loan fees, loan discounts and premiums, loans in process, allowance for loan losses and nonperforming loans.
      (3) Net interest rate spread represents the difference between the yield on average interest-earning assets and the cost of average interest-bearing liabilities.
      (4) Net interest margin represents net interest income divided by average interest-earning assets.





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




                                              Year Ended                     Year Ended
                                           December 31, 1999              December 31, 1998
                                              Compared to                    Compared to
                                              Year Ended                     Year Ended
                                           December 31, 1998              December 31,1997
                                      --------------------------     ---------------------------
                                           Increase                       Increase
                                          (Decrease)                     (Decrease)
                                            Due to                         Due to
                                      --------------------------     ---------------------------
                                       Volume     Rate      Net       Volume     Rate      Net

                                      --------------------------     ---------------------------
Interest-earning assets:
  Interest-bearing demand deposits     $   36   $  (16)  $   20      $ (158)    $ (14)  $  (172)
  Federated Liquid Cash Fund               (6)     (38)     (44)       (134)       (4)     (138)
  Interest-bearing time deposits           --       --       --         (24)      (24)      (48)
  Investment securities, net               46        4       50        (147)      (11)     (158)
  Loans, net                              451     (477)     (26)      1,442       (70)    1,372
  FHLB stock                                6        1        7           8        (1)        7
                                      ----------------------------------------------------------
    Total interest-earning assets         550     (543)       7         647       216       863
                                      ----------------------------------------------------------

Interest-bearing liabilities:
  Insured money market deposits            36        9       45          10        33        43
  Savings deposits                          5        1        6          (4)       (1)       (5)
  NOW and other demand deposits            18       (9)       9           3       (25)      (22)
  Certificates of deposit                  98     (260)    (162)        407        17       424
  Loans sold under repurchase
   agreements, FHLB advances and
   other interest-bearing liabilities     288      (12)     276         160       (10)      150
                                      ----------------------------------------------------------
    Total interest-bearing
      liabilities                         443     (269)     174         470       120       590
                                      ----------------------------------------------------------
    Net change in net interest
      income                           $  107   $ (274)  $ (167)     $  177    $   96   $   273
                                      ==========================================================




Provision for Loan Losses

The provision for loan losses for the year ended December 31, 1999 was $573,000, compared to $456,000 for the year ended December 31, 1998. The provision for both periods reflects management's analysis of the Company's loan portfolio based on information which is currently available to it at such time. In particular, management considers the level of non-performing loans and potential problem loans. The higher provision for 1999 reflects an increase in the monthly provision due to the $1.36 million commercial loan becoming nonperforming during the fourth quarter of 1998. The provision for 1998 also included a $300,000 one-time additional provision recorded in the fourth quarter of 1998 due to this loan. Total charge-offs for 1999 were $801,000 compared to $36,000 in 1998. The 1999 charge-offs included $800,000 of the $1.36 million loan. The remaining $1,000 charge-off in 1999 and all of the charge-offs in 1998 were consumer loans. While Company management believes that the allowance for loan losses is sufficient based on information currently available to it, no assurances can be made that future events, conditions, or regulatory directives will not result in increased provisions for loan losses or additions to the allowance for loan losses which may adversely affect net income.

Noninterest Income

Noninterest income totaled $1.52 million in 1999, compared to $1.30 million in 1998, an increase of $220,000, or 16.9%. Insurance sales commissions and service charges on deposit accounts were both significantly higher in 1999, which accounted for the majority of the increase in noninterest income.

Insurance sales commissions were $625,000 in 1999 compared to $490,000 in 1998, an increase of $135,000, or 27.6%. The 1999 amount reflects an entire year of commissions generated from the business acquired when the Agency purchased the Cox, Lowry and Marsh Insurance Agency. This acquisition occurred in March, 1998, therefore, commission income for 1998 reflects only commission income related to this acquisition for approximately 10 months.

Service charges on deposit accounts increased $84,000, or 17.4%, from $483,000 in 1998 to $567,000 in 1999, primarily returned check charges due partly to growth in checking accounts during 1999 and partly because the Company increased fees for returned checks in August, 1999. The growth in checking accounts occurred primarily in NOW accounts, Club Fed NOW and Club Fed IMMA accounts, and the Company's free checking product. The free checking account also carries a higher per check returned fee than other checking products. The Club Fed accounts are interest-bearing demand accounts that include many enhanced services for customers that maintain specified minimum balances. Club Fed IMMA accounts also earn a higher rate of interest compared to other IMMA accounts.

Brokerage commissions increased from $135,000 in 1998 to $152,000 in 1999, reflecting increased brokerage activities, primarily customers investing in mutual funds and variable annuities.

Noninterest Expenses

Total noninterest expenses increased from $5.21 million in 1998 to $5.55 million in 1999, an increase of $340,000, or 6.5%. The majority of the increase occurred in two categories: equipment expenses and legal and professional fees.

Equipment expenses were $598,000 in 1999, an increase of $213,000, or 55.3%, above the $385,000 recorded in 1998. During 1998, the Bank purchased computers, printers and software for a network installed in May and in October 1998, the Bank acquired the software for the Bank's conversion to a new in-house main operating system. The Bank had previously operated its main banking system through a third party service bureau. The additional depreciation and maintenance expense during 1999 for equipment and software related to the network and the new in-house system was approximately $190,000. Additional equipment expenses in 1999 included depreciation and maintenance for new insurance agency software installed in May 1998, new general ledger software and optical storage software acquired in October 1998, printers purchased in February 1999, loan documentation software purchased and installed in June 1999 and a new ATM machine purchased in December 1999.

Legal and professional fees increased from $152,000 in 1998 to $292,000 in 1999, an increase of $140,000, or 92.1%. During 1999, the Company incurred legal fees totaling $133,000 relating to the $1.36 million commercial loan which became nonperforming during the fourth quarter of 1998.

Salaries and employee benefits totaled $2.91 million in 1999 and $2.89 million in 1998. The higher expense for 1999 primarily reflects normal salary raises, increases in group health and dental insurance expense and the accrual for post retirement benefits, offset by a reduction in the Employee Stock Option Plan ("ESOP") expense. Total salaries were $1.96 million in 1999 compared to $1.85 million in 1998, a difference of $110,000, or 5.9%. Besides normal salary increases, 1999 salaries also include an entire year of expense related to the additional employees added when the Agency acquired the Cox, Lowry, Marsh Agency in March 1998. Group health and dental insurance expense was $33,000 higher in 1999, mainly due to an increase in premium rates. Post retirement benefit expense was $11,000 higher in 1999 due also to the increase in health premiums and an increase in the associated interest cost. ESOP expense totaled $322,000 in 1999, a decrease of $146,000, or 31.2%, from the $468,000 recorded in 1998. ESOP expense was lower in 1999 due to the decline in the average price of the Company's stock.

Data processing fees declined $27,000, or 20.0%, from $135,000 in 1998 to $108,000 in 1999 due mainly to service bureau fees which were eliminated when the Bank converted to its new in-house system in October 1998. Printing and office supplies expense increased $27,000, or 10.6%, from $255,000 in 1998 to $282,000 in 1999, due to normal supply needs. Printing and office supplies expense, which also includes telephone and postage expense, was also higher in 1999 due to the additional business and employees added when the Agency acquired the Cox, Lowry, Marsh Agency. Marketing and advertising expenses decreased $39,000, or 18.8%, from $208,000 in 1998 to $169,000 in 1999 due to the cancellation of an independent advertising agency relationship in early 1999. The Company had been paying a monthly retainer to this agency. Other miscellaneous expenses totaled $411,000 in 1999, an increase of $30,000, or 7.9%, above the $381,000 recorded in 1998. Approximately half of this increase was related to a one-time forged check loss in 1999. Other miscellaneous categories which were higher in 1999 include travel, meals and entertainment, organizational dues, loan collateral repossession expenses, and franchise taxes.


Income Tax Expense

Total income tax expense was $462,000 in 1999, compared to $663,000 in 1998. The decrease is attributable to lower taxable income in 1998. The effective tax rates for the years ended December 31, 1999 and 1998 were 41.8% and 43.9%. The effective tax rate was lower in 1999 due to a higher level of state tax exempt interest income from qualified Federal agency securities.

Financial Condition

Total consolidated assets of the Company decreased from $157.17 million as of December 31, 1998 to $154.31 million as of December 31, 1999, a decrease of $2.86 million, or 1.8%. The decline in assets occurred primarily in cash and cash equivalents, offset by increases in investment securities and loans.

Total assets associated with banking services decreased $2.56 million, from $156.76 million at December 31, 1998 to $154.20 million at December 31, 1999, mainly cash and cash equivalents which declined $11.81 million, offset by an increase in investment securities of $3.46 million and an increase in loans of $5.98 million. Total deposits related to banking services decreased $173,000 and total borrowings decreased $1.0 million. Total assets connected to insurance/brokerage services decreased from $1.06 million at December 31, 1998 to $835,000 at December 31, 1999, primarily premiums receivable and the excess of purchase price over fair value of assets acquired. Total liabilities related to insurance/brokerage services decreased $293,000 from $556,000 at December 31, 1998 to $263,000 at December 31, 1999, mainly premiums due insurance companies and contract payables.

Total cash and cash equivalents decreased $11.81 million, or 54.1%, from $21.82 million at December 31, 1998 to $10.01 million at December 31, 1999. The reduction in cash and cash equivalents during 1999 funded growth in investment securities and loans, declines in deposits and total borrowings, and the purchase of treasury stock.

Total investment securities increased $3.46 million, from $2.98 million at December 31, 1998 to $6.44 million at December 31, 1999. During 1999, the Company purchased $6.00 million in securities: $3.0 million in mortgage-backed securities designated as held to maturity and $3.0 in callable Federal agency securities classified as available for sale. Municipal securities totaling $450,000 matured during 1999 and Federal agency securities totaling $2.00 million were called during 1999, including $1.00 million designated as available for sale. Principal repayments of mortgage-backed securities totaled $66,000 during 1999. At December 31, 1999, the Company held $2.94 million of mortgage-backed securities with an average yield of 6.88%. The final maturity for mortgage-backed securities totaling $1.97 million is in 2029, while the remaining $970,000 mature in 2019. The Company also held $2.98 million of Federal agency securities with an average yield of 6.56% which mature in different years from 2001 to 2003. The Company also held $526,000 in municipal securities with an average yield of 3.91% which mature in 2000 and 2001. The municipal securities are exempt from federal income taxes.


Total net loans grew $5.98 million, or 4.9%, from $121.75 million at December 31, 1998 to $127.73 million at December 31,1999. The following schedule shows the balances by loan category at December 31 of each year, along with the change and percentage change:

                               Balance       Balance
                             December 31,  December 31,            Percentage
                                 1999          1998       Change     Change
-----------------------------------------------------------------------------
One-to four-family
  mortgage loans              $  70,310    $  66,694     $  3,616       5.4%
Multi-family mortgage loans      18,492       16,956        1,536       9.1
Commercial mortgage loans        18,399       14,685        3,714      25.3
Construction loans                1,919        3,657       (1,738)    (47.5)
-----------------------------------------------------------------------------
  Total real estate loans       109,120      101,992        7,128       7.0
Commercial loans                  7,747        9,435       (1,688)    (17.9)
Consumer loans                   11,564       11,245          319       2.8
-----------------------------------------------------------------------------
  Total loans                   128,431      122,672        5,759       4.7
Allowance for loan losses          (703)        (925)         222      24.0
-----------------------------------------------------------------------------
  Total loans, net            $ 127,728    $ 121,747     $  5,981       4.9%
=============================================================================

Favorable interest rates and a stable local economy were factors in the growth of one-to four-family, multi-family, commercial mortgage and consumer loans. Also, $1.02 million in constructions loans at December 31, 1998 were refinanced as commercial mortgage loans during 1999. An additional $644,000 of construction loans at December 31, 1998 were refinanced as one-to four-family mortgage loans in 1999. Commercial loans declined due to the $800,000 charge-off in the fourth quarter of 1999 and due to several smaller payoffs.

The allowance for loan losses decreased from $925,000 at December 31, 1998 to $703,000 at December 31, 1999 due to the total provision recorded of $573,000, offset by net charge-offs of $795,000. The ratios of the Company's allowance for loan losses to total loans were .55% and .75% at December 31, 1999 and 1998, respectively. The ratios of the Company's allowance for loan losses to total nonperforming loans were 150.2% and 62.8% at December 31, 1999 and 1998, respectively.

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

Total classified loans at December 31, 1999 and 1998 are summarized as follows:


December 31                                            1999             1998
----------------------------------------------------------------------------
Watch                                             $     208       $      324
Substandard                                             350            1,537
Doubtful                                                116              132
----------------------------------------------------------------------------
  Total classified loans                          $     674       $    1,993
============================================================================
Nonperforming                                     $     468       $    1,472
Potential problem loans                                 206              521
----------------------------------------------------------------------------
  Total classified loans                          $     674       $    1,993
============================================================================
Impaired loans                                    $     537       $    1,800
============================================================================

There were no loans considered loss as of December 31, 1999 or December 31, 1998. Impaired loans include loans where, based on current information and events, it is probable that the Company will be unable to collect all amounts due according to the contractual terms of the loan agreement. If the present value of expected future cash flows, or in certain instances the observable market price of the loan or the fair value of the underlying collateral, is less than the recorded investment in the loan, then the Company recognizes an impairment by adjusting the allowance for loan losses with a corresponding charge to the provision for loan losses. The allowance for impaired loans included in the Company's allowance for loan losses was $102,000 and $419,000 at December 31, 1999 and 1998, respectively. All loans considered impaired at December 31, 1999 and 1998 were included in total classified loans.

Total classified assets decreased $1.32 million, or 66.1%, from $1.99 million at December 31, 1998 to $674,000 at December 31, 1999. This decrease is primarily the result of the Company collecting $185,000 in principal payments and charging off $800,000 of the $1.36 million commercial loan which became nonperforming in the fourth quarter of 1998. In January 1999, the borrower involved in this nonperforming loan filed Chapter 11, or business reorganization, bankruptcy. In the second quarter of 1999, the reorganization plan changed to a liquidation of assets arrangement. The loan is secured by business assets and guaranteed by the owner. The remaining balance of the loan is $375,000, with $325,000 classified as substandard and $50,000 classified as doubtful at December 31, 1999. The total $375,000 is considered impaired as of December 31, 1999. Repayment of the remaining balance is expected from the sale of business assets of the borrower and personal assets of the guarantor. Company management continues to work closely with attorneys to determine appropriate actions regarding this loan, however, the loan will most likely remain in a workout status for several months. The loan remains in nonaccrual status.

Total classified assets also decreased in 1999 due to the payoff of two commercial loans totaling $189,000. Also, one residential loan totaling $85,000 was removed from classified during 1999 because loan payments were brought current.

Besides the $375,000 remaining from the $1.36 million loan, classified loans at December 31, 1999 include loans to one commercial borrower totaling $125,000. These loans were also classified at December 31, 1998, with the balance totaling $145,000 on December 31, 1998. The borrower was current under the terms of his loan agreements as of December 31, 1999.

Also included in classified assets at December 31, 1999 were consumer loans to six borrowers totaling $53,000 and residential mortgage loans to seven customers totaling $121,000. The majority of these loans are substantially secured and the Company anticipates that the loans will be repaid satisfactorily either from repayment by the customer or from the sale of the underlying collateral.

Total premises and equipment decreased $360,000 from $7.55 million at December 31, 1998 to $7.19 million at December 31, 1999, primarily due to depreciation expense exceeding asset acquisitions. Fixed asset purchases totaled $275,000 in 1999 and depreciation expense was $635,000. In 1999, the Company spent approximately $132,000 for hardware, installation costs, and fees related to the Company's conversion to a new in-house data processing system in October 1998. These items were billed to the Company in 1999. During 1999, the Company also acquired printers, new loan documentation software, and replaced an ATM machine.

Other assets were $2.17 million at December 31, 1999 compared to $2.34 million at December 31, 1998, a decrease of $170,000. The unamortized balance of the excess of the purchase price over the tangible net assets acquired relating to the acquisition of the Agency decreased $86,000 in 1999. Amortization expense of $44,000 reduced this balance along with a $42,000 adjustment to the purchase price of insurance business acquired. Premiums receivable at the Agency decreased $83,000 from December 31, 1998 to December 31, 1999, due mainly to the Agency transferring policies to a "direct bill" method of payment, where premiums are invoiced to the customer directly from the insurance companies. Income taxes receivable were $138,000 in 1999, compared to a payable of $37,000 in 1998. Prepaid expenses and other assets were $125,000 lower at December 31, 1999, primarily prepaid expenses and miscellaneous receivables.


Total deposits declined by $175,000, from $123.02 million at December 31, 1998 to $122.85 million at December 31, 1999. The following table summarizes the balances of deposits at December 31, 1999 and 1998, the change in the balances and the percentage change:

                               Balance       Balance
                             December 31,  December 31,            Percentage
                                 1999          1998       Change     Change
-----------------------------------------------------------------------------
Noninterest bearing
 checking accounts            $   8,565    $   8,401     $    164       2.0%

Interest bearing:
 NOW accounts                    15,910       15,051          859       5.7
 IMMA accounts                    9,332        8,871          461       5.2
 Savings accounts                14,705       15,105         (400)     (2.7)
 Certificates of deposit         74,333       75,592       (1,259)     (1.7)
-----------------------------------------------------------------------------
  Total interest
   bearing deposits             114,280      114,619         (339)     (0.3)
-----------------------------------------------------------------------------
  Total deposits              $ 122,845    $ 123,020     $   (175)     (0.1)%
=============================================================================

Although total noninterest bearing checking accounts were relatively unchanged from December 31, 1998 to December 31, 1999, there were fluctuations within the specific checking products. Total personal basic checking accounts declined $568,000 from December 31, 1998 to December 31, 1999 and total commercial checking accounts decreased $48,000, while total free checking accounts increased $678,000. Free checking, a no service charge product, was actively marketed during 1999.

The growth in NOW and IMMA accounts was primarily in the Company's Club Fed products. These products provide enhanced services to customers including a higher rate of interest for maintaining required minimum balances. Total Club Fed NOW accounts increased by $528,000 from December 31, 1998 to December 31, 1999, while total Club Fed IMMA accounts increased by $983,000. Regular IMMA accounts declined $522,000 from December 31, 1998 to December 31, 1999.

Certificate of deposit categories with the largest declines from December 31, 1998 to December 31, 1999 included the six month, one year, eighteen month and thirty month categories. Total six month certificates of deposit dropped $2.21 million from December 31, 1998 to December 31, 1998, one year certificates declined $1.77 million, eighteen month certificates decreased $1.51 million, and thirty month certificates dropped $1.75 million. Total two year certificates increased $5.72 million from December 31, 1998 to December 31, 1999, primarily due to a 21 month certificate special promotion held in June, 1999.

Loans sold under repurchase agreements totaling $2.00 million at December 31, 1998 were repaid during 1999. FHLB advances increased $1.0 million, from $7.00 million at December 31, 1998 to $8.00 million at December 31, 1999 due to an additional borrowing in October 1999. FHLB advances at December 31, 1999 was comprised of three advances: $2.00 million at 5.31% maturing in 2000, $5.00 million at 4.30% maturing in 2008, and $1.00 million at 5.50% maturing in 2004. The $5.00 million advance is callable by the FHLB beginning in 2001 and the $1.00 million advance is callable by the FHLB beginning in October, 2000. Proceeds from advances have provided liquidity for investment securities, loans, treasury stock purchases and the repayment of loans sold under repurchase agreements.

Other liabilities decreased by $310,000 from $2.00 million at December 31, 1998 to $1.69 million at December 31, 1999. Contracts payable related to insurance business acquired was $226,000 lower at December 31, 1999 compared to the balance owed at December 31, 1998 and GTPS Insurance Agency premiums due insurance companies decreased $113,000.

Total stockholders' equity decreased from $23.15 million at December 31, 1998 to $21.77 million at December 31, 1999, a decrease of $1.38 million. This decline resulted from net income of $644,000, plus ESOP and incentive plan shares earned of $322,000 and $221,000, respectively, less $534,000 in dividends declared, $2.02 million in treasury stock purchased, and $14,000 from the increase in the unrealized loss on securities available for sale.

In December 1999, the Company announced plans to repurchase an additional 5% of the Company's common stock, net of treasury stock, or 61,186 shares. As of February 29, 2000, the Company had repurchased 46,800 shares. The repurchased shares will be held as treasury shares to be used for general corporate purposes.

Liquidity and Capital Resources

The Company's primary sources of funds are deposits, principal and interest payments on loans and proceeds from FHLB advances. While maturities and scheduled amortization of loans are predictable sources of funds, deposit flows and mortgage prepayments are greatly influenced by general interest rates, economic conditions, and competition. The Bank is subject to required minimum liquidity ratios as established by the OTS, the Bank's primary regulator. These ratios are based upon a percentage of deposits and short-term borrowings. The ratio may vary at the direction of the OTS depending upon economic conditions and deposit flows and is currently 4%. The Bank's liquidity ratios were 8.27% and 15.67% at December 31, 1999 and 1998, respectively. The Company is not required to maintain a minimum level of regulatory liquidity.

The primary investment activity of the Company is the origination of mortgage loans, commercial and consumer loans, and the purchase of mortgage-backed and Federal agency securities. Asset acquisitions during the year ended December 31, 1999 were primarily funded by a decrease in cash and cash equivalents, deposits, and FHLB advances. Asset acquisitions during the year ended December 31, 1998 were primarily funded by deposits, loans sold under repurchase agreements, and FHLB advances.

A review of the Consolidated Statement of Cash Flows included in the accompanying financial statements shows that the Company's cash and cash equivalents ("cash") decreased $11.80 million during 1999 and increased $4.34 million in the year ended December 31, 1998. Cash decreased in 1999 due to net cash used by investing activities of $10.34 million and net cash used by financing activities of $3.74 million, offset by net cash provided by operating activities of $2.28 million. Net cash used by investing activities included $6.0 million in investment purchases, offset by proceeds from maturing and called investment securities of $2.45 million, and the $6.55 million increase in net loans, which is primarily loan originations net of principal repayments. Cash used by financing activities included the $1.26 million decrease in certificates of deposit, $2.0 million decline in loans sold under repurchase agreements, $545,000 in dividends paid, and the purchase of treasury stock totaling $2.02 million, offset by the $1.08 million increase in noninterest-bearing, interest bearing demand and savings deposits and $1.0 million in proceeds from FHLB advances. Cash provided by operating activities included net income of $644,000, plus non cash adjustments to net income including the provision for loan losses of $573,000, depreciation and amortization of $682,000, ESOP expense of $322,000 and incentive plan expense of $221,000.

Cash increased in the year ended December 31, 1998 due to net cash provided by operating activities of $2.66 million and net cash provided by financing activities of $13.34 million, offset by cash used in investing activities of $11.66 million. Cash provided by operating activities included net income of $848,000, and non cash adjustments to net income including the provision for loan losses of $456,000, depreciation and amortization of $625,000, ESOP compensation expense of $468,000 and incentive plan expense of $221,000.
Cash provided by financing activities included the increases in noninterest-bearing, interest bearing demand and savings deposits of $5.91 million and certificates of deposit of $5.13 million, proceeds from loans sold under repurchase agreements of $2.00 million and FHLB advances of $7.00 million, offset by cash used to pay dividends of $620,000, and the purchase of treasury stock of $6.10 million. Cash used in investing activities included the $10.36 million net increase in loans, the $1.0 million purchase of securities available for sale, $1.77 million purchase of securities held to maturity, and the $1.05 purchase of premises and equipment, offset by proceeds from maturing and called securities of $3.10 million.

At December 31, 1999, the Bank exceeded all of its regulatory capital requirements with tangible capital and core capital both at $9.78 million or 6.8% of total adjusted tangible assets and risk-based capital at $10.42 million or 12.2% of total risk-weighted assets. The required ratios are 1.5% for tangible capital to tangible assets, 2.0% for core capital to total adjusted tangible assets, 4.0% for core capital to adjusted total assets and 8.0% for risk-based capital to risk-weighted assets. See the accompanying Notes to Consolidated Financial Statements for the Bank's capital calculations as of December 31, 1999 and 1998.

The Company's most liquid assets are cash and cash equivalents. The level of cash and cash equivalents is dependent on the Company's operating, financing, lending and investing activities during any given period. At December 31, 1999, cash and cash equivalents totaled $10.01 million. The Company's future short-term requirements for cash are not expected to significantly change. However, in the event that the Company should require funds beyond its ability to generate them internally, additional sources of funds are available, such as FHLB advances. With no parent company debt and sound capital levels, the Company has several options for longer-term cash needs, such as for future expansion and acquisitions.

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

The Bank's interest rate risk strategy primarily consists of: (i) emphasizing the attraction and retention of core deposits, which tend to be a more stable source of funding; (ii) emphasizing the origination of adjustable rate mortgage loan products and short-term commercial loans, the origination of which is largely dependent on the market demand for such loans; (iii) when market conditions are favorable and in consideration of the regulatory requirements relating to required levels of residential loans which must be maintained by the Bank, selling fixed-rate one- to four-family mortgage loans; and (iv) investing primarily in short-term U.S. Government securities. As a traditional thrift lender, the Bank has a significant amount of its earning assets invested in fixed-rate mortgages with contractual maturities greater than one year. At December 31, 1999, an aggregate of $62.31 million, or 40.4% of total assets, were invested in such assets.

The following table sets forth the amounts of interest-earning assets and interest-bearing liabilities outstanding at December 31, 1999 which mature or reprice in the periods shown. Except as stated in the table, the amount of assets and liabilities shown which reprice or mature during a particular period were determined in accordance with the earlier of term to repricing or the contractual maturity


 Interest Rate Sensitivity (in thousands)
 At December 31, 1999
                                                           Over One      Over Three     Over Six
                                                            Month          Months        Months
                                              Within       Through        Through        Through
                                               One          Three           Six          Twelve      Over One
                                              Month         Months         Months        Months        Year         Total
                                            --------------------------------------------------------------------------------
Interest-earning assets:
  Interest-bearing demand deposits          $   4,453     $     --        $     --     $     --     $      --      $   4,453
  Investment securities, net (1)                  117           34              52          106         6,898          7,207
  Loans (2)                                     3,249        6,077           5,591        6,668       106,143        127,728
                                            --------------------------------------------------------------------------------
    Total interest-earning assets           $   7,819     $  6,111        $  5,643     $  6,774     $ 113,041      $ 139,388
                                            ================================================================================
Interest-bearing liabilities:
  NOW, savings and insured
    money market deposits                   $  39,947     $     --        $     --     $     --     $      --      $  39,947
  Certificates of deposit                       8,896        9,662           9,043       18,678        28,054         74,333
                                            --------------------------------------------------------------------------------
    Total interest-bearing deposits            48,843        9,662           9,043       18,678        28,054        114,280
  FHLB advances and other
    interest-bearing liabilities (3)               --           --              --        3,000         5,611          8,611
                                            --------------------------------------------------------------------------------
    Total interest-bearing liabilities         48,843        9,662           9,043       21,678        33,665        122,891
                                            --------------------------------------------------------------------------------
Excess (deficiency) of interest-earning
  assets over interest-bearing liabilities  $ (41,024)    $ (3,551)       $ (3,400)    $(14,904)    $  79,376      $  16,497
                                            ================================================================================
Cumulative excess (deficiency) of
  interest-earning assets over interest-
  bearing liabilities                       $ (41,024)    $(44,575)       $(47,975)    $(62,879)    $  16,497      $  16,497
                                            ================================================================================
Cumulative interest-earning assets
 divided by interest-bearing liabilities          .16          .24             .29          .30          1.13           1.13
                                            ================================================================================

(1) Includes FHLB stock and reflects repricing, contractual maturity or anticipated call date.
(2) Loans are placed in the various interest-sensitive periods based on historical prepayment tendencies as well as contractual terms.
(3) FHLB advances reflect contractual maturity or anticipated call date

The Company tends to be liability sensitive due to the levels of short-term NOW, savings and insured money market deposits maintained. However, the effect of rate increases on these deposits, which are mainly core retail deposits, tends to lag behind the change in market rates. This lag generally lessens the negative impact on net interest income during a period of rising interest rates. Based on the information provided in the table, assuming no management intervention, the effect of an increase in interest rates of 100 basis points would reduce annualized net interest income by approximately $410,000 in the one month category or approximately $446,000 in the three month category. A decrease in interest rates would have the opposite effect.

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

Year 2000 Compliance

An important business issue emerged during 1998 and 1999 regarding how existing computer application software programs and operating systems would be able to accommodate the change to the year 2000. Many existing application software products were designed to accommodate only two digits. If not corrected, many computer applications and systems may have failed or created erroneous results by or at the Year 2000.

As of the report date, the Company's operations have not experienced any problems or adverse reactions to the Year 2000 changeover. The Company's Board of Directors had approved a Year 2000 readiness plan in early 1998, which included the appointment of a Year 2000 compliance officer. This compliance officer spent the majority of 1998 identifying and evaluating areas that could be affected by the century date change and preparing for the Company's conversion of its primary software applications. In October, 1998, the Company converted from a service bureau environment to a new in-house system which processes all customer transactions and maintains balances and history for all loan and deposit customers. The new software vendor provided written assurances that its software was year 2000 compliant. During 1999, the Year 2000 compliance officer tested this new software program and also tested other software programs for Year 2000 compatibility, including the Company's area network, wire transfer software and modem connections, check processing and ATM software and payroll, accounts payable and general ledger software.

So far, the Company has not been indirectly affected by the Year 2000 changeover of its customers, significant suppliers and other vendors, including those vendors that provide non-information and technology systems. In the event that any of the Company's major customers, significant suppliers or other vendors did not have a successful Year 2000 conversion, the Company's business or operations could be adversely affected. The Company has prepared a contingency plan in the event that there are system interruptions. As part of the contingency plan, the Company intends to engage in alternative suppliers or other vendors if its current significant suppliers or vendors fail to meet Year 2000 operating requirements. There can be no assurances, however, that such plan or the performances by any of the Company's suppliers and vendors will be effective to remedy all potential problems.

The Company's direct expenses to date (other than the salary of Company employees involved in Year 2000 testing and compliance) have been less than $50,000.

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

In addition to historical information, this Annual Report may include certain forward-looking statements based on current management expectations. The Company's actual results could differ materially from those management expectations. Factors that could cause future results to vary from current management expectations include, but are not limited to, general economic conditions, legislative and regulatory changes, monetary and fiscal policies of the federal government, changes in tax policies, rates and regulations of federal, state and local tax authorities, changes in interest rates, deposit flows, the cost of funds, demand for loan products, demand for financial services, competition, changes in the quality or competition, changes in the quality or composition of the Bank's loan and investment portfolios, changes in accounting principles, policies or guidelines, and other economic, competitive, governmental and technological factors affecting the Company's operations, markets, products, services and prices. Further description of the risks and uncertainties to the business are included in detail in Item 1, "Business" of the Company's 1999 Form 10-KSB. The Company does not undertake
- and specifically disclaims any obligation - to publicly release the result of any revisions which may be made to any forward-looking statements to reflect events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events.






                  Independent Auditor's Report



To the Stockholders and
Board of Directors
Great American Bancorp, Inc.
Champaign, Illinois


We have audited the accompanying consolidated balance sheet of Great American Bancorp, Inc. and subsidiary as of December 31, 1999 and 1998, and the related consolidated statements of income, comprehensive income, stockholders' equity, and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements described above present fairly, in all material respects, the consolidated financial position of Great American Bancorp, Inc. and subsidiary as of December 31, 1999 and 1998, and the results of their operations and their cash flows for the years then ended in conformity with generally accepted accounting principles.


/s/ Olive LLP


Champaign, Illinois
January 27, 2000



GREAT AMERICAN BANCORP, INC. AND SUBSIDIARY
Consolidated Balance Sheet (in thousands, except share data)


December 31                                                     1999             1998
-------------------------------------------------------------------------------------
Assets
Cash and due from banks                                    $   5,560       $    6,429
Interest-bearing demand deposits                               4,453           15,386
                                                           --------------------------
      Cash and cash equivalents                               10,013           21,815

Investment securities
  Available for sale                                           2,977            1,001
  Held to maturity (fair value of $3,338 and $1,988)           3,463            1,977
                                                           --------------------------
      Total investment securities                              6,440            2,978
Loans, net of allowance for loan losses of $703 and $925     127,728          121,747
Premises and equipment                                         7,188            7,551
Federal Home Loan Bank stock                                     767              736
Other assets                                                   2,173            2,344
                                                           --------------------------
       Total assets                                        $ 154,309       $  157,171
                                                           ==========================
Liabilities
Deposits
  Noninterest bearing                                      $   8,565       $    8,401
  Interest bearing                                           114,280          114,619
                                                           --------------------------
      Total deposits                                         122,845          123,020
Loans sold under repurchase agreements                            --            2,000
Federal Home Loan Bank advances                                8,000            7,000
Other liabilities                                              1,693            1,999
                                                           --------------------------
      Total liabilities                                      132,538          134,019
                                                           --------------------------
Commitments and Contingent Liabilities

Stockholders' Equity
Preferred stock, $0.01 par value
  Authorized and unissued - 1,000,000 shares                      --               --
Common stock, $0.01 par value
  Authorized - 7,000,000 shares
  Issued and outstanding - 2,052,750 shares                       21               21
Additional paid-in capital                                    19,968           19,877
Retained earnings                                             16,521           16,411
Accumulated other comprehensive income                           (13)               1
                                                            --------------------------
                                                              36,497           36,310
Less:
  Treasury stock, at cost - 829,035 and
    693,067 shares                                           (14,019)         (11,999)
  Unallocated employee stock ownership plan
    shares - 40,986 and 63,698 shares                           (410)            (637)
  Unearned incentive plan shares - 20,626 and
    36,214 shares                                               (297)            (522)
                                                            --------------------------
      Total stockholders' equity                              21,771           23,152
                                                            --------------------------
      Total liabilities and
        stockholders' equity                               $ 154,309       $  157,171
                                                            ==========================


See notes to consolidated financial statements.



GREAT AMERICAN BANCORP, INC. AND SUBSIDIARY
Consolidated Statement of Income (in thousands, except share data)


Year Ended December 31                                          1999             1998
--------------------------------------------------------------------------------------
Interest Income
  Loans receivable                                         $  10,157         $ 10,183
  Investment securities
    Taxable                                                      262              214
    Tax exempt                                                    28               19
  Deposits with financial institutions and other                 578              602
                                                           --------------------------
        Total interest income                                 11,025           11,018
                                                           --------------------------
Interest Expense
  Deposits                                                     4,856            4,958
  Other                                                          459              183
                                                           --------------------------
        Total interest expense                                 5,315            5,141
                                                           --------------------------
Net Interest Income                                            5,710            5,877
  Provision for loan losses                                      573              456
                                                           --------------------------
Net Interest Income After
  Provision for Loan Losses                                    5,137            5,421
                                                           --------------------------
Noninterest Income
  Brokerage commissions                                          152              135
  Insurance sales commissions                                    625              490
  Service charges on deposit accounts                            567              483
  Loan servicing fees                                             19               25
  Other customer fees                                            144              150
  Net gains on loan sales                                         --                1
  Other income                                                    16               11
                                                           --------------------------
         Total noninterest income                              1,523            1,295
                                                           --------------------------
Noninterest Expenses
  Salaries and employee benefits                               2,908            2,894
  Net occupancy expenses                                         567              580
  Equipment expenses                                             598              385
  Data processing fees                                           108              135
  Deposit insurance expense                                       71               69
  Printing and office supplies                                   282              255
  Legal and professional fees                                    292              152
  Directors and committee fees                                   100              104
  Insurance expense                                               48               42
  Marketing and advertising expenses                             169              208
  Other expenses                                                 411              381
                                                           --------------------------
          Total noninterest expenses                           5,554            5,205
                                                           --------------------------
Income Before Income Tax                                       1,106            1,511
  Income tax expense                                             462              663
                                                           --------------------------
Net Income                                                 $     644         $    848
                                                           ==========================
Basic Earnings per Share                                   $    0.53         $   0.61
                                                           ==========================
Diluted Earnings per Share                                 $    0.52         $   0.57
                                                           ==========================
Dividends per Share                                        $    0.44         $   0.43
                                                           ==========================

See notes to consolidated financial statements.


GREAT AMERICAN BANCORP, INC. AND SUBSIDIARY
Consolidated Statement of Comprehensive Income
(in thousands)

Year Ended December 31                                          1999             1998
--------------------------------------------------------------------------------------
Net income                                                 $     644         $    848
Other comprehensive income, net of tax:
  Unrealized holding gains (losses) on securities
    available for sale arising during the period,
    net of income tax of $9 and $0                               (14)              (1)
                                                          ---------------------------
Comprehensive income                                       $     630         $    847
                                                          ===========================

See notes to consolidated financial statements

GREAT AMERICAN BANCORP, INC. AND SUBSIDIARY
Consolidated Statement of Stockholders' Equity
(in thousands, except share data)


                                                                                                   Unallocated
                                                                           Accumulated               Employee    Unearned
                                                    Additional                Other                Stock Owner-  Incentive
                                            Common    Paid-in   Retained  Comprehensive  Treasury    ship Plan     Plan
                                             Stock    Capital   Earnings     Income       Stock       Shares      Shares     Total
-----------------------------------------------------------------------------------------------------------------------------------
Balances, January 1, 1998                    $  21   $ 19,655   $ 16,167    $      2   $ (5,925)   $     (879)  $  (747)  $ 28,294
 Net income                                     --         --        848          --         --            --        --        848
 Cash dividends ($.43 per share)                --         --       (604)         --         --            --        --       (604)
 Other comprehensive income, net of tax         --         --         --          (1)        --            --        --         (1)
 Employee stock ownership plan
  shares allocated                              --        226         --          --         --           242        --        468
 Incentive plan shares earned                   --         (4)        --          --         --            --       225        221
 Purchase of treasury stock                     --         --         --          --     (6,099)           --        --     (6,099)
 Exercise of stock options                      --         --         --          --         25            --        --         25
-----------------------------------------------------------------------------------------------------------------------------------
Balances, December 31, 1998                  $  21   $ 19,877   $ 16,411    $      1   $(11,999)   $     (637)  $  (522)  $ 23,152
 Net income                                     --         --        644          --         --            --        --        644
 Cash dividends ($.44 per share)                --         --       (534)         --         --            --        --       (534)
 Other comprehensive income, net of tax         --         --         --         (14)        --            --        --        (14)
 Employee stock ownership plan
  shares allocated                              --         95         --          --         --           227        --        322
 Incentive plan shares earned                   --         (4)        --          --         --            --       225        221
 Purchase of treasury stock                     --         --         --          --     (2,020)           --        --     (2,020)
-----------------------------------------------------------------------------------------------------------------------------------
Balances, December 31, 1999                  $  21   $ 19,968   $ 16,521    $    (13)  $(14,019)   $     (410)  $  (297)  $ 21,771
==================================================================================================================================


See notes to consolidated financial statements

GREAT AMERICAN BANCORP, INC. AND SUBSIDIARY
Consolidated Statement of Cash Flows (in thousands)


Year Ended December 31                                          1999              1998
--------------------------------------------------------------------------------------
Operating Activities
Net income                                                 $     644          $    848
Adjustments to reconcile net income to net
  cash provided by operating activities
    Provision for loan losses                                    573               456
    Depreciation and amortization                                682               625
    Amortization of deferred loan fees                            (7)              (33)
    Deferred income tax                                           37               (89)
    Investment securities amortization (accretion), net            1                (1)
    Net gain on loan sales                                        --                (1)
    Employees stock ownership plan
      compensation expense                                       322               468
    Incentive plan expense                                       221               221
    Loans originated for sale                                     --               (44)
    Proceeds from sales of loans originated for resale            --                45
    Net change in
      Other assets                                                99             (249)
      Other liabilities                                         (295)              410
                                                            --------------------------
        Net cash provided by operating activities              2,277             2,656
                                                            --------------------------

Investing Activities
  Purchases of securities available for sale                  (3,000)           (1,000)
  Purchases of securities held to maturity                    (3,002)           (1,777)
  Proceeds from maturities of securities available for sale    1,000             1,997
  Proceeds from maturities of securities held to maturity      1,450             1,100
  Proceeds from principal repayments of
    mortgage-backed securities                                    66                --
  Purchase of Federal Home Loan Bank stock                       (31)             (156)
  Net change in loans                                         (6,547)          (10,355)
  Purchases of premises and equipment                           (275)           (1,045)
  Purchases of insurance agencies                                 --              (423)
                                                            --------------------------
        Net cash used by investing activities                (10,339)          (11,659)
                                                            --------------------------
Financing Activities
  Net change in
    Noninterest-bearing, interest-bearing demand
      and savings deposits                                     1,084             5,905
    Certificates of deposit                                   (1,259)            5,131
    Loans sold under repurchase agreements                    (2,000)            2,000
  Proceeds from Federal Home Loan Bank advances                1,000             7,000
  Cash dividends                                                (545)             (620)
  Purchase of treasury stock                                  (2,020)           (6,099)
  Stock options exercised                                         --                25
                                                            --------------------------
        Net cash provided (used) by financing activities      (3,740)           13,342
                                                            --------------------------
Net Change in Cash and Cash Equivalents                      (11,802)            4,339

Cash and Cash Equivalents, Beginning of Period                21,815            17,476
                                                            --------------------------
Cash and Cash Equivalents, End of Period                    $ 10,013          $ 21,815
                                                            ==========================

Additional Cash Flows Information
  Interest paid                                            $   5,313          $  5,116

  Income tax paid                                                598               828


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

The Bank's subsidiary, PASC, offers insurance and brokerage services to customers located primarily in Champaign County, Illinois and surrounding counties. GTPS Insurance Agency, a division of PASC, sells a variety of insurance products to both individuals and businesses, including life, health, auto, property and casualty insurance. PASC also provides full service brokerage activities through a third-party broker-dealer and engages in the sale of tax deferred annuities. The revenue generated by PASC is dependent upon maintaining relationships with the current insurance and brokerage providers.

Consolidation - The consolidated financial statements include the accounts of the Company and the Bank after elimination of all material intercompany transactions.

Investment Securities - Debt securities are classified as held to maturity when the Company has the positive intent and ability to hold the securities to maturity. Securities held to maturity are carried at amortized cost. Debt securities not classified as held to maturity are classified as available for sale. Securities available for sale are carried at fair value with unrealized gains and losses reported separately in accumulated other comprehensive income, net of tax.

Amortization of premiums and accretion of discounts are recorded as interest income from securities. Realized gains and losses are recorded as net security gains (losses). Gains and losses on sales of securities are determined on the specific-identification method.

Loans are carried at the principal amount outstanding. Interest income is accrued on the principal balances of loans. In applying the provisions of Statement of Financial Accounting Standards ("SFAS") No. 114, the Company considers its investments in 1-4 residential loans and consumer installment loans to be homogeneous and therefore excluded from separate identification for valuation of impairment. The accrual of interest on impaired loans is discontinued when, in management's opinion, the borrower may be unable to meet payments as they become due. When interest accrual is discontinued, all unpaid accrued interest is reversed when considered uncollectible. Interest income is subsequently recognized only to the extent cash payments are received. Certain loan fees and direct costs are deferred and amortized as an adjustment of yield on the loans.

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

The determination of the adequacy of the allowance for loan losses is based on estimates that are particularly susceptible to significant changes in the economic environment and market conditions. Management believes that as of December 31, 1999 the allowance for loan losses is adequate based on information currently available. A worsening or protracted economic decline in the areas within which the Bank operates would increase the likelihood of additional losses due to credit and market risks and could create the need for additional loss reserves.

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

Incentive Plan - The Company accounts for its stock award program, or incentive plan, in accordance with Accounting Principles Board Opinion ("APB") No. 25. The purchase price of unearned shares owned by the incentive plan is reflected as a reduction of stockholders' equity. Compensation expense is based on the market price of the Company's stock on the date the shares are granted and is recorded over the vesting period. The difference between the aggregate purchase price and the fair value on the date granted of the shares earned is recorded as an adjustment to paid-in capital.

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

Stock options are granted for a fixed number of shares to employees with an exercise price equal to the fair value of the shares at the date of grant. The Company accounts for and will continue to account for stock option grants in accordance with APB Opinion No. 25, "Accounting for Stock Issued to Employees," and accordingly, recognizes no compensation expense for the stock option grants.

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

Reclassifications of certain amounts in the 1998 consolidated financial statements have been made to conform to the 1999 presentation.

Note 2 -- Establishment of Insurance Agency

In March, 1998, the Company acquired the business of an insurance agency for approximately $423,000. The excess of the purchase price over the fair value of assets acquired is being amortized over fifteen years.

Note 3 -- Restriction on Cash and Due from Banks

The Bank is required to maintain reserve funds in cash and/or on deposit with the Federal Reserve Bank. The reserve required at December 31, 1999 was $1,050,000.


Note 4 -- Investment Securities
                                                                  1999
----------------------------------------------------------------------------------------------
                                                          Gross          Gross
                                           Amortized    Unrealized     Unrealized       Fair
December 31                                   Cost        Gains          Losses         Value
----------------------------------------------------------------------------------------------
Available for sale
  Federal agencies                         $   3,000     $     --      $      23      $  2,977
                                           ---------------------------------------------------
    Total available for sale                   3,000           --             23         2,977
                                           ---------------------------------------------------
Held to maturity
  Mortgage-backed securities                   2,937           --            120         2,817
  State and municipal                            526           --              5           521
                                           ---------------------------------------------------
    Total held to maturity                     3,463           --            125         3,338
                                           ---------------------------------------------------
    Total investment securities            $   6,463     $     --      $     148      $  6,315
                                           ===================================================

                                                                  1998
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
                                           ===================================================


The amortized cost and fair value of securities at December 31, 1999, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

                                               Held to Maturity          Available for sale
                                          ---------------------------------------------------
                                           Amortized        Fair       Amortized        Fair
                                             Cost          Value          Cost          Value
---------------------------------------------------------------------------------------------

Within one year                            $     100     $    100      $      --    $      --
One to five years                                426          421          3,000        2,977
                                          ---------------------------------------------------
                                                 526          521          3,000        2,977
Mortgage-backed securities                     2,937        2,817             --           --
                                          ---------------------------------------------------
    Totals                                 $   3,463     $  3,338      $   3,000    $   2,977
                                          ===================================================


There were no sales of securities during 1999 or 1998. There were no securities transferred between classifications during 1999 or 1998.

With the exception of securities of Federal Agencies, the Company did not hold any securities of a single issuer, payable from and secured by the same source of revenue or taxing authority, the book value of which exceeded 10% of stockholders' equity at December 31, 1999.

Note 5 -- Loans and Allowance

December 31                                           1999              1998
----------------------------------------------------------------------------

Mortgage loans:
  One-to four-family                              $ 70,381         $  66,853
  Other loans secured by real estate                36,891            31,641
  Construction                                       1,919             3,657
                                                  --------------------------
                                                   109,191           102,151
  Undisbursed portion of loans                          (2)              (94)
  Deferred loan fees                                   (69)              (65)
                                                  --------------------------
    Total mortgage loans                           109,120           101,992
                                                  --------------------------
Commercial and consumer loans:
  Commercial                                         7,747             9,435
  Consumer                                          11,564            11,245
                                                  --------------------------
    Total commercial and consumer loans             19,311            20,680
                                                  --------------------------
      Total loans                                  128,431           122,672

 Allowance for loan losses                            (703)             (925)
                                                  --------------------------
                                                  $127,728         $ 121,747
                                                  ==========================

December 31                                           1999              1998
----------------------------------------------------------------------------
Allowance for loan losses
  Balances, January 1                             $    925         $     497
  Provision for losses                                 573               456
  Recoveries on loans                                    6                 8
  Loans charged off                                   (801)              (36)
                                                  --------------------------
  Balances, December 31                           $    703         $     925
                                                  ==========================

Information on impaired loans is summarized below.

December 31                                           1999              1998
----------------------------------------------------------------------------
Impaired loans with an allowance                  $    537           $ 1,800
Allowance for impaired loans (included in the
 Company's allowance for loan losses)                  102               419


Year Ended December 31                                1999              1998
----------------------------------------------------------------------------
Average balance of impaired loans                 $  1,616         $     889
Interest income recognized on impaired loans            38                98
Cash-basis interest included above                      38                66


Note 6 -- Premises and Equipment

December 31                                           1999              1998
----------------------------------------------------------------------------
Land                                              $  1,545         $   1,545
Buildings                                            5,233             5,226
Leasehold improvements                                 867               867
Furniture and equipment                              3,135             2,858
                                                  --------------------------
    Total cost                                      10,780            10,496
Accumulated depreciation                            (3,592)           (2,945)
                                                  --------------------------
    Net                                           $  7,188         $   7,551
                                                  ==========================



Note 7 -- Other Assets and Other Liabilities

December 31                                           1999              1998
----------------------------------------------------------------------------
Other assets
  Interest receivable
    Investment securities                         $    100         $      91
    Loans                                              788               789
  Cash value of insurance                              223               213
  Mortgage servicing rights                             10                14
  Excess of purchase price over the
   fair value of assets acquired                       556               642
  Insurance premiums receivable                        104               187
  Deferred income tax asset                             56                85
  Income taxes receivable                              138                --
  Prepaid expenses and other assets                    198               323
                                                  --------------------------
    Total                                         $  2,173         $   2,344
                                                  ==========================
Other liabilities
  Interest payable
    Deposits                                      $     17         $      19
    Other borrowings                                    32                28
  Deferred compensation - directors                    611               548
  Accrued real estate taxes                            123               108
  Insurance and real estate taxes held
    in escrow for loan customers                       259               268
  Accrued postretirement benefit obligation            139               107
  Dividends payable                                    129               140
  Income taxes payable                                  --                37
  Premiums due insurance companies                     120               233
  Accrued expenses and other                           263               511
                                                  --------------------------
    Total                                         $  1,693         $   1,999
                                                  ==========================

Note 8 -- Deposits

December 31                                           1999              1998
----------------------------------------------------------------------------
Demand deposits                                   $ 24,475         $  23,452
Savings deposits                                    14,705            15,105
Insured money market                                 9,332             8,871
Certificates of deposit of $100,000 or more         10,648            10,355
Other certificates of deposit                       63,685            65,237
                                                  --------------------------
    Total deposits                                $122,845         $ 123,020
                                                  ==========================




Certificates of deposit maturing in years ending December 31,

 2000                                                              $  46,279
 2001                                                                 16,816
 2002                                                                  2,837
 2003                                                                  2,885
 2004                                                                  1,924
Thereafter                                                             3,592
                                                                   ---------
                                                                   $  74,333
                                                                   =========

Note 9 - Loans Sold Under Agreements to Repurchase

December 31                                           1999              1998
----------------------------------------------------------------------------
Loans sold under repurchase agreements            $     --         $   2,000
                                                  ==========================

Loans sold under agreements to repurchase consist of obligations of the Company to other parties, including a related party. The obligations are secured by loans held by the Company and matured during 1999. The maximum amount of the outstanding agreements at any month-end during 1999 totaled $2,500,000 and the daily average balance of such agreements totaled $1,422,000. The maximum amount of the outstanding agreements at any month-end during 1998 totaled $2,000,000 and the daily average balance of such agreements totaled $1,167,000.

Note 10 -- Federal Home Loan Bank Advances

December 31                                           1999              1998
----------------------------------------------------------------------------
Federal Home Loan Bank advances, variable
  rates, (4.30% to 5.50% at December 31),
  due at various dates through October, 2008      $  8,000         $   7,000
                                                  ==========================

The Federal Home Loan Bank advances are secured by first mortgage loans and all stock in the FHLB. Advances are subject to restrictions or penalties in the event of repayment.

Maturities in years ending December 31

   2000                                                            $   2,000
   2004                                                                1,000
   After 2004                                                          5,000
                                                                   ---------
                                                                   $   8,000
                                                                   =========

The $1,000,000 advance maturing in 2004 is callable quarterly beginning in October, 2000. The rate on this advance is 5.50%. The $5,000,000 advance matures in October 2008, is callable quarterly beginning in October 2001 and the rate on this advance is 4.30%.


Note 11 -- Loan Servicing

Loans serviced for others are not included in the accompanying consolidated balance sheet. The unpaid principal balances of loans serviced for others totaled $6,271,000 and $8,028,000 at December 31, 1999 and December 31, 1998.

The aggregate fair value of capitalized mortgage servicing rights at December 31, 1999 and 1998 totaled $10,000 and $14,000. Comparable market values were used to estimate fair value. For purposes of measuring impairment, risk characteristics including product type, investor type, and interest rates, were used to stratify the originated mortgage servicing rights.

                                                      1999              1998
----------------------------------------------------------------------------
Mortgage Servicing Rights
 Balances, January 1                              $     14         $      17
 Servicing rights capitalized                           --                --
 Amortization of servicing rights                       (4)               (3)
                                                  --------------------------
    Balances, December 31                         $     10         $      14
                                                  ==========================

Note 12 --  Income Tax

Year Ended December 31                                1999              1998
----------------------------------------------------------------------------
Income tax expense
  Currently payable
    Federal                                       $    352         $     622
    State                                               73               130
  Deferred
    Federal                                             30               (72)
    State                                                7               (17)
                                                  --------------------------
      Total income tax expense                    $    462         $     663
                                                  ==========================
Reconciliation of federal statutory to
 actual tax expense
  Federal statutory income tax at 34%             $    376         $     514
  Effect of state income taxes                          53                75
  Effect of allocating ESOP shares                      30                79
  Other                                                  3                (5)
                                                  --------------------------
      Actual tax expense                          $    462         $     663
                                                  ==========================



A cumulative net deferred tax asset is included in other assets. The components of the asset are as follows:

December 31                                           1999              1998
----------------------------------------------------------------------------
Assets
 Deferred loan fees                               $     15         $      13
 Allowance for loan losses                             228               303
 Deferred compensation                                 237               212
 Postretirement benefit obligation                      54                42
 Net unrealized losses on securities
  available for sale                                     9                 1
 Mortgage servicing rights                               4                 6
 Other                                                  35                31
                                                   --------------------------
    Total assets                                       582               608
                                                   --------------------------
Liabilities
 Federal Home Loan Bank stock basis                    (20)              (20)
 Depreciation                                         (497)             (465)
 Other                                                  (9)              (38)
                                                  --------------------------
    Total liabilities                                 (526)             (523)
                                                  --------------------------
                                                  $     56         $      85
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


Financial instruments whose contract amount represents credit risk as of December 31 were as follows:

December 31                                           1999              1998
----------------------------------------------------------------------------
Commitments to extend credit
  At variable rates                               $  4,366         $   2,478
  At fixed rates (ranging from 5.93% to 10.50%
    at December 31, 1999)                            1,611             2,984
Standby letters of credit                              225               622

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

Note 14 -- Dividend and Capital Restrictions

Without prior approval, Office of Thrift Supervision ("OTS") regulations allow the Bank to pay dividends to the Company not exceeding net profits (as defined) for the current year plus those for the previous two years.

Note 15 -- Regulatory Capital

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


There are five capital categories defined in the regulations, ranging from well capitalized to critically undercapitalized. Classification of a bank in any of the undercapitalized categories can result in actions by regulators that could have a material effect on a bank's operations. At December 31, 1999 and 1998, the Bank is categorized as well capitalized and met all subject capital adequacy requirements. There are no conditions or events since December 31, 1999 that management believes have changed the Bank's classification.

The Bank's actual and required capital amounts and ratios are as follows:

                              -----------------------------------------------------------
                                                      Required for            To Be Well
                                   Actual           Adequate Capital*        Capitalized*
                              -----------------------------------------------------------
December 31                    Amount   Ratio         Amount   Ratio       Amount   Ratio
-----------------------------------------------------------------------------------------
As of December 31, 1999
Total risk-based capital*
 (to risk-weighted assets)   $ 10,420   12.2%        $ 6,863    8.0%      $ 8,579   10.0%

Tier 1 capital* (to risk-
 weighted assets)               9,775   11.4           3,432    4.0         5,125    6.0

Core capital* (to adjusted
 total assets)                  9,775    6.8           5,736    4.0         7,170    5.0

Core capital* (to adjusted
 tangible assets)               9,775    6.8           2,857    2.0                  N/A

Tangible capital* (to
 adjusted total assets)         9,775    6.8           2,156    1.5                  N/A


As of December 31, 1998
Total risk-based capital*
 (to risk-weighted assets)   $ 12,366   13.8%        $ 7,185    8.0%      $ 8,982   10.0%

Tier 1 capital* (to risk
 weighted assets)              11,441   12.8           3,593    4.0%        5,377    6.0

Core capital* (to adjusted
 total assets)                 11,441    7.9           5,793    4.0         7,241    5.0

Core capital* (to adjusted
 tangible assets)              11,441    7.9           2,884    2.0                  N/A

Tangible capital* (to
 adjusted total assets)        11,441    7.9           2,172    1.5                  N/A



*As defined by regulatory agencies


Note 16 -- Employee Benefits

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

During the year ended December 31, 1999, 22,712 shares of stock with an average fair value of $14.22 were committed to be released, resulting in ESOP compensation expense of $322,000. During the year ended December 31, 1998, 24,193 shares of stock with an average fair value of $19.34 were committed to be released, resulting in ESOP compensation expense of $468,000. The following table reflects the shares held by the plan:

As of and for Year Ended December 31                  1999              1998
----------------------------------------------------------------------------
Shares earned by participants                      123,234           100,522
Shares distributed to participants                 (15,244)           (7,159)
Unallocated shares                                  40,986            63,698
                                                 ---------------------------
    Total ESOP shares                              148,976           157,061
                                                 ===========================
Fair value of unallocated shares                  $    507         $     924
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



The following is a summary of the status of the stock awards and changes in the stock awards:

As of and for Year Ended December 31                  1999              1998
----------------------------------------------------------------------------
    Stock Awards                                    Shares            Shares
---------------------------------------------------------------------------
Outstanding, beginning of year                      47,863            63,455
Granted                                                 --                --
Distributed                                        (15,592)          (15,592)
Forfeited                                           (1,880)               --
                                                  --------------------------
Outstanding, end of year                            30,391            47,863
Shares available for future stock awards             4,429             2,549
                                                  --------------------------
    Total stock awards                              34,820            50,412
                                                  ==========================

During the year ended December 31, 1999, 15,588 shares representing stock awards were earned by participants and resulted in compensation expense of $221,000. For the year ended December 31, 1998, 15,588 shares were earned and resulted in compensation expense of $221,000. The shares forfeited in 1999 were shares that would have been earned by the participants subsequent to 1999.

Note 17 -- Related Party Transactions

The Company has entered into transactions with certain directors, executive officers, significant stockholders and their affiliates or associates (related parties). Such transactions were made in the ordinary course of business on substantially the same terms and conditions, including interest rates and collateral, as those prevailing at the same time for comparable transactions with other customers, and did not, in the opinion of management, involve more than normal credit risk or present other unfavorable features. The aggregate amount of loans, as defined, to such related parties at December 31, 1999 and 1998 was $1,125,000 and $1,070,000.

The aggregate amount of loans, as defined, to such related parties were as follows:

Balances, January 1, 1999                                          $   1,070
Changes in composition of related parties                                (10)
New loans, including renewals                                            384
Payments, etc.                                                          (319)
                                                                   ---------
Balances, December 31, 1999                                        $   1,125
                                                                   =========

Deposits from related parties held by the Company at December 31, 1999 and 1998 totaled $512,000 and $785,000.

During 1998, the Company entered into a short-term borrowing arrangement for $2,000,000 with a related party. This borrowing was a loan sold under a repurchase agreement and matured in 1999.

Note 18 -- Leases

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

The total minimum lease commitment at December 31, 1999 under these leases is $379,000 which is due as follows:

                                   Lease          Rent from        Net Lease
                                  Payments        Sublease          Payment
                                  ------------------------------------------
Years ending December 31
 2000                             $     57        $     32         $      25
 2001                                   57              29                28
 2002                                   57              29                28
 2003                                   57              29                28
 2004                                   57              29                28
During the remaining lease term         94             162               (68)
                                  ------------------------------------------
    Total                         $    379        $    310         $      69
                                  ==========================================

Total rent expense was $51,000 and $52,000 for the years ended December 31, 1999 and 1998.

Note 19 -- Stock Option Plan

Under the Company's incentive stock option plan, which is accounted for in accordance with APB No. 25, "Accounting for Stock Issued to Employees," and related interpretations, the Company grants directors, selected executives and other key employees stock option awards which vest at a rate of 20 percent per year commencing one year after the date the shares are granted. The plan provides that in the event of a change in control or death or disability, all unvested options will be immediately exercisable. During 1996, the Company authorized the grant of options for up to 205,275 shares of the Company's common stock or 10 percent of the shares issued in the Company's initial public offering. The exercise price of each option, which has a 10-year life, was equal to the market price of the Company's stock on the date of grant; therefore, no compensation expense was recognized.

Although the Company has elected to follow APB No. 25, SFAS No. 123 requires pro forma disclosures of net income and earnings per share as if the Company had accounted for its stock options under that Statement. The fair value of each option grant was estimated on the grant date using an option-pricing model.


Under SFAS No. 123, compensation cost is recognized in the amount of the estimated fair value of the options and amortized to expense over the options' vesting period. The pro forma effect on net income and earnings per share of this statement are as follows:

                                                      1999              1998
                                                  --------------------------
Net income                        As reported     $    644         $     848
                                  Pro forma            505               705

Basic earnings per share          As reported     $   0.53         $    0.61
                                  Pro forma           0.42              0.50

Diluted earnings per share        As reported     $   0.52         $    0.57
                                  Pro forma           0.41              0.47

The following is a summary of the status of the Company's stock option plan and changes in that plan as of and for the years ended December 31, 1999 and 1998.


Year Ended December 31                                           1999                    1998
-------------------------------------------------------------------------------------------------
                                                               Weighted                Weighted
                                                                Average                 Average
                                                               Exercise                Exercise
    Options                                          Shares      Price        Shares     Price
-------------------------------------------------------------------------------------------------
Outstanding, beginning of year                      193,101    $ 14.20       194,901    $ 14.20
Granted                                                  --         --            --         --
Exercised                                                --         --        (1,800)     14.00
Forfeited                                            (5,500)     14.00            --         --
                                                    -------                  -------
Outstanding, end of year                            187,601    $ 14.21       193,101    $ 14.21
                                                    =======                  =======
Options exercisable at
  year end                                          112,704                   75,084



As of December 31, 1999, the 187,601 options outstanding have exercise prices ranging from $14.00 to $16.38 and a weighted-average remaining contractual life of 6.3 years.


Note 20 -- Postretirement Plan

The Company sponsors a defined benefit postretirement plan that covers both salaried and non salaried employees. The following table sets forth the plan's funded status, and amounts recognized in the consolidated financial statements:

December 31                                           1999              1998
----------------------------------------------------------------------------
Change in benefit obligation
  Benefit obligation at beginning of year         $    184         $     128
  Service cost                                          15                10
  Interest cost                                         15                10
  Actuarial gain (loss)                                 20                41
  Benefits paid                                         (6)               (5)
                                                  --------------------------
  Benefit obligation at end of year                    228               184
                                                  --------------------------
Change in plan assets
  Fair value of plan assets at
     end of year                                        --                --
                                                  --------------------------
  Funded status                                       (228)             (184)
  Unrecognized net actuarial gain                      (34)              (55)
  Unrecognized transition liability                    123               132
                                                  --------------------------
  Accrued benefit cost                            $   (139)         $   (107)
                                                  ==========================
Components of net periodic benefit cost
  Service cost                                          15                10
  Interest cost                                         15                10
  Amortization of prior service cost                     6                 5
                                                  --------------------------
  Net periodic benefit cost                       $     36         $      25
                                                  ==========================

The assumed health care cost trend rate used in measuring the accumulated postretirement benefit obligation was 9 percent, gradually declining to 5 percent in the year 2003.

The weighted average discount rate used in determining the accumulated postretirement benefit obligation was 7.25 percent in 1999 and 1998.

Assumed health care cost trend rates have a significant effect on the amounts reported for the health care plans. A one percentage-point change in assumed health care cost trend rates would have the following effects:

                                                     One Percentage Point
                                                  --------------------------
                                                  Increase          Decrease
                                                  --------------------------
Effect on total service components                $      8         $      (6)
Effect on postretirement benefit obligation             54               (40)




Note 21 -- Deferred Compensation

The Company has a deferred compensation plan for its directors whereby each director may elect to defer his annual fees. For the years ended December 31, 1999 and 1998, expense related to this plan was $32,000 and $31,000, with payments to directors totaling $26,000 in 1999 and $21,000 in 1998.

Note 22 --  Business Industry Segments

The Company's primary business involves the typical banking services of generating loans and receiving deposits. Through PASC, the Company also provides insurance and brokerage services to customers. The following schedule is a summary of selected data for the Company's various business segments:

                                           Insurance/
                                Banking    Brokerage
                                Services   Services      Company     Eliminations    Total
-------------------------------------------------------------------------------------------
1999
  Total interest income        $ 11,025    $     --     $ 11,025      $    --     $ 11,025
  Total noninterest income          839         777        1,616          (93)       1,523
  Total interest expense          5,315          --        5,315           --        5,315
  Total noninterest expense       4,998         649        5,647          (93)       5,554
  Income before income tax          978         128        1,106           --        1,106
  Income tax expense                407          55          462           --          462
  Net income                        571          73          644           --          644
  Total assets                  154,195         835      155,030         (721)     154,309


1998
  Total interest income        $ 11,018    $     --     $ 11,018      $    --     $ 11,018
  Total noninterest income          748         625        1,373          (78)       1,295
  Total interest expense          5,141          --        5,141           --        5,141
  Total noninterest expense       4,753         530        5,283          (78)       5,205
  Income before income tax        1,416          95        1,511           --        1,511
  Income tax expense                625          38          663           --          663
  Net income                        791          57          848           --          848
  Total assets                  156,762       1,055      157,817         (646)     157,171

</TABLE

Note 23 --  Earnings per share



Earnings per share (EPS) were computed as follows:

                                                        Year Ended December 31, 1999
                                                  ---------------------------------------
                                                                   Weighted
                                                                    Average     Per-Share
                                                    Income          Shares        Amount
                                                  ---------------------------------------
Basic Earnings Per Share
  Income available to common stockholders          $    644       1,207,068     $   0.53

Effect of Dilutive Securities
  Stock options                                                         237
  Unearned incentive plan shares                                     28,940
                                                  -------------------------
Diluted Earnings Per Share
  Income available to common stockholders
   and assumed conversions                         $    644       1,236,245     $   0.52
                                                  =======================================

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


The estimated fair values of the Company's financial instruments are as follows:


                                                     1999                     1998
                                     ----------------------------------------------------
                                           Carrying       Fair        Carrying     Fair
December 31                                  Amount       Value        Amount      Value
-----------------------------------------------------------------------------------------
Assets
  Cash and cash equivalents              $   10,013    $ 10,013     $  21,815   $ 21,815
  Investment securities
    Available for sale                        2,977       2,977         1,001      1,001
    Held to maturity                          3,463       3,338         1,977      1,988
  Loans, net                                127,728     126,281       121,747    123,312
  Interest receivable                           888         888           880        880
  Federal Home Loan Bank stock                  767         767           736        739
  Cash surrender value of life insurance        223         223           213        213

Liabilities
  Deposits                                  122,845     122,077       123,020    123,101
  Loans sold under repurchase agreements         --          --         2,000      2,000
  Federal Home Loan Bank advances             8,000       7,254         7,000      6,396
  Interest payable                               49          49            47         47

Off-balance sheet assets
  Commitments to extend credit                   --          --            --         --
  Standby letters of credit                      --          --            --         --




GREAT AMERICAN BANCORP, INC.
SHAREHOLDER INFORMATION

Stock Listing and Price Information

The Company's common stock trades on The Nasdaq Stock Market under the symbol "GTPS". At December 31, 1999, 1,223,715 shares of the Company's common stock were held of record by 388 persons or entities, not including the number of persons or entities holding stock in nominee or street name through various brokers or banks.

The following schedule shows the high and low sales prices for each of the quarters in the years ended December 31, 1999 and 1998:

                Quarter Ended:             High        Low
              ------------------            ------      ------
             March 31, 1998               21.25       18.50
             June 30, 1998                23          20
             September 30, 1998           22.75       15.625
             December 31, 1998            17.875      13.50
             March 31, 1999               16.25       13.50
             June 30, 1999                15.938      13.125
             September 30, 1999           15.50       12.75
             December 31, 1999            14.125      12.375


At December 31, 1999 the closing price of a common share was $12.38. Such prices do not necessarily reflect retail markups, markdowns, or commissions. During the years ended December 31, 1999 and 1998, the Company declared dividends as follows:

  Date Declared          Record Date          Payable Date        Amount
----------------      -----------------    -----------------      ------
February 9, 1998     March 13, 1998         April 1, 1998           .10
May 11, 1998         June 15, 1998          July 1, 1998            .11
August 10, 1998      September 15, 1998     October 1, 1998         .11
November 9, 1998     December 14, 1998      January 4, 1999         .11
February 8, 1999     March 15, 1999         April 1, 1999           .11
May 10, 1999         June 15, 1999          July 1, 1999            .11
August 9, 1999       September 15, 1999     October 1, 1999         .11
November 8, 1999     December 15, 1999      January 3, 2000         .11
                                                                 -------
                                                                 $  .87
                                                                 =======



Investor Information

Stockholders, investors and analysts interested in additional information may contact:

Jane F. Adams
Chief Financial Officer
Great American Bancorp, Inc.
1311 S. Neil Street
Champaign, IL  61820

Annual Report on Form 10-KSB

A copy of the annual report on Form 10-KSB for the fiscal year ended December 31, 1999, which has been filed with the Securities and Exchange Commission is available to stockholders (excluding exhibits) at no charge, upon written request to the above address.

Corporate Counsel

Muldoon Murphy and Faucette LLP
5101 Wisconsin Avenue N.W.
Washington, D C  20016

Independent Auditors

Olive LLP
100 Trade Center
Champaign, IL  61820

Annual Meeting of Stockholders

The Annual Meeting of Stockholders of Great American Bancorp, Inc. will be held at 9:30 a.m. April 25, 2000 at:

First Federal Savings Bank of Champaign-Urbana
1311 S. Neil Street
Champaign IL  61820

Shareholders are welcome to attend.

Stock Transfer Agent and Registrar

Inquiries regarding stock transfer, registration, lost certificates or changes in name and address should be directed to the transfer agent and registrar:

American Securities Transfer and Trust, Inc.
P.O. Box 1596
Denver, CO  80228



               Exhibit 23.0   Consent of Independent Accountants


                      INDEPENDENT ACCOUNTANTS' CONSENT

The Board of Directors
Great American Bancorp, Inc.

We have issued our report dated January 27, 2000 accompanying the consolidated financial statements of Great American Bancorp, Inc. and Subsidiary appearing in the Company's 1999 Annual Report to Stockholders. We consent to the incorporation by reference in this Form 10-KSB of the aforementioned report.

Olive, LLP

/s/ Olive LLP

Decatur, Illinois
March 28, 2000