Form 10QSB
period 2000-03-31
GREAT AMERICAN BANCORP INC
filed 2000-05-12
CIK 943064

UNITED STATES
                   SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C. 20549

                              FORM 10-QSB
(Mark One)
[ X ]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
          SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended      March 31, 2000
                                ----------------------

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

At April 30, 2000, the Registrant had 1,156,915 shares of Common Stock outstanding, for ownership purposes, which excludes 895,835 shares held as treasury stock.


                       Table of Contents


PART I -- FINANCIAL INFORMATION

     Item 1.        Financial Statements

                         Condensed Consolidated Balance Sheets

                         Condensed Consolidated Income Statements

                         Condensed Consolidated Statements of Cash Flows

                         Notes to Condensed Consolidated Financial Statements

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

SIGNATURES


                 Great American Bancorp, Inc. and Subsidiary
                    Condensed Consolidated Balance Sheets
                 As of March 31, 2000 and December 31, 1999
                          (unaudited, in thousands)

                                           March 31, 2000      Dec. 31, 1999
-----------------------------------------------------------------------------
ASSETS
Cash and due from banks                     $       4,462      $       5,560
Interest-bearing demand deposits                    8,234              4,453
                                            --------------------------------
 Cash and cash equivalents                         12,696             10,013

Investment securities
 Available for sale                                 2,955              2,977
 Held to maturity                                   3,324              3,463
                                            --------------------------------
  Total investment securities                       6,279              6,440
Loans                                             129,311            128,431
 Allowance for loan losses                           (779)              (703)
                                            --------------------------------
  Net loans                                       128,532            127,728
Premises and equipment                              7,160              7,188
Federal Home Loan Bank stock                          767                767
Other assets                                        2,083              2,173
                                            --------------------------------
    Total assets                            $     157,517      $     154,309
                                            ================================
LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES
 Deposits
  Noninterest bearing                       $      10,770      $       8,565
  Interest bearing                                115,458            114,280
                                            --------------------------------
   Total deposits                                 126,228            122,845

 Federal Home Loan Bank Advances                    8,000              8,000
 Other liabilities                                  1,842              1,693
                                            --------------------------------
    Total liabilities                             136,070            132,538
                                            --------------------------------

Commitments and Contingent Liabilities

                                                                 (continued)


                 Great American Bancorp, Inc. and Subsidiary
              Condensed Consolidated Balance Sheets (Continued)
                 As of March 31, 2000 and December 31, 1999
                         (unaudited, in thousands)

                                           March 31, 2000      Dec. 31, 1999
-----------------------------------------------------------------------------
STOCKHOLDERS' EQUITY
Preferred stock, $0.01 par value
 Authorized and unissued --
  1,000,000 shares                                     --                 --
Common stock, $0.01 par value
 Authorized -- 7,000,000 shares
 Issued and outstanding -- 2,052,750 shares            21                 21
Additional paid-in-capital                         19,979             19,968
Retained earnings -- substantially restricted      16,675             16,521
Accumulated other comprehensive loss                  (26)               (13)
                                            --------------------------------
                                                   36,649             36,497
Less:
 Treasury stock, at cost - 875,835 and
   829,035 shares                                 (14,604)           (14,019)
 Unallocated employee stock ownership plan
   shares - 35,678 and 40,986 shares                 (357)              (410)
 Unearned incentive plan shares - 16,729 and
   20,626 shares                                     (241)              (297)
                                            --------------------------------
                                                  (15,202)           (14,726)
                                            --------------------------------
    Total stockholders' equity                     21,447             21,771
                                            --------------------------------
    Total liabilities and
      stockholders' equity                  $     157,517      $     154,309
                                            ================================


See notes to condensed consolidated financial statements.


                  Great American Bancorp, Inc. and Subsidiary
                   Condensed Consolidated Income Statements
               For the Three Months Ended March 31, 2000 and 1999
                (unaudited, in thousands except per share data)

                                                     2000               1999
----------------------------------------------------------------------------
Interest income:
 Loans                                       $      2,590      $       2,514
 Investment securities
  Taxable                                             113                 38
  Tax exempt                                            4                  9
 Deposits with financial
  institutions and other                               61                196
                                            --------------------------------
   Total interest income                            2,768              2,757
                                            --------------------------------
Interest expense:
 Deposits                                           1,205              1,205
 Other                                                109                115
                                            --------------------------------
   Total interest expense                           1,314              1,320
                                            --------------------------------
   Net interest income                              1,454              1,437
Provision for loan losses                              75                123
                                            --------------------------------
   Net interest income after
     provision for loan losses                      1,379              1,314
                                            --------------------------------
Noninterest income:
 Brokerage commissions                                 50                 25
 Insurance sales commissions                          217                210
 Service charges on deposit accounts                  134                131
 Loan servicing fees                                    4                  5
 Other customer fees                                   34                 35
                                             --------------------------------
   Total noninterest income                           439                406
                                            --------------------------------

                                                                 (continued)


                  Great American Bancorp, Inc. and Subsidiary
             Condensed Consolidated Income Statements (Continued)
              For the Three Months Ended March 31, 2000 and 1999
                  (unaudited, in thousands except share data)

                                                     2000               1999
----------------------------------------------------------------------------
Noninterest expense:
 Salaries and employee benefits                       755                740
 Net occupancy expenses                               162                149
 Equipment expenses                                   146                108
 Data processing fees                                  20                 15
 Deposit insurance expense                              6                 18
 Printing and office supplies                          65                 71
 Legal and professional fees                           51                 90
 Directors and committee fees                          25                 26
 Insurance expense                                     11                 12
 Marketing and advertising expenses                    38                 39
 Other expenses                                        83                 95
                                            --------------------------------
   Total noninterest expense                        1,362              1,363
                                            --------------------------------
   Income before income tax                           456                357
Income tax expense                                    177                145
                                            --------------------------------
   Net income                               $         279      $         212
                                            ================================

Per Share Data:

  Earnings
   Basic:
     Net income                             $        0.25      $        0.17
                                            ================================
     Average number of shares                   1,137,048          1,245,592
                                            ================================

   Diluted:
     Net income                             $        0.24      $        0.17
                                            ================================
     Average number of shares                   1,156,374          1,287,850
                                            ================================

  Dividends                                 $        0.11      $        0.11
                                            ================================


See notes to condensed consolidated financial statements.


                 Great American Bancorp, Inc. and Subsidiary
               Condensed Consolidated Statements of Cash Flows
              For the Three Months Ended March 31, 2000 and 1999
                          (unaudited, in thousands)

                                                     2000               1999
----------------------------------------------------------------------------
Operating Activities:
  Net income                                $         279      $         212
  Adjustments to reconcile net
    income to net cash provided
    by operating activities:
      Provision for loan losses                        75                123
      Depreciation and amortization                   169                133
      Amortization of deferred loan fees               (2)                (5)
      Deferred income tax                              --                (22)
      Employee stock ownership plan
        compensation expense                           65                 84
      Incentive plan expense                           55                 55
      Net change in:
        Other assets                                   79                (29)
        Other liabilities                             162                112
                                            --------------------------------
          Net cash provided by
            operating activities                      882                663
                                            --------------------------------
Investing Activities:
  Proceeds from maturities of securities
    available for sale                                 --              1,000
  Proceeds from maturities of securities held
    to maturity                                       100              1,000
  Proceeds from principal repayments of
    mortgage-backed securities                         39                 --
  Net change in loans                                (877)            (1,429)
  Purchase of premises and equipment                 (130)               (65)
                                            --------------------------------
          Net cash provided (used) by
            investing activities                     (868)               506
                                            --------------------------------

                                                                 (continued)







                   Great American Bancorp, Inc. and Subsidiary
           Condensed Consolidated Statements of Cash Flows (Continued)
               For the Three Months Ended March 31, 2000 and 1999
                            (unaudited, in thousands)

                                                     2000               1999
----------------------------------------------------------------------------
Financing Activities:
  Net change in:
    Noninterest-bearing demand, interest-
      bearing demand and savings deposits           3,856               (151)
    Certificates of deposit                          (473)              (184)
    Short-term borrowings                              --                500
  Cash dividends                                     (129)              (140)
  Purchase of treasury stock                         (585)              (611)
                                            --------------------------------
          Net cash provided (used) by
            financing activities                    2,669               (586)
                                            --------------------------------
Net Change in Cash and Cash Equivalents             2,683                583

Cash and Cash Equivalents, Beginning
  of Period                                        10,013             21,815
                                            --------------------------------
Cash and Cash Equivalents, End of
  Period                                    $      12,696      $      22,398
                                            ================================
Additional Cash Flows Information

   Interest paid                            $       1,316      $       1,318
                                            ================================
   Income tax paid                          $          --      $          50
                                            ================================




See notes to condensed consolidated financial statements.




              Great American Bancorp, Inc. and Subsidiary

Notes to Condensed Consolidated Financial Statements

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

2.  Statement of Information Furnished

The accompanying unaudited consolidated financial statements have been prepared in accordance with Form 10-QSB instructions and Item 310(b) of Regulation S-B, and, in the opinion of management, contain all adjustments necessary to present fairly the financial position as of March 31, 2000 and December 31, 1999, the results of operations for the three months ended March 31, 2000 and 1999, and the cash flows for the three months ended March 31, 2000 and 1999. All adjustments to the financial statements were normal and recurring in nature. These results have been determined on the basis of generally accepted accounting principles. Reclassifications of certain amounts in the 1999 financial statements have been made to conform to the 2000 presentation. The results of operations for the three months ended March 31, 2000 are not necessarily indicative of the results to be expected for the entire fiscal year.

The Company adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income," ("SFAS No. 130") in 1998. At March 31, 2000 and March 31, 1999, the amounts to be disclosed by the Company under SFAS No. 130 are considered immaterial and are therefore not shown in the accompanying financial statements.

The consolidated financial statements are those of the Company and the Bank. These consolidated financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company's 1999 Annual Report to Shareholders.

PART I -- Item 2.

                     GREAT AMERICAN BANCORP, INC.
                 Management's Discussion and Analysis
                         or Plan of Operation

General

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

Forward-Looking Information

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

Financial Condition

The Company's total assets increased from $154.31 million at December 31, 1999 to $157.52 million at March 31, 2000. The increase in total assets was primarily due to an increase in the balance of interest-bearing demand deposits from $4.45 million at December 31, 1999 to $8.23 million at March 31, 2000, primarily deposits held at the Federal Home Loan Bank. Net loans increased from $127.73 million at December 31, 1999 to $128.53 million at March 31, 2000. The increase in loans was due primarily to an increase in residential and commercial mortgage loans.

The increases in interest-bearing demand deposits and loans was funded by an increase in total deposits. Total deposits increased $3.38 million from $122.85 million at December 31, 1999 to $126.23 million at March 31, 2000. Noninterest-bearing deposits increased by $2.20 million, while interest-bearing deposits grew by $1.18 million during the first quarter of 2000.


Total stockholders' equity decreased $324,000 or 1.5%, from $21.77 million at December 31, 1999 to $21.45 million at March 31, 2000. Book value per outstanding voting share increased from $17.79 at December 31, 1999 to $18.22 at March 31, 2000. The decrease in stockholders' equity is summarized as follows (in thousands):

   Stockholders' equity, December 31, 1999            $   21,771
   Net income                                                279
   Purchase of treasury stock                               (585)
   Dividends declared                                       (125)
   Incentive plan shares allocated                            55
   ESOP shares allocated                                      65
   Decrease in unrealized loss on securities
      available for sale, net of income tax effect           (13)
                                                          ------
   Stockholders' equity, March 31, 2000               $   21,447
                                                          ======

Results of Operations

Comparison of Three Month Periods Ended March 31, 2000 and 1999

Net income was $279,000 for the three months ended March 31, 2000, compared to $212,000 for the three months ended March 31, 1999. This represents a $67,000, or 31.6% increase. Basic earnings per share were $0.25 for the three months ended March 31, 2000, compared to $0.17 for the three months ended March 31, 1999. Diluted earnings per share were $0.24 for the first quarter in 2000, compared to $0.17 for the first quarter in 1999.

Net income increased during 2000 due to increases in net interest income and brokerage and insurance sales commissions, and a reduction in the provision for loan losses.

Net interest income was $1.45 million for the three months ended March 31, 2000, compared to 1.44 million for the same period in 1999. Interest income was $2.77 million for the three months ended March 31, 2000, compared to $2.76 million for the same period in 1999, primarily the result of an increase in interest income on loans. Interest income on loans during the first quarter in 2000 was $2.59 million, $76,000 or 3.0%, greater than the $2.51 million recorded in 1999.

The increase in interest income on loans was due to higher average total loans in 2000. Average total loans for the three months ended March 31, 2000 were $129.20 million, compared to $122.75 million for the same period in 1999, an increase of $6.45 million or 5.2%. The majority of the increase in average total loans was in mortgage loans. Total mortgage loans averaged $108.25 million for the three months ended March 31, 2000, compared to $99.08 million for the three months ended March 31, 1999, an increase of $9.17 million or 9.3%. This growth primarily occurred in one-to-four family and multifamily residential loans, and in commercial mortgage loans.

Average total commercial loans were $7.83 million for the three months ended March 31, 2000, compared to $9.28 million for the same period in 1999, a decrease of $1.45 million, or 15.6%. The decline in average total commercial loans was due to an $800,000 charge-off recorded in the fourth quarter of 1999 and several smaller payoffs. The $800,000 charged-off related to loans to one borrower who filed bankruptcy in early 1999. The remaining balance of these loans is $375,000 and is secured by business assets and guaranteed by the owner. Repayment of the remaining balance is expected from the sale of business assets and personal assets of the borrower. Average total consumer loans were $11.21 million during the three months ended March 31, 2000, an increase of $360,000, or 3.3%, above the $10.85 million average total balance during the same period in 1999. The average yield on loans was 8.03% for the three months ended March 31, 2000, compared to 8.37% for the three months ended March 31, 1999.


Interest income on investment securities increased from $47,000 for the three months ended March 31, 1999 to $117,000 for the same period in 2000, due to an increase in average total investment securities and an increase in the yield on U.S. Agency securities. Total investment securities, including Federal Home Loan Bank ("FHLB") stock, averaged $7.09 million for the three months ended March 31, 2000, compared to $3.52 million for the same period in 1999. Interest income on deposits with financial institutions and other decreased from $196,000 for the three months ended March 31, 1999 to $61,000 for the three months ended March 31, 2000 due to a reduction in balances maintained at other institutions. The average total balance of deposits with financial institutions and other decreased from $17.09 million for the three months ended March 31, 1999 to $4.67 million for the three months ended March 31, 2000, a decrease of $12.42 million, or 72.66%. The average yield on investment securities increased from 5.42% for the three months ended March 31, 1999 to 6.64% for the same period in 2000. The average yield on deposits with financial institutions and other increased from 4.63% for the three months ended March 31, 1999 to 5.25% for the same period in 2000.

Interest expense decreased by $6,000, from $1,320,000 for the three months ended March 31, 1999 to $1,314,000 for the same period in 2000. The decrease was mainly attributable to a decrease in other borrowings, due to the repayment of repurchase agreements during mid 1999. Average total interest-bearing deposits increased from $113.26 million in the first three months of 1999 to $113.64 million during the same period in 2000, an increase of $380,000, or .3%. Growth in NOW and IMMA accounts, and in certificates of deposit with maturities of 18 months, 2 years and 4 years, was offset mainly by declines in the balances of certificates of deposit with maturities of one year or less. The average rates on deposits were 4.26% and 4.32% for the three months ended March 31, 2000 and 1999, respectively. Average borrowings for the three months ended March 31, 2000 were $8.99 million, compared with $10.24 million for the three months ended March 31, 1999.

Net interest income as a percent of average interest earning assets was 4.17% for the three months ended March 31, 2000 versus 4.09% for the same period in 1999. The spread between the yield on interest earning assets and the rate on interest bearing liabilities was 3.63% and 3.51% for the three months ended March 31, 2000 and 1999, respectively.

The provision for loan losses was $75,000 for the quarter ended March 31, 2000 compared to $123,000 for the quarter ended March 31, 1999. There were no loans charged-off, and $1,000 in recoveries in the first quarter of 2000. There were no loans charged off and no recoveries in the first three months of 1999.

Non-performing loans, which are loans past due 90 days or more and non-accruing loans, totaled $975,000 at March 31, 2000, compared to $1,472,000 at March 31, 1999. Non-performing loans at March 31, 2000 consisted of three residential mortgage loans totaling $83,000, one commercial mortgage loan totaling $481,000, three consumer loans totaling $11,000 and four commercial loans totaling $400,000. All of these loans were past due 90 days or more at March 31, 2000, with $375,000 of the balance in non-accrual status. Payments were received on the $481,000 commercial mortgage loan in April, 2000, bringing the loan current.

The $375,000 balance in non-accrual status represents commercial loans to one borrower that were also included in non-performing assets as of March 31, 1999. The balance of these loans as of March 31, 1999 was $1.35 million. In January 1999, the borrower involved in the non-performing loan filed Chapter 11, or business reorganization, bankruptcy. In the second quarter of 1999, the reorganization plan changed to a liquidation of assets arrangement. Since March 31, 1999, the Company collected $175,000 in principal repayments, and in the fourth quarter of 1999, charged off $800,000 associated with these loans. The remaining balance of $375,000 is secured by business assets and guaranteed by the owner. Repayment of this remaining balance is expected from the sale of business assets of the borrower and personal assets of the guarantor.

The ratio of the Company's allowance for loan losses to total loans was .60% at March 31, 2000 and .84% at March 31, 1999. Management assesses the adequacy of the allowance for loan losses based on evaluating known and inherent risks in the loan portfolio and upon management's continuing analysis of the factors underlying the quality of the loan portfolio. While management believes that, based on information currently available, the allowance for loan losses is sufficient to cover losses inherent in its loan portfolio at this time, no assurance can be given that the level of the allowance for loan losses will be sufficient to cover future possible loan losses incurred by the Company or that future adjustments to the allowance for loan losses will not be necessary if economic and other conditions differ substantially from the economic and other conditions used by management to determine the current level of the allowance for loan losses. Management may in the future increase the level of the allowance for loan losses as a percentage of total loans and non-performing loans in the event it increases the level of commercial real estate, multifamily, or consumer lending as a percentage of its total loan portfolio. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the allowance for loan losses. Such agencies may require the Company to provide additions to the allowance based upon judgements different from management.

Noninterest income totaled $439,000 for the three months ended March 31, 2000, compared to $406,000 for the same period in 1999, an increase of

$33,000, or 8.13%. Commissions generated by Scout Brokerage Services, Inc., which totaled $50,000 for the three months ended March 31, 2000 compared to $25,000 for the same period in 1999, accounted for the majority of the increase in noninterest income. Scout Brokerage is a division of PASC. Insurance sales commissions and service charges on deposit accounts were also higher in the first quarter of 2000 compared to the first quarter of 1999.

Noninterest expense was $1.36 million for the first quarter of both 2000 and 1999. Increases in equipment expenses, salaries and benefits, and net occupancy expense were offset by decreases in legal fees, deposit insurance expense, and other expenses.

Total income taxes increased by $32,000, or 22.1% from $145,000 for the three months ended March 31, 1999 to $177,000 for the same period in 2000 due to the increase in pretax net income. The effective tax rates for both the three months ended March 31, 2000 and 1999, were 38.8% and 40.6% respectively.




Liquidity and Capital Resources

The Bank's primary sources of funds are deposits and principal and interest payments on loans. While maturities and scheduled amortization of loans are predictable sources of funds, deposit flows and mortgage prepayments are greatly influenced by general interest rates, economic conditions, and competition. The Office of Thrift Supervision ("OTS"), the Company's and the Bank's primary regulator, requires the Bank to maintain minimum levels of liquid assets. Currently, the required ratio is 4%. The Bank's liquidity ratios were 8.71% and 8.27% at March 31, 2000 and December 31, 1999, respectively, well above the required minimum.

A review of the Consolidated Statements of Cash Flows included in the accompanying financial statements shows that the Company's cash and cash equivalents ("cash") increased $2.68 million for the three months ended March 31, 2000, compared to an increase of $583,000 for the three months ended March 31, 1999. During the three months ended March 31, 2000, cash was primarily provided from earnings, and an increase in noninterest-bearing and interest-bearing demand and savings deposits, and during that period cash was primarily used to fund loans, a decrease in certificates of deposit and to purchase treasury stock.

During the three months ended March 31, 1999, cash was primarily provided from earnings, proceeds from maturities of securities, and an increase in short-term borrowings, and during that period cash was primarily used to fund loans and to purchase treasury stock.


The Company's primary investment activity during the three months ended March 31, 2000 was the origination of loans. During the three months ended March 31, 2000 and March 31, 1999, the Company originated mortgage loans in the amounts of $7.72 million and $4.77 million, respectively, commercial loans in the amounts of $1.76 million and $2.35 million, respectively, and consumer loans in the amounts of $1.79 million and $1.77 million, respectively.

As of March 31, 2000, the Company had outstanding commitments (including undisbursed loan proceeds) of $3.33 million. The Company anticipates it will have sufficient funds available to meet its current loan origination commitments. Certificates of deposit which are scheduled to mature in one year or less from March 31, 2000 totaled $49.67 million. Management believes a significant portion of such deposits will remain with the Company.

At March 31, 2000, the Bank exceeded all of its regulatory capital requirements with tangible capital and core capital both at $9.45 million or 6.45% of total adjusted tangible assets, core capital at $9.45 million or 6.45% of adjusted total assets, and risk-based capital at $10.16 million or 11.87% of total risk-weighted assets. The required ratios are 1.5% for tangible capital to tangible assets, 2% for core capital to total adjusted tangible assets, 4.0% for core capital to adjusted total assets and 8.0% for risk-based capital to risk-weighted assets.

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

             a.  Exhibits

                 3.1   Certificate of Incorporation of Great American
                       Bancorp, Inc.*

                 3.2   By-laws of Great American Bancorp, Inc.*

                11.0   Computation of earnings per share (filed herewith)

                27.0   Financial Data Schedule (filed herewith)

             b.  Report on Form 8-K

                 1. On January 24, 2000, the Registrant filed a Current Report on Form 8-K reporting information under Items
                       5 and 7, incorporating by reference press releases dated January 18, 2000 and January 21, 2000, relating to the Registrant's unaudited results for the year ended December 31, 1999, and the announcement of the date for the Company's annual meeting of stockholders.




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


      Dated:       May 12, 2000            /s/  George R. Rouse
             -----------------------      ----------------------------
                                           George R. Rouse
                                           President and
                                           Chief Executive Officer



      Dated:       May 12, 2000            /s/  Jane F. Adams
            --------------------------    ----------------------------
                                           Jane F. Adams
                                           Chief Financial Officer,
                                           Secretary and Treasurer



                                    Exhibit 11.0


Earnings per share (unaudited)

Earnings per share (EPS) were computed as follows
(dollar amounts in thousands except share data):

                                                   Three Months Ended
                                                     March 31, 2000
                                             -------------------------------
                                                        Weighted
                                                         Average   Per-Share
                                              Income      Shares     Amount
                                             -------------------------------
Basic Earnings Per Share

  Income available to common stockholders    $   279   1,137,048    $  0.25

Effect of Dilutive Securities
  Unearned incentive plan shares                          19,326

                                             -------------------------------
Diluted Earnings Per Share
  Income available to common stockholders
   and assumed conversion                    $   279   1,156,374    $  0.24
                                             ===============================

Options to purchase 187,601 shares of common stock at $14.21 were outstanding at March 31, 2000, but were excluded from the computation of the diluted earnings per share because the options exercise price was greater than the average market price of the common shares.

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