Form 10QSB
period 2000-06-30
GREAT AMERICAN BANCORP INC
filed 2000-08-11
CIK 943064

UNITED STATES
                   SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C. 20549

                              FORM 10-QSB
(Mark One)
[ X ]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
          SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended      June 30, 2000
                                ----------------------

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

At July 31, 2000, the Registrant had 1,076,915 shares of Common Stock outstanding, for ownership purposes, which excludes 975,835 shares held as treasury stock.


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

SIGNATURES


                 Great American Bancorp, Inc. and Subsidiary
                    Condensed Consolidated Balance Sheets
                  As of June 30, 2000 and December 31, 1999
                          (unaudited, in thousands)

                                           June  30, 2000      Dec. 31, 1999
-----------------------------------------------------------------------------
ASSETS
Cash and due from banks                     $       5,047      $       5,560
Interest-bearing demand deposits                    2,864              4,453
                                            --------------------------------
 Cash and cash equivalents                          7,911             10,013

Investment securities
 Available for sale                                 2,972              2,977
 Held to maturity                                   3,277              3,463
                                            --------------------------------
  Total investment securities                       6,249              6,440
Loans                                             131,839            128,431
 Allowance for loan losses                           (823)              (703)
                                            --------------------------------
  Net loans                                       131,016            127,728
Premises and equipment                              7,043              7,188
Federal Home Loan Bank stock                          859                767
Other assets                                        2,176              2,173
                                            --------------------------------
    Total assets                            $     155,254      $     154,309
                                            ================================
LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES
 Deposits
  Noninterest bearing                       $       9,719      $       8,565
  Interest bearing                                113,066            114,280
                                            --------------------------------
   Total deposits                                 122,785            122,845

 Federal Home Loan Bank Advances                   10,000              8,000
 Other liabilities                                  1,725              1,693
                                            --------------------------------
    Total liabilities                             134,510            132,538
                                            --------------------------------

Commitments and Contingent Liabilities

                                                                 (continued)


                 Great American Bancorp, Inc. and Subsidiary
              Condensed Consolidated Balance Sheets (Continued)
                  As of June 30, 2000 and December 31, 1999
                         (unaudited, in thousands)

                                           June  30, 2000      Dec. 31, 1999
-----------------------------------------------------------------------------
STOCKHOLDERS' EQUITY
Preferred stock, $0.01 par value
 Authorized and unissued --
  1,000,000 shares                                     --                 --
Common stock, $0.01 par value
 Authorized -- 7,000,000 shares
 Issued and outstanding -- 2,052,750 shares            21                 21
Additional paid-in-capital                         19,996             19,968
Retained earnings -- substantially restricted      16,775             16,521
Accumulated other comprehensive loss                  (16)               (13)
                                            --------------------------------
                                                   36,776             36,497
Less:
 Treasury stock, at cost - 940,835 and
   829,035 shares                                 (15,537)           (14,019)
 Unallocated employee stock ownership plan
   shares - 30,368 and 40,986 shares                 (304)              (410)
 Unearned incentive plan shares - 14,153 and
   20,626 shares                                     (191)              (297)
                                            --------------------------------
                                                  (16,032)           (14,726)
                                            --------------------------------
    Total stockholders' equity                     20,744             21,771
                                            --------------------------------
    Total liabilities and
      stockholders' equity                  $     155,254      $     154,309
                                            ================================


See notes to condensed consolidated financial statements.


                  Great American Bancorp, Inc. and Subsidiary
                   Condensed Consolidated Income Statements
                For the Six Months Ended June 30, 2000 and 1999
                (unaudited, in thousands except per share data)

                                                     2000               1999
----------------------------------------------------------------------------
Interest income:
 Loans                                       $      5,216      $       5,016
 Investment securities
  Taxable                                             226                 58
  Tax exempt                                            7                 18
 Deposits with financial
  institutions and other                              139                382
                                            --------------------------------
   Total interest income                            5,588              5,474
                                            --------------------------------
Interest expense:
 Deposits                                           2,449              2,398
 Other                                                217                249
                                            --------------------------------
   Total interest expense                           2,666              2,647
                                            --------------------------------
   Net interest income                              2,922              2,827
Provision for loan losses                             150                273
                                            --------------------------------
   Net interest income after
     provision for loan losses                      2,772              2,554
                                            --------------------------------
Noninterest income:
 Brokerage commissions                                 95                 76
 Insurance sales commissions                          372                341
 Service charges on deposit accounts                  273                267
 Loan servicing fees                                   10                  9
 Other customer fees                                   72                 77
 Other income                                           5                 12
                                             --------------------------------
   Total noninterest income                           827                782
                                            --------------------------------

                                                                 (continued)


                  Great American Bancorp, Inc. and Subsidiary
             Condensed Consolidated Income Statements (Continued)
                For the Six Months Ended June 30, 2000 and 1999
                  (unaudited, in thousands except share data)

                                                     2000               1999
----------------------------------------------------------------------------
Noninterest expense:
 Salaries and employee benefits                     1,512              1,478
 Net occupancy expenses                               341                304
 Equipment expenses                                   296                211
 Data processing fees                                  40                 30
 Deposit insurance expense                             13                 36
 Printing and office supplies                         135                136
 Legal and professional fees                          105                172
 Directors and committee fees                          49                 51
 Insurance expense                                     22                 25
 Marketing and advertising expenses                    87                 85
 Other expenses                                       182                190
                                            --------------------------------
   Total noninterest expense                        2,782              2,718
                                            --------------------------------
   Income before income tax                           817                618
Income tax expense                                    322                254
                                            --------------------------------
   Net income                               $         495      $         364
                                            ================================

Per Share Data:

  Earnings
   Basic:
     Net income                             $        0.45      $        0.30
                                            ================================
     Average number of shares                   1,111,979          1,230,722
                                            ================================

   Diluted:
     Net income                             $        0.44      $        0.29
                                            ================================
     Average number of shares                   1,130,405          1,270,685
                                            ================================

  Dividends                                 $        0.22      $        0.22
                                            ================================


See notes to condensed consolidated financial statements.


                   Great American Bancorp, Inc. and Subsidiary
                    Condensed Consolidated Income Statements
                  For the Quarter Ended June 30, 2000 and 1999
                  (unaudited, in thousands except share data)

                                                     2000               1999
----------------------------------------------------------------------------
Interest income:
 Loans                                       $      2,626      $       2,501
 Investment securities
  Taxable                                             113                 20
  Tax exempt                                            3                 10
 Deposits with financial
  institutions and other                               78                186
                                            --------------------------------
   Total interest income                            2,820              2,717
                                            --------------------------------
Interest expense:
 Deposits                                           1,244              1,193
 Other                                                108                134
                                            --------------------------------
   Total interest expense                           1,352              1,327
                                            --------------------------------
   Net interest income                              1,468              1,390
Provision for loan losses                              75                150
                                            --------------------------------
   Net interest income after
     provision for loan losses                      1,393              1,240
                                            --------------------------------
Noninterest income:
 Brokerage commissions                                 45                 51
 Insurance sales commissions                          155                131
 Service charges on deposit accounts                  139                136
 Loan servicing fees                                    6                  4
 Other customer fees                                   38                 42
 Other income                                           5                 12
                                            --------------------------------
   Total noninterest income                           388                376
                                            --------------------------------

                                                                 (Continued)


                  Great American Bancorp, Inc. and Subsidiary
             Condensed Consolidated Income Statements (Continued)
                  For the Quarter Ended June 30, 2000 and 1999
                  (unaudited, in thousands except share data)

                                                     2000               1999
----------------------------------------------------------------------------
Noninterest expense:
 Salaries and employee benefits                       757                738
 Net occupancy expenses                               179                155
 Equipment expenses                                   150                104
 Data processing fees                                  20                 15
 Deposit insurance expense                              7                 18
 Printing and office supplies                          70                 65
 Legal and professional fees                           54                 82
 Directors and committee fees                          24                 25
 Insurance expense                                     11                 13
 Marketing and advertising expenses                    49                 45
 Other expenses                                        99                 95
                                            --------------------------------
   Total noninterest expense                        1,420              1,355
                                            --------------------------------
   Income before income tax                           361                261
Income tax expense                                    145                109
                                            --------------------------------
   Net income                               $         216      $         152
                                            ================================

Per Share Data:

  Earnings
   Basic:
     Net income                             $        0.20      $        0.12
                                            ================================
     Average number of shares                   1,087,899          1,235,404
                                            ================================

   Diluted:
     Net income                             $        0.20      $        0.12
                                            ================================
     Average number of shares                   1,104,494          1,273,221
                                            ================================

  Dividends                                 $        0.11      $        0.11
                                            ================================


See notes to condensed consolidated financial statements.

                 Great American Bancorp, Inc. and Subsidiary
               Condensed Consolidated Statements of Cash Flows
               For the Six Months Ended June 30, 2000 and 1999
                          (unaudited, in thousands)

                                                     2000               1999
----------------------------------------------------------------------------
Operating Activities:
  Net income                                $         495      $         364
  Adjustments to reconcile net
    income to net cash provided
    by operating activities:
      Provision for loan losses                       150                273
      Depreciation and amortization                   338                265
      Amortization of deferred loan fees               (7)                (8)
      Deferred income tax                              47                (44)
      Investment securities amortization, net           1                 --
      Employee stock ownership plan
        compensation expense                          136                168
      Incentive plan expense                          104                110
      Net change in:
        Other assets                                  (71)                40
        Other liabilities                              45               (320)
                                            --------------------------------
          Net cash provided by
            operating activities                    1,238                848
                                            --------------------------------
Investing Activities:
  Purchases of securities available for sale           --             (1,000)
  Purchases of securities held to maturity             --             (3,002)
  Proceeds from maturities of securities
    held to maturity                                  100              1,450
  Proceeds from maturities of securities
    available for sale                                 --              1,000
  Proceeds from principal repayments of
    mortgage-backed securities                         85                 --
  Purchase of Federal Home Loan Bank stock            (92)               (31)
  Net change in loans                              (3,431)            (5,156)
  Purchase of premises and equipment                 (172)               (90)
                                            --------------------------------
          Net cash used by
            investing activities                   (3,510)            (6,829)
                                            --------------------------------

                                                                 (continued)







                   Great American Bancorp, Inc. and Subsidiary
           Condensed Consolidated Statements of Cash Flows (Continued)
                 For the Six Months Ended June 30, 2000 and 1999
                            (unaudited, in thousands)

                                                     2000               1999
----------------------------------------------------------------------------
Financing Activities:
  Net change in:
    Noninterest-bearing demand, interest-
      bearing demand and savings deposits           1,418                147
    Certificates of deposit                        (1,478)            (2,238)
    Short-term borrowings                              --                500
    FHLB advances                                   2,000                 --
  Cash dividends                                     (252)              (252)
  Purchase of treasury stock                       (1,518)            (1,043)
                                            --------------------------------
          Net cash provided (used) by
            financing activities                      170             (2,886)
                                            --------------------------------
Net Change in Cash and Cash Equivalents            (2,102)            (8,867)

Cash and Cash Equivalents, Beginning
  of Period                                        10,013             21,815
                                            --------------------------------
Cash and Cash Equivalents, End of
  Period                                    $       7,911      $      12,948
                                              ================================
Additional Cash Flows Information

   Interest paid                            $       2,664      $       2,399
                                            ================================
   Income tax paid                          $         240      $         419
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

2.  Statement of Information Furnished

The accompanying unaudited consolidated financial statements have been prepared in accordance with Form 10-QSB instructions and Item 310(b) of Regulation S-B, and, in the opinion of management, contain all adjustments necessary to present fairly the financial position as of June 30, 2000 and December 31, 1999, the results of operations for the six months ended and three months ended June 30, 2000 and 1999, and the cash flows for the six months ended June 30, 2000 and 1999. All adjustments to the financial statements were normal and recurring in nature. These results have been determined on the basis of generally accepted accounting principles. Reclassifications of certain amounts in the 1999 financial statements have been made to conform to the 2000 presentation. The results of operations for the six months ended June 30, 2000 are not necessarily indicative of the results to be expected for the entire fiscal year.

The Company adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income," ("SFAS No. 130") in 1998. At June 30, 2000 and June 30, 1999, the amounts to be disclosed by the Company under SFAS No. 130 are considered immaterial and are therefore not shown in the accompanying financial statements.

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

PART I -- Item 2.

                     GREAT AMERICAN BANCORP, INC.
                 Management's Discussion and Analysis
                         or Plan of Operation

General

The Company is the holding company for the Bank. The Bank operates a wholly owned subsidiary, Park Avenue Service Corporation ("PASC"). PASC offers full service brokerage activities through Scout Brokerage Services, Inc., a subsidiary of United Missouri Bank, and also engages in the sale of fixed-rate and variable-rate tax deferred annuities. PASC also operates the GTPS Insurance Agency which offers a variety of insurance products, including life, health, automobile, and property and casualty insurance.

Forward-Looking Information

In addition to historical information, this 10-QSB may include certain forward-looking statements based on current management expectations. The Company's actual results could differ materially from those management expectations. Factors that could cause future results to vary from current management expectations include, but are not limited to, general economic conditions, legislative and regulatory changes, monetary and fiscal policies of the federal government, changes in tax policies, rates and regulations of federal, state and local tax authorities, changes in interest rates, deposit flows, the cost of funds, demand for loan products, demand for financial services, competition, changes in the quality or composition of the Company's loan and investment portfolios, changes in accounting principles, policies or guidelines, and other economic, competitive, governmental and technological factors affecting the Company's operations, markets, products, services and prices. Further description of the risks and uncertainties to the business are included in detail under the caption: Liquidity and Capital Resources.

Financial Condition

The Company's total assets increased from $154.31 million at December 31, 1999 to $155.25 million at June 30, 2000. The increase in total assets was primarily due to an increase in loans. Net loans increased from $127.73 million at December 31, 1999 to $131.02 million at June 30, 2000. The increase in loans was due primarily to an increase in residential and commercial mortgage loans. The loan growth was funded by a decrease in interest-bearing demand deposits and additional advances from the Federal Home Loan Bank ("FHLB").

Total deposits decreased $60,000 from $122.85 million at December 31, 1999 to $122.79 million at June 30, 2000. Noninterest-bearing deposits increased by $1.15 million, while interest-bearing deposits decreased by $1.21 million during the first six months of 2000.

FHLB advances increased by $2.00 million from December 31, 1999 to June 30, 2000 due to short-term advances entered into in June 2000. The rate on these advances was 6.85% and the advances matured in July 2000. Also in July 2000, the Company borrowed $4.00 million in FHLB advances with $2.00 million maturing in September 2000 at a rate of 6.90% and $2.00 million maturing in October at a rate of 6.82%.


Total stockholders' equity decreased $1.03 million, or 4.7%, from $21.77 million at December 31, 1999 to $20.74 million at June 30, 2000. Book value per outstanding voting share increased from $17.79 at December 31, 1999 to $18.66 at June 30, 2000. The decrease in stockholders' equity is summarized as follows (in thousands):

   Stockholders' equity, December 31, 1999            $   21,771
   Net income                                                495
   Purchase of treasury stock                             (1,518)
   Dividends declared                                       (241)
   Incentive plan shares allocated                           104
   ESOP shares allocated                                     136
   Increase in unrealized loss on securities
      available for sale, net of income tax effect            (3)
                                                          ------
   Stockholders' equity, June 30, 2000                $   20,744
                                                          ======

Results of Operations

Comparison of Six Month Periods Ended June 30, 2000 and 1999

Net income was $495,000 for the six months ended June 30, 2000, compared to $364,000 for the six months ended June 30, 1999. This represents a $131,000, or 36.0% increase. Basic earnings per share were $0.45 for the six months ended June 30, 2000, compared to $0.30 for the six months ended June 30, 1999. Diluted earnings per share were $0.44 for the first six months in 2000, compared to $0.29 for the first six months in 1999.

Net income increased during 2000 primarily due to increases in net interest income and brokerage and insurance sales commissions, and a reduction in the provision for loan losses.

Net interest income was $2.92 million for the six months ended June 30, 2000, compared to $2.83 million for the same period in 1999. Interest income was $5.59 million for the six months ended June 30, 2000, compared to $5.47 million for the same period in 1999, primarily the result of an increase in interest income on loans as well as an increase in investment securities income. Interest income on loans during the first six months in 2000 was $5.22 million, $200,000, or 4.0%, greater than the $5.02 million recorded in 1999.

The increase in interest income on loans was due to higher average total loans in 2000. Average total loans for the six months ended June 30, 2000 were $129.70 million, compared to $124.01 million for the same period in 1999, an increase of $5.69 million, or 4.6%. The majority of the increase in average total loans was in mortgage loans. Total mortgage loans averaged $109.80 million for the six months ended June 30, 2000, compared to $100.60 million for the six months ended June 30, 1999, an increase of $9.20 million, or 9.1%. This growth primarily occurred in one-to-four family and multi-family residential loans, and in commercial mortgage loans.

Average total commercial loans were $6.92 million for the six months ended June 30, 2000, compared to $9.11 million for the same period in 1999, a decrease of $2.19 million, or 24.0%. The decline in average total commercial loans was due to an $800,000 charge-off recorded in the fourth quarter of 1999 and several smaller payoffs. The $800,000 charged-off related to loans to one borrower who filed bankruptcy in early 1999. The remaining balance of these loans is $358,000 and is secured by business assets and guaranteed by the owner. Repayment of the remaining balance is expected from the sale of business assets and personal assets of the borrower. Average total consumer loans were $11.19 million during the six months ended June 30, 2000, an increase of $300,000, or 2.8%, above the $10.89 million average total balance during the same period in 1999. The average yield on loans was 8.14% for the six months ended June 30, 2000, compared to 8.23% for the six months ended June 30, 1999.

Interest income on investment securities increased from $76,000 for the six months ended June 30, 1999 to $233,000 for the same period in 2000, due to an increase in average total investment securities and an increase in the yield on U.S. Agency securities. Total investment securities, including Federal Home Loan Bank ("FHLB") stock, averaged $7.10 million for the six months ended June 30, 2000, compared to $2.85 million for the same period in 1999.
Interest income on deposits with financial institutions and other decreased from $382,000 for the six months ended June 30, 1999 to $139,000 for the six months ended June 30, 2000 due to a reduction in balances maintained at other institutions. The average total balance of deposits with financial institutions and other decreased from $16.77 million for the six months ended June 30, 1999 to $5.01 million for the six months ended June 30, 2000, a decrease of $11.76 million, or 70.13%. The average yield on investment securities increased from 5.44% for the six months ended June 30, 1999 to 6.60% for the same period in 2000. The average yield on deposits with financial institutions and other increased from 4.59% for the six months ended June 30, 1999 to 5.58% for the same period in 2000.

Interest expense increased by $20,000, from $2.65 million for the six months ended June 30, 1999 to $2.67 million for the same period in 2000. The increase was mainly attributable to an increase in interest paid on deposits, which increased $50,000 from $2.40 million for the six months ended June 30, 1999 to $2.45 for the same period in 2000. Average total interest-bearing deposits increased from $113.69 million in the first six months of 1999 to $114.14 million during the same period in 2000, an increase of $450,000. Growth in NOW and IMMA accounts, and in certificates of deposit with maturities of 18 months, 2 years and 4 years, was offset mainly by declines in the balances of certificates of deposit with maturities of one year or less. The average rates on deposits were 4.31% and 4.25% for the six months ended June 30, 2000 and 1999, respectively. Average borrowings for the six months ended June 30, 2000 were $8.86 million, compared with $10.01 million for the six months ended June 30, 1999.

Net interest income as a percent of average interest earning assets was 4.17% for the six months ended June 30, 2000 versus 4.00% for the same period in 1999. The spread between the yield on interest earning assets and the rate on interest bearing liabilities was 3.61% and 3.42% for the six months ended June 30, 2000 and 1999, respectively.

The provision for loan losses was $150,000 for the six months ended June 30, 2000 compared to $273,000 for the six months ended June 30, 1999. The higher provision in 1999 was due to commercial loans to one borrower becoming nonperforming in late 1998. The balance of these loans was $1.35 million as of June 30, 1999. In January 1999, this borrower filed Chapter 11, or business reorganization, bankruptcy. In the second quarter of 1999, the reorganization plan changed to a liquidation of assets arrangement. Since March 31, 1999, the Company has collected $192,000 in principal repayments, and in the fourth quarter of 1999, charged off $800,000 associated with these loans. The remaining balance of $358,000 is secured by business assets and guaranteed by the owner. Repayment of this remaining balance is expected from the sale of business assets of the borrower and personal assets of the guarantor.

There were $35,000 in loans charged-off, and $5,000 in recoveries in the first six months of 2000. There were no loans charged off and $3,000 in recoveries in the first six months of 1999.

Non-performing loans, which are loans past due 90 days or more and non-accruing loans, totaled $717,000 at June 30, 2000, compared to $1.60 million at June 30, 1999. Non-performing loans at June 30, 2000 consisted of two residential mortgage loans totaling $114,000, one multi-family mortgage loan totaling $243,000, three consumer loans totaling $2,000 and the commercial loans to one borrower previously discussed totaling $358,000. All of these loans were past due 90 days or more at June 30, 2000, with the $358,000 in commercial loans in non-accrual status.

The ratio of the Company's allowance for loan losses to total loans was .62% at June 30, 2000 and .94% at June 30, 1999. Management assesses the adequacy of the allowance for loan losses based on evaluating known and inherent risks in the loan portfolio and upon management's continuing analysis of the factors underlying the quality of the loan portfolio. While management believes that, based on information currently available, the allowance for loan losses is sufficient to cover losses inherent in its loan portfolio at this time, no assurance can be given that the level of the allowance for loan losses will be sufficient to cover future possible loan losses incurred by the Company or that future adjustments to the allowance for loan losses will not be necessary if economic and other conditions differ substantially from the economic and other conditions used by management to determine the current level of the allowance for loan losses. Management may in the future increase the level of the allowance for loan losses as a percentage of total loans and non-performing loans in the event it increases the level of commercial real estate, multifamily, or consumer lending as a percentage of its total loan portfolio. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the allowance for loan losses. Such agencies may require the Company to provide additions to the allowance based upon judgements different from management.

Noninterest income totaled $827,000 for the six months ended June 30, 2000, compared to $782,000 for the same period in 1999, an increase of $45,000, or 5.75%. Insurance sales commissions generated by GTPS Insurance Agency, which totaled $372,000 for the six months ended June 30, 2000 compared to $341,000 for the same period in 1999, accounted for the majority of the increase in noninterest income. Commissions generated by Scout Brokerage Services, Inc. increased from $76,000 for the six months of 1999 to $95,000 for the first six months in 2000.

Noninterest expense was $2.78 million for the first six months of 2000 compared to $2.72 million for the same period in 1999. Increases in equipment expenses, salaries and benefits expense, and net occupancy expense were offset by decreases in legal fees, deposit insurance expense, and other expenses.

Total income taxes increased by $68,000, or 26.8% from $254,000 for the six months ended June 30, 1999 to $322,000 for the same period in 2000 due to the increase in pretax net income. The effective tax rates for the six months ended June 30, 2000 and 1999, were 39.4% and 41.1% respectively.




Results of Operations

Comparison of Three Month Periods Ended June 30, 2000 and 1999

Net income for the three months ended June 30, 2000 was $216,000, an increase of $64,000, or 42.1%, over the $152,000 recorded for the three months ended June 30, 1999. Basic earnings per share increased from $0.12 for the three months ended June 30, 1999 to $0.20 for the same period in 2000, and diluted earnings per share were $0.12 and $0.20 for the three months ended June 30, 1999 and 2000, respectively.

Net income for the second quarter of 2000 was higher due to an increase in net interest income. The reduction in the provision for loan losses was primarily offset by an increase in noninterest expense.

Net interest income was $1.47 million for the quarter ended June 30, 2000 and $1.39 million for the quarter ended June 30, 1999, an increase of $80,000, or 5.8%. Interest income increased 3.8%, or $100,000, from $2.72 million for the quarter ended June 30, 1999 to $2.82 million for the second quarter of 2000.

The increase in interest income was derived from increases in interest on loans and investment securities offset by a decrease in interest on deposits with financial institutions and other. Interest income on loans increased $130,000, or 5.2%, from $2.50 million for the quarter ended June 30, 1999 to $2.63 million for the same quarter in 2000 due primarily to growth in loans.

Average total mortgage loans were $113.02 million for the second quarter of 2000 compared to $105.42 million in the second quarter of 1999, an increase of $7.60 million, or 7.2%. Average total commercial loans for the three months ended June 30, 2000 and June 30, 1999 were $6.02 million and $8.93 million, respectively. This represents a decrease of $2.91 million, or 32.6%. Average total consumer loans increased $240,000, or 2.2%, from $10.93 million for the three months ended June 30, 1999 to $11.17 million for the same period in 2000. The average yield on loans increased from 8.08% for the three months ended June 30, 1999 to 8.16% for the same period in 2000.

Interest income on investment securities increased from $30,000 for the three months ended June 30, 1999 to $116,000 for the same period in 2000, due to an increase in average total investments. Average total investments for the second quarter of 2000 were $7.11 million, up $4.92 million, or 224.7%, from $2.19 million for the second quarter of 1999. Interest income on deposits with financial institutions and other decreased $108,000, or 58.1%, from $186,000 for the three months ended June 30, 1999 to $78,000 for the three months ended June 30, 2000. The average balance for the quarter ended June 30, 2000 for deposits with financial institutions and other was $5.35 million compared to $16.45 million for the same period in 1999, down $11.10 million, or 67.5%. These deposits were used to fund the growth in loans and investments. The average yield on investment securities for the three months ended June 30, 2000 was 6.62%, while the average yield was 5.50% for the same period in 1999. The average yield on deposits with financial institutions and other was 5.87% for the three months ended June 30, 2000 and 4.54% for the three months ended June 30, 1999.

Interest expense increased $20,000, or 1.5%, from $1.33 million for the three months ended June 30, 1999 to $1.35 million for the same period in 2000. The increase was mainly due to higher average total deposits in 2000. Average total deposits increased from $114.12 million for the quarter ended June 30, 1999 to $114.63 million for the quarter ended June 30, 2000, with the biggest increases in IMMA accounts and two-year and eighteen-month certificates of deposit. The average yield on total deposits for the three months ended June 30, 2000 was 4.37%, and 4.19% for the three months ended June 30, 1999. Interest expense on other borrowings decreased by $26,000 from $134,000 for the three months ended June 30, 1999 to $108,000 for the same period in 2000.

Net interest income as a percent of interest earning assets was 4.16% for the three months ended June 30, 2000 versus 3.91% for the same period in 1999. The spread between the yield on interest earning assets and the rate on interest bearing liabilities was 3.59% and 3.34% for the three months ended June 30, 2000 and 1999, respectively.

The provision for loan losses was $75,000 for the three months ended June 30, 2000 compared to $150,000 for the three months ended June 30, 1999. The higher provision in 1999 was primarily due to an increase in the monthly provision for loan losses, mainly the result of a commercial loan totaling $1.35 million becoming non-performing in late 1998. The company charged-off $800,000 of this loan during the fourth quarter of 1999.

Noninterest income increased $12,000, or 3.2%, from $376,000 for the quarter ended June 30, 1999 to $388,000 for the three months ended June 30, 2000. The increase was due to higher commission income from insurance activities. Insurance sales commissions were $155,000 for the quarter ended June 30, 2000 compared to $131,000 for the same period in 1999, an increase of $24,000, or 18.3%.

Noninterest expense was $1.42 million for the three months ended June 30, 2000 compared to $1.36 million for the same period in 1999, an increase of $60,000, or 4.4%. The increase was primarily due to an increase in equipment expenses, which rose $46,000 for the three months ended June 30, 2000 compared to the same period in 1999 mainly due to higher depreciation and maintenance related to the Company's in-house data processing equipment.

Total income taxes for the three months ended June 30, 2000 were $145,000, compared to $109,000 recorded for the same period in 1999, an increase of $36,000, or 33.0%. The effective tax rates for the three months ended June 30, 2000 and 1999, were 40.17% and 41.76%, respectively.

Business Industry Segments

The Company's primary business involves the typical banking services of generating loans and receiving deposits. Through PASC, the Company also provides insurance and brokerage services to customers. The following segment financial information has been derived from the internal profitability reporting system used by management to monitor and manage the financial performance of the Company.













Six Months Ended June 30, 2000
(unaudited, in thousands)

                                Insurance/
                    Banking     Brokerage
                    Services    Services     Company    Eliminations     Total
------------------------------------------------------------------------------

Interest income    $   5,588        --         5,588           --        5,588
Interest expense       2,666        --         2,666           --        2,666
Other income             442       467           909          (82)         827
Net income               423        72           495           --          495
Total assets         155,174       950       156,124         (870)     155,254


Six Months Ended June 30, 1999
(unaudited, in thousands)

                                Insurance/
                    Banking     Brokerage
                    Services    Services     Company    Eliminations     Total
------------------------------------------------------------------------------

Interest income    $   5,474        --         5,474           --        5,474
Interest expense       2,647        --         2,647           --        2,647
Other income             433       417           850          (68)         782
Net income               305        59           364           --          364
Total assets         154,042       961       155,003         (694)     154,309


Three Months Ended June 30, 2000
(unaudited, in thousands)

                                Insurance/
                    Banking     Brokerage
                    Services    Services     Company    Eliminations     Total
------------------------------------------------------------------------------

Interest income    $   2,820        --         2,820           --        2,820
Interest expense       1,352        --         1,352           --        1,352
Other income             208       200           408          (20)         388
Net income               201        15           216           --          216


Three Months Ended June 30, 1999
(unaudited, in thousands)

                                Insurance/
                    Banking     Brokerage
                    Services    Services     Company    Eliminations     Total
------------------------------------------------------------------------------

Interest income    $   2,717        --         2,717           --        2,717
Interest expense       1,327        --         1,327           --        1,327
Other income             211       182           393          (17)         376
Net income               106        46           152           --          152




Liquidity and Capital Resources

The Bank's primary sources of funds are deposits and principal and interest payments on loans. While maturities and scheduled amortization of loans are predictable sources of funds, deposit flows and mortgage prepayments are greatly influenced by general interest rates, economic conditions, and competition. The Office of Thrift Supervision ("OTS"), the Company's and the Bank's primary regulator, requires the Bank to maintain minimum levels of liquid assets. Currently, the required ratio is 4%. The Bank's liquidity ratios were 7.22% and 8.27% at June 30, 2000 and December 31, 1999, respectively, well above the required minimum.

A review of the Consolidated Statements of Cash Flows included in the accompanying financial statements shows that the Company's cash and cash equivalents ("cash") decreased $2.10 million for the six months ended June 30, 2000, compared to a decrease of $8.87 million for the six months ended June 30, 1999. During the six months ended June 30, 2000, cash was primarily provided from earnings, and increases in noninterest-bearing and interest-bearing demand and savings deposits and FHLB advances. During that period cash was primarily used to fund loans, a decrease in certificates of deposit, to purchase treasury stock and for dividends.

During the six months ended June 30, 1999, cash was primarily provided from earnings and maturities of securities. During 1999, cash was primarily used to fund security purchases, loan originations, and deposit withdrawals, purchase treasury stock, and to pay dividends.

The Company's primary investment activity during the six months ended June 30, 2000 was the origination of loans. During the six months ended June 30, 2000 and June 30, 1999, the Company originated mortgage loans in the amounts of $13.82 million and $11.42 million, respectively, commercial loans in the amounts of $3.82 million and $3.94 million, respectively, and consumer loans in the amounts of $5.23 million and $4.69 million, respectively.

As of June 30, 2000, the Company had outstanding commitments (including undisbursed loan proceeds) of $3.54 million. The Company anticipates it will have sufficient funds available to meet its current loan origination commitments. Certificates of deposit which are scheduled to mature in one year or less from June 30, 2000 totaled $47.23 million. Management believes a significant portion of such deposits will remain with the Company.

At June 30, 2000, the Bank exceeded all of its regulatory capital requirements with tangible capital and core capital both at $9.42 million or 6.51% of total adjusted tangible assets, core capital at $9.42 million or 6.51% of adjusted total assets, and risk-based capital at $10.19 million or 11.72% of total risk-weighted assets. The required ratios are 1.5% for tangible capital to tangible assets, 2% for core capital to total adjusted tangible assets, 4.0% for core capital to adjusted total assets and 8.0% for risk-based capital to risk-weighted assets.

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

               Not applicable

   Item 3.  Defaults Upon Senior Securities

               Not applicable

   Item 4.  Submission of Matters to a Vote of Security Holders

               At the annual meeting of stockholders held on April 25, 2000, the Company's stockholders approved the following items:

1. Elected Clinton C. Atkins to a three-year term as director:

                                                                   Broker
                              For             Withheld            Non-Votes
                             -----            --------            ---------

               Number       975,183            22,818                 0
               Percent       97.7%              2.3%                  0%


2. Elected Ronald Kiddoo to a three-year term as director:

                                                                   Broker
                              For             Withheld            Non-Votes
                             -----            --------            ---------

               Number       976,333            21,668                 0
               Percent       97.8%              2.2%                  0%


3. Approved the appointment of OLIVE, LLP, as independent auditors of Great American Bancorp, Inc., for the fiscal year ending December 31, 2000:

                                                                      Broker
                              For         Against      Abstain     Non-Votes
                             -----        -------      -------     ---------

               Number       981,594       13,208        3,200         0
               Percent       98.4%         1.3%          0.3%         0%


               The following directors held terms of office which continued after the meeting:

                            Dr. Morgan Powell
                            Mr. George Rouse
                            Mr. Jack Troxell


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

                 3.1   Certificate of Incorporation of Great American
                       Bancorp, Inc.*

                 3.2   By-laws of Great American Bancorp, Inc.*

                11.0   Computation of earnings per share (filed herewith)

                27.0   Financial Data Schedule (filed herewith)

             b.  Report on Form 8-K

                 1. On April 14, 2000, the Registrant filed a Current Report on Form 8-K reporting information under Items 5 and 7, incorporating by reference press releases dated April 12, 2000 and April 11, 2000, relating to the Registrant's unaudited results for the three months ended March 31, 2000, and the announcement of a 5% stock repurchase program.



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


      Dated:      August 11, 2000          /s/  George R. Rouse
             -----------------------      ----------------------------
                                           George R. Rouse
                                           President and
                                           Chief Executive Officer



      Dated:      August 11, 2000          /s/  Jane F. Adams
            --------------------------    ----------------------------
                                           Jane F. Adams
                                           Chief Financial Officer,
                                           Secretary and Treasurer



                                    Exhibit 11.0


Earnings per share (unaudited)

Earnings per share (EPS) were computed as follows
(dollar amounts in thousands except share data):

                                                    Six Months Ended
                                                     June 30, 2000
                                             -------------------------------
                                                        Weighted
                                                         Average   Per-Share
                                              Income      Shares     Amount
                                             -------------------------------
Basic Earnings Per Share

  Income available to common stockholders    $   495   1,111,979    $  0.45

Effect of Dilutive Securities
  Unearned incentive plan shares                          18,426

                                             -------------------------------
Diluted Earnings Per Share
  Income available to common stockholders
   and assumed conversion                    $   495   1,130,405    $  0.44
                                             ===============================

Options to purchase 187,601 shares of common stock at $14.21 were outstanding at June 30, 2000, but were excluded from the computation of the diluted earnings per share because the options exercise price was greater than the average market price of the common shares.

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
                                             ===============================





                                                   Three months ended
                                                     June 30, 2000
                                             -------------------------------
                                                        Weighted
                                                         Average   Per-Share
                                              Income      Shares     Amount
                                             -------------------------------
Basic Earnings Per Share

  Income available to common stockholders    $   216   1,087,899    $  0.20

Effect of Dilutive Securities
  Unearned incentive plan shares                          16,595

                                             -------------------------------
Diluted Earnings Per Share
  Income available to common stockholders
   and assumed conversion                    $   216   1,104,494    $  0.20
                                             ===============================

Options to purchase 187,601 shares of common stock at $14.21 were outstanding at June 30, 2000, but were excluded from the computation of the diluted earnings per share because the options exercise price was greater than the average market price of the common shares.

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