Form 10QSB
period 2000-09-30
GREAT AMERICAN BANCORP INC
filed 2000-11-14
CIK 943064

UNITED STATES
                   SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C. 20549

                              FORM 10-QSB
(Mark One)
[ X ]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
          SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended      September 30, 2000
                                ----------------------

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

At October 31, 2000, the Registrant had 1,048,500 shares of Common Stock outstanding, for ownership purposes, which excludes 1,004,250 shares held as treasury stock.


                       Table of Contents


PART I -- FINANCIAL INFORMATION

     Item 1.        Financial Statements

                         Consolidated Condensed Balance Sheets

                         Consolidated Condensed Income Statements

                         Consolidated Condensed Statements of Cash Flows

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

SIGNATURES


                 Great American Bancorp, Inc. and Subsidiary
                    Condensed Consolidated Balance Sheets
                As of September 30, 2000 and December 31, 1999
                          (unaudited, in thousands)

                                       September 30, 2000      Dec. 31, 1999
----------------------------------------------------------------------------
ASSETS
Cash and due from banks                     $       6,078      $       5,560
Interest-bearing demand deposits                    4,378              4,453
                                            --------------------------------
 Cash and cash equivalents                         10,456             10,013

Investment securities
 Available for sale                                 2,988              2,977
 Held to maturity                                   3,212              3,463
                                            --------------------------------
  Total investment securities                       6,200              6,440
Loans                                             131,838            128,431
  Allowance for loan losses                          (803)              (703)
                                            --------------------------------
  Net loans                                       131,035            127,728
Premises and equipment                              6,914              7,188
Federal Home Loan Bank stock                          874                767
Other assets                                        2,109              2,173
                                            --------------------------------
    Total assets                            $     157,588      $     154,309
                                            ================================
LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES
 Deposits
  Noninterest bearing                       $      11,831      $       8,565
  Interest bearing                                112,047            114,280
                                            --------------------------------
   Total deposits                                 123,878            122,845

 Federal Home Loan Bank Advances                   12,000              8,000
 Other liabilities                                  1,594              1,693
                                            --------------------------------
    Total liabilities                             137,472            132,538
                                            --------------------------------


Commitments and contingent liabilities
                                                                 (Continued)


                 Great American Bancorp, Inc. and Subsidiary
              Condensed Consolidated Balance Sheets (Continued)
               As of September 30, 2000 and December 31, 1999
                         (unaudited, in thousands)

                                       September 30, 2000       Dec. 31, 1999
-----------------------------------------------------------------------------
STOCKHOLDERS' EQUITY
Preferred stock, $0.01 par value
 Authorized and unissued --
  1,000,000 shares                                     --                  --
Common stock, $0.01 par value
 Authorized -- 7,000,000 shares
 Issued and outstanding -- 2,052,750 shares            21                  21
Paid-in-capital                                    20,014              19,968
Retained earnings -- substantially restricted      16,911              16,521
Accumulated other comprehensive loss                   (7)                (13)
                                            ---------------------------------
                                                   36,939              36,497
Less:
 Treasury stock, at cost - 1,004,250 and
   829,035 shares                                 (16,427)           (14,019)
 Unallocated employee stock ownership plan
   shares - 25,058 and 40,986 shares                 (251)              (410)
 Unearned incentive plan shares - 10,490 and
   20,626 shares                                     (145)              (297)
                                            --------------------------------
                                                  (16,823)           (14,726)
                                            --------------------------------
    Total stockholders' equity                     20,116             21,771
                                            --------------------------------
    Total liabilities and
      stockholders' equity                  $     157,588      $     154,309
                                            ================================


See notes to condensed consolidated financial statements.


                  Great American Bancorp, Inc. and Subsidiary
                    Condensed Consolidated Income Statements
              For the Nine Months Ended September 30, 2000 and 1999
                 (unaudited, in thousands except share data)

                                                     2000               1999
----------------------------------------------------------------------------
Interest income:
 Loans                                       $      7,919      $       7,573
 Investment securities
  Taxable                                             337                147
  Tax exempt                                           13                 24
 Deposits with financial
  institutions and other                              208                516
                                            --------------------------------
   Total interest income                            8,477              8,260
                                            --------------------------------
Interest expense:
 Deposits                                           3,718              3,644
 Other                                                391                355
                                            --------------------------------
   Total interest expense                           4,109              3,999
                                            --------------------------------
   Net interest income                              4,368              4,261
Provision for loan losses                             225                423
                                            --------------------------------
   Net interest income after
     provision for loan losses                      4,143              3,838
                                            --------------------------------
Noninterest income:
 Brokerage commissions                                147                116
 Insurance sales commissions                          569                477
 Service charges on deposit accounts                  414                418
 Loan servicing fees                                   14                 14
 Other customer fees                                  111                106
 Other income                                           6                 14
                                            --------------------------------
   Total noninterest income                         1,261              1,145
                                            --------------------------------

                                                                 (Continued)


                 Great American Bancorp, Inc. and Subsidiary
             Condensed Consolidated Income Statements (Continued)
            For the Nine Months Ended September 30, 2000 and 1999
                 (unaudited, in thousands except share data)

                                                     2000               1999
----------------------------------------------------------------------------
Noninterest expense:
 Salaries and employee benefits             $       2,274      $       2,184
 Net occupancy expenses                               498                466
 Equipment expenses                                   450                317
 Data processing fees                                  65                 87
 Deposit insurance expense                             19                 54
 Printing and office supplies                         204                209
 Legal and professional fees                          172                244
 Directors and committee fees                          74                 76
 Insurance expense                                     33                 37
 Marketing and advertising expenses                   133                133
 Other expenses                                       252                305
                                            --------------------------------
   Total noninterest expense                        4,174              4,112
                                            --------------------------------
   Income before income tax                         1,230                871
Income tax expense                                    488                360
                                            --------------------------------
   Net income                               $         742      $         511
                                            ================================

Per Share Data:

  Earnings
   Basic:
     Net income                             $        0.68      $        0.42
                                            ================================
     Average number of shares                   1,083,651          1,219,635
                                            ================================

   Diluted:
     Net income                             $        0.67      $        0.41
                                            ================================
     Average number of shares                   1,100,245          1,255,084
                                            ================================

  Dividends                                 $        0.33      $        0.33
                                            ================================


See notes to condensed consolidated financial statements.


                  Great American Bancorp, Inc. and Subsidiary
                    Condensed Consolidated Income Statements
               For the Quarter Ended September 30, 2000 and 1999
                  (unaudited, in thousands except share data)

                                                     2000               1999
----------------------------------------------------------------------------
Interest income:
 Loans                                       $      2,703      $       2,557
 Investment securities
  Taxable                                             111                 89
  Tax exempt                                            6                  6
 Deposits with financial
  institutions and other                               69                134
                                            --------------------------------
   Total interest income                            2,889              2,786
                                            --------------------------------
Interest expense:
 Deposits                                           1,269              1,246
 Other                                                174                106
                                            --------------------------------
   Total interest expense                           1,443              1,352
                                            --------------------------------
   Net interest income                              1,446              1,434
Provision for loan losses                              75                150
                                            --------------------------------
   Net interest income after
     provision for loan losses                      1,371              1,284
                                            --------------------------------
Noninterest income:
 Brokerage commissions                                 52                 40
 Insurance sales commissions                          197                136
 Service charges on deposit accounts                  141                151
 Loan servicing fees                                    4                  5
 Other customer fees                                   39                 29
 Other income                                           1                  2
                                            --------------------------------
   Total noninterest income                           434                363
                                            --------------------------------

                                                                 (Continued)


                  Great American Bancorp, Inc. and Subsidiary
              Condensed Consolidated Income Statements (Continued)
               For the Quarter Ended September 30, 2000 and 1999
                  (unaudited, in thousands except share data)

                                                     2000               1999
----------------------------------------------------------------------------
Noninterest expense:
 Salaries and employee benefits             $         762      $         706
 Net occupancy expenses                               157                162
 Equipment expenses                                   154                106
 Data processing fees                                  25                 57
 Deposit insurance expense                              6                 18
 Printing and office supplies                          69                 73
 Legal and professional fees                           67                 72
 Directors and committee fees                          25                 25
 Insurance expense                                     11                 12
 Marketing and advertising expenses                    46                 48
 Other expenses                                        70                115
                                            --------------------------------
   Total noninterest expense                        1,392              1,394
                                            --------------------------------
   Income before income tax                           413                253
Income tax expense                                    166                106
                                            --------------------------------
   Net income                               $         247      $         147
                                            ================================

Per Share Data:

  Earnings
   Basic:
     Net income                             $        0.24      $        0.12
                                            ================================
     Average number of shares                   1,027,420          1,197,694
                                            ================================

   Diluted:
     Net income                             $        0.24      $        0.12
                                            ================================
     Average number of shares                   1,040,352          1,224,700
                                            ================================

  Dividends                                 $        0.11      $        0.11
                                            ================================


See notes to condensed consolidated financial statements.


                 Great American Bancorp, Inc. and Subsidiary
               Condensed Consolidated Statements of Cash Flows
            For the Nine Months Ended September 30, 2000 and 1999
                          (unaudited, in thousands)

                                                     2000               1999
----------------------------------------------------------------------------
Operating Activities:
  Net income                                $         742      $         511
  Adjustments to reconcile net
    income to net cash provided
    by operating activities:
      Provision for loan losses                       225                423
      Depreciation and amortization                   508                398
      Amortization of deferred loan fees              (14)                (5)
      Deferred income tax                              --                (67)
      Investment securities amortization
        (accretion), net                               --                  1
      Employee stock ownership plan
        compensation expense                          208                248
      Incentive plan expense                          149                165
      Net gain on sale of premises and
        equipment                                      --                 (2)
      Net change in:
        Other assets                                   32                 20
        Other liabilities                             (85)              (301)
                                            --------------------------------
          Net cash provided by
            operating activities                    1,765              1,391
                                            --------------------------------
Investing Activities:
  Purchases of securities available for sale           --             (3,000)
  Purchases of securities held to maturity             --             (3,002)
  Proceeds from maturities of securities held
    to maturity                                       100              1,450
  Proceeds from maturities of securities
    available for sale                                 --              1,000
  Proceeds from principal paydowns of
    mortgage-backed securities                        150                 24
  Purchase of Federal Home Loan Bank stock           (107)               (31)
  Net change in loans                              (3,518)            (6,031)
  Purchase of premises and equipment                 (202)              (184)
  Proceeds from sale of premises
    and equipment                                      --                  2
                                            --------------------------------
          Net cash used by
            investing activities                   (3,577)            (9,772)
                                            --------------------------------

                                                                 (continued)


                   Great American Bancorp, Inc. and Subsidiary
           Condensed Consolidated Statements of Cash Flows (Continued)
              For the Nine Months Ended September 30, 2000 and 1999
                            (unaudited, in thousands)

                                                     2000               1999
----------------------------------------------------------------------------
Financing Activities:                       $                  $
  Net change in:
    Noninterest-bearing demand, interest-
      bearing demand and savings deposits           2,405               (747)
    Certificates of deposit                        (1,372)                69
    FHLB advances                                   4,000                 --
    Other short-term borrowings                        --             (2,000)
  Cash dividends                                     (370)              (401)
  Purchase of treasury stock                       (2,408)            (1,522)
                                              --------------------------------
          Net cash provided (used) by
            financing activities                    2,255             (4,601)
                                            --------------------------------
Net Change in Cash and Cash Equivalents               443            (12,982)

Cash and Cash Equivalents, Beginning
  of Period                                        10,013             21,815
                                            --------------------------------
Cash and Cash Equivalents, End of
  Period                                    $      10,456      $       8,833
                                            ================================
Additional Cash Flows Information

   Interest paid                            $       4,089      $       4,003
                                            ================================
   Income tax paid                          $         335      $         518
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

2.  Statement of Information Furnished

The accompanying unaudited consolidated financial statements have been prepared in accordance with Form 10-QSB instructions and Item 310(b) of Regulation S-B, and, in the opinion of management, contain all adjustments necessary to present fairly the financial position as of September 30, 2000 and December 31, 1999, the results of operations for the nine months ended and three months ended September 30, 2000 and 1999, and the cash flows for the nine months ended September 30, 2000 and 1999. All adjustments to the financial statements were normal and recurring in nature. These results have been determined on the basis of generally accepted accounting principles. The results of operations for the nine months ended September 30, 2000 are not necessarily indicative of the results to be expected for the entire fiscal year.

The Company adopted Statement of Financial Accounting Standards No. 130 "Reporting Comprehensive Income," ("SFAS No. 130") in 1998. At September 30, 2000 and September 30, 1999 the amounts to be disclosed by the Company under SFAS No. 130 are considered immaterial and are therefore not shown in the accompanying financial statements.

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

Financial Condition

The Company's total assets increased from $154.31 million at December 31, 1999 to $157.59 million at September 30, 2000, an increase of $3.28 million, or 2.1%. The increase was primarily due to an increase in loans. Net loans increased $3.31 million, or 2.6%, from $127.73 million at December 31, 1999 to $131.04 million at September 30, 2000. The increase in loans was due primarily to an increase in residential mortgage loans offset by a decrease in commercial loans. Residential mortgage loans increased $5.41 million, or 7.7%, from $70.38 million at December 31, 1999 to $75.79 million at September 30, 2000. Commercial loans decreased $2.23 million, or 28.7%, from $7.75 million at December 31, 1999 to $5.52 million at September 30, 2000. The loan growth was funded by an increase in total deposits and additional advances from the Federal Home Loan Bank ("FHLB").

Total deposits increased $1.03 million, from $122.85 million at December 31, 1999 to $123.88 million at September 30, 2000. Noninterest-bearing deposits increased by $3.26 million, while interest-bearing deposits decreased by $2.23 million during the first nine months of 2000.

FHLB advances totaled $12.00 million at September 30, 2000, an increase of $4.00 million, from the $8.00 million borrowed at December 31, 1999. The advances at September 30, 2000 included $5.00 million originated in 1998 maturing in 2008, callable in October, 2001 at 4.30%, $6.00 million originated in the third quarter of 2000 maturing in October 2000 at 6.87% and $1.00 million maturing in October 2004, callable in October 2000 at 5.50%. The $1.00 million callable advance was called in October 2000. In October 2000, the Company borrowed $7.00 million to replace advances matured or called in October. These new borrowings include a $3.00 million adjustable rate advance which matures in October 2002, a $1.50 million fixed rate advance maturing in April, 2001 at 6.74%, a $1.50 million adjustable rate advance maturing in October, 2001 and a $1.00 million fixed rate advance maturing in November, 2000 at 6.90%.

Total stockholders' equity decreased $1.65 million, or 7.6%, from $21.77 million at December 31, 1999 to $20.12 million at September 30, 2000 primarily due to funds used for stock repurchases and dividend payments. Book value per outstanding voting share increased from $17.79 at December 31, 1999 to $19.19 at September 30, 2000. The decrease in stockholders' equity is summarized as follows (in thousands):

   Stockholders' equity, December 31, 1999            $   21,771
   Net income                                                742
   Purchase of treasury stock                             (2,408)
   Dividends declared                                       (352)
   Incentive plan shares allocated                           149
   ESOP shares allocated                                     208
   Decrease in unrealized loss on securities
      available for sale, net of income tax effect             6
                                                          ------
   Stockholders' equity, September 30, 2000           $   20,116
                                                          ======

Results of Operations

Comparison of Nine Month Periods Ended September 30, 2000 and 1999

Net income was $742,000 for the nine months ended September 30, 2000, compared to $511,000 for the nine months ended September 30, 1999. This represents a $231,000, or 45.2% increase. Basic earnings per share were $0.68 for the nine months ended September 30, 2000, compared to $0.42 for the nine months ended September 30, 1999, and diluted earnings per share were $0.67 in 2000, compared to $0.41 in 1999.

Net income increased during 2000 primarily due to increases in net interest income and brokerage and insurance sales commissions, and a reduction in the provision for loan losses.

Net interest income was $4.37 million for the nine months ended September 30, 2000, compared to $4.26 million for the same period in 1999, an increase of $107,000, or 2.5%. Interest income was $8.48 million for the nine months ended September 30, 2000, compared to $8.26 million for the same period in 1999, primarily the result of an increase in interest income on loans as well as an increase in investment securities income. Interest income on loans during the first nine months in 2000 was $7.92 million, an increase of $350,000, or 4.6%, from the $7.57 million recorded in 1999.

The increase in interest income on loans was due to higher average total loans in 2000. Average total loans for the nine months ended September 30, 2000 were $130.25 million, compared to $125.23 million for the same period in 1999, an increase of $5.02, or 4.0%. The majority of the increase in average total loans was in mortgage loans. Total mortgage loans averaged $112.48 million for the nine months ended September 30, 2000, compared to $105.10 million for the same period in 1999, an increase of $7.38 million, or 7.0%. This growth primarily occurred in one-to-four family and multi-family residential loans, and in commercial mortgage loans.

Average total commercial loans were $6.48 million in 2000, compared to $9.03 million in 1999, a decrease of $2.55 million, or 28.2%. The decline in average total commercial loans was mainly due to an $800,000 charge-off recorded in the fourth quarter of 1999 and a $90,000 charge-off recorded in the third quarter of 2000, both related to the same borrower, and several smaller payoffs. The $890,000 total charged-off amount related to loans to one borrower who filed bankruptcy in early 1999. The remaining balance of loans to this borrower is $262,000 and is secured by business assets and guaranteed by the owner. Repayment of the remaining balance is expected from the sale of business assets and personal assets of the borrower.

Average total consumer loans were $11.29 million during the nine months ended September 30, 2000, an increase of $190,000, or 1.7%, from the $11.10 million average total balance during 1999. The average yield on net loans was 8.17% for the nine months ended September 30, 2000, compared to 8.16% for the same period in 1999.

Interest income on investment securities increased from $171,000 for the nine months ended September 30, 1999 to $350,000 for the same period in 2000, due to an increase in average total investment securities. Total investment securities, including FHLB stock, averaged $3.86 million in 1999, compared to $7.10 million in 2000. Interest income on deposits with financial institutions and other decreased from $516,000 for the nine months ended September 30, 1999 to $208,000 for the nine months ended September 30, 2000 due to a reduction in balances maintained at other institutions. The average total balance of deposits with financial institutions and other decreased from $14.82 million for the nine months ended September 30, 1999 to $4.84 million for the nine months ended September 30, 2000, a decrease of $9.98 million, or 67.3%. The average yield on investment securities increased from 5.93% for the nine months ended September 30, 1999 to 6.58% for the same period in 2000. The higher average yield for 2000 reflects investments purchased during mid-to late 1999 that the Company still maintains in the investment portfolio at September 30, 2000. These securities replaced lower yielding securities that matured or were called during 1999. The average yield on deposits with financial institutions and other increased from 4.66% for the nine months ended September 30, 1999 to 5.74% for the same period in 2000. The higher yield in 2000 reflects a rise in short-term interest rates during 2000.

Interest expense increased by $110,000, or 2.8% from $4.00 million for the nine months ended September 30, 1999 to $4.11 million for the same period in 2000. The increase was mainly attributable to an increase in interest on deposits, which increased $80,000 from $3.64 million for the nine months ended September 30, 1999 to $3.72 million for the same period in 2000. Average total interest-bearing deposits decreased from $114.81 million in the first nine months of 1999 to $113.47 million during 2000, a decrease of $1.34 million, or 1.2%. Growth in NOW and IMMA accounts, and in certificates of deposit with maturities of 18 months and 2 years was offset by declines in savings accounts and certificates of deposit with maturities of six months, one year, and 2 1/2 years. The average rates on deposits were 4.38% and 4.24% for the nine months ended September 30, 2000 and 1999, respectively. Average borrowings for the nine months ended September 30, 2000 were $10.05 million, compared with $9.46 million for the same period in 1999. The average rate on other borrowings was 5.21% for the nine months ended September 30, 2000 and 5.01% for the nine months ended September 30, 1999. The increase in the average rates on deposits and other borrowings in 2000 was due to a general rise in market interest rates during 2000.

Net interest income as a percent of average interest earning assets was 4.13% for the nine months ended September 30, 2000 versus 3.99% for the same period in 1999. The spread between the yield on interest earning assets and the rate on interest bearing liabilities was 3.56% and 3.43% for the nine months ended September 30, 2000 and 1999, respectively.

The provision for loan losses was $423,000 for the nine months ended September 30, 1999 and $225,000 for the nine months ended September 30, 2000. The higher provision in 1999 was due to higher levels of non-performing loans during the 1999 period. The higher levels of non-performing loans during the 1999 period was primarily due to $1.35 million in commercial loans to one borrower which became non-performing during the fourth quarter of 1998. In the first quarter of 1999, this borrower filed Chapter 11, or business reorganization, bankruptcy. In the second quarter of 1999, the reorganization
plan changed to a liquidation of assets arrangement.   Since March 31, 1999,
the Company has collected $198,000 in principal repayments. In the fourth quarter of 1999 the Company charged-off $800,000 associated with these loans and an additional $90,000 was charged-off during the third quarter of 2000. The remaining balance of $262,000 is secured by business assets and guaranteed by the owner. Repayment of this remaining balance is expected from the sale of business assets of the borrower and personal assets of the guarantor.

There were $131,000 in loans charged-off, and $6,000 in recoveries in the first nine months of 2000. The $131,000 in loans charged-off included $90,000 related to the commercial borrower discussed above, $26,000 in loans to two separate commercial borrowers and $15,000 in loans to five consumer borrowers. There were no loans charged-off in the nine months ended September 30, 1999 and recoveries totaled $5,000.

Non-performing loans, which are loans past due 90 days or more and non-accruing loans, totaled $314,000 at September 30, 2000, compared to $1.53 million at September 30, 1999. The amount at September 30, 1999 included the $1.35 million in commercial loans to one borrower previously discussed. Non-performing loans at September 30, 2000 consisted of two residential mortgage loans totaling $35,000, four consumer loans totaling $17,000 and the commercial loans to one borrower previously discussed totaling $262,000. All of these loans are past due 90 days or more at September 30, 2000, with the $262,000 in commercial loans in non-accrual status.

The ratio of the Company's allowance for loan losses to total loans was 0.61% at September 30, 2000 and 1.05% at September 30, 1999 and 255.7% and 45.9% as a percentage of non-performing loans. Management assesses the adequacy of the allowance for loan losses based on evaluating known and inherent risks in the loan portfolio and upon management's continuing analysis of the factors underlying the quality of the loan portfolio. While management believes that, based on information currently available, the allowance for loan losses is sufficient to cover losses inherent in its loan portfolio at this time, no assurance can be given that the level of the allowance for loan losses will be sufficient to cover future possible loan losses incurred by the Company or that future adjustments to the allowance for loan losses will not be necessary if economic and other conditions differ substantially from the economic and other conditions used by management to determine the current level of the allowance for loan losses. Management may in the future increase the level of the allowance for loan losses as a percentage of total loans and non-performing loans in the event it increases the level of commercial real estate, multifamily, or consumer lending as a percentage of its total loan portfolio. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the allowance for loan losses. Such agencies may require the Company to provide additions to the allowance based upon judgements different from management.

Noninterest income totaled $1.26 million for the nine months ended September 30, 2000, compared to $1.15 million for the same period in 1999, an increase of $116,000, or 10.1%. Insurance sales commissions generated by GTPS Insurance Agency accounted for a majority of the increase in noninterest income. Insurance sales commissions increased $92,000 from $477,000 for the nine months ended September 30, 1999 to $569,000 for the same period in 2000.
 Commissions generated by Scout Brokerage Services, Inc. increased $31,000 from $116,000 for the first nine months of 1999 to $147,000 for the first nine months in 2000.

Noninterest expense was $4.17 million for the nine months ended September 30, 2000, compared to $4.11 million for the same period in 1999. Increases in equipment expense, salaries and benefits expense, and net occupancy expense were offset by decreases in legal fees, deposit insurance expense, data processing expense, and other expenses.

Total income taxes increased by $128,000, or 35.6% from $360,000 for the nine months ended September 30, 1999 to $488,000 for the same period in 2000 due to the increase in pretax net income. The effective tax rates for the nine months ended September 30, 2000 and 1999, were 39.7% and 41.3%, respectively.


Results of Operations

Comparison of Three Month Periods Ended September 30, 2000 and 1999

Net income for the three months ended September 30, 2000 was $247,000, an increase of $100,000, or 68.0%, above the $147,000 recorded for the three months ended September 30, 1999. Basic earnings per share increased from $0.12 for the three months ended September 30, 1999 to $0.24 for the same period in 2000, and diluted earnings per share were $0.24 and $0.12 for the three months ended September 30, 2000 and 1999, respectively.

Net income for the third quarter of 2000 was higher due primarily to an increase in interest income. Increases in noninterest income and a reduction in the provision for loan losses were offset by increases in interest expense and income tax expense.

Net interest income was $1.45 million for the quarter ended September 30, 2000 and $1.43 million for the quarter ended September 30, 1999. Interest income increased 3.6%, or $100,000, from $2.79 million for the quarter ended September 30, 1999 to $2.89 million for the third quarter of 2000.

The increase in interest income was derived from increases in interest on loans and investment securities offset by a decrease in interest on deposits with financial institutions and other. Interest income on loans increased $140,000, or 5.5%, from $2.56 million for the quarter ended September 30, 1999 to $2.70 million for the same quarter in 2000, due mainly to growth in loans.

Average total net loans for the three months ended September 30, 2000 were $130.49 million, compared to $126.36 million for the same period in 1999, an increase of $4.13 million, or 3.3%. The majority of the increase was in mortgage loans. Total mortgage loans averaged $114.27 million for the three months ended September 30, 2000, compared to $107.27 million for the three months ended September 30, 1999, an increase of $7.00 million, or 6.5%. This growth primarily occurred in one-to-four family and multi-family residential loans, and in commercial mortgage loans.

Average total commercial loans for the three months ended September 30, 2000 and September 30, 1999 were $5.60 million and $8.87 million, respectively. This represents a decrease of $3.27 million, or 36.9%. Average total consumer loans were only slightly lower in 2000. Average total consumer loans were $11.50 million for the quarter ended September 30, 2000, compared to $11.51 million for the quarter ended September 30, 1999. The average yield on loans increased from 8.03% for the three months ended September 30, 1999 to 8.24% for the same period in 2000.

Interest income on investment securities increased from $95,000 for the three months ended September 30, 1999 to $117,000 for the same period in 2000, due to an increase in average total investments. Average total investments for the third quarter of 2000 were $7.10 million, up $1.23 million, or 21.0%, from $5.87 million for the third quarter of 1999. Interest income on deposits with financial institutions and other decreased $65,000, or 48.5%, from $134,000 for the three months ended September 30, 1999 to $69,000 for the three months ended September 30, 2000. The average balance for the quarter ending September 30, 2000 for deposits with financial institutions and other was $4.51 million compared to $10.92 million for the same time period in 1999, a decrease of $6.41 million, or 58.7%. These deposits were used to fund the growth in loans and investments. The average yield on investment securities for the three months ending September 30, 2000 was 6.55%, while the average yield was 6.42% for the same time period in 1999. The higher average yield for 2000 reflects investments purchased during mid-to late 1999 that the Company still maintains in the investment portfolio at September 30, 2000. These securities replaced lower yielding securities that matured or were called during 1999. The average yield on deposits with financial institutions and other was 6.09% for the three months ending September 30, 2000 and 4.87% for the three months ending September 30, 1999. The higher yield in 2000 reflects a rise in short-term interest rates during 2000.

Interest expense increased $90,000, or 6.7%, from $1.35 million for the three months ended September 30, 1999 to $1.44 million for the same period in 2000. The increase was mainly due to increased interest expense on other borrowings. Interest expense on other borrowings increased by $68,000 due to FHLB advances maintained during the third quarter of 2000.

Average total interest-bearing deposits decreased $4.93 million, or 4.2%, from $117.06 million for the quarter ended September 30, 1999 to $112.13 million for the quarter ended September 30, 2000 mainly due to a decline in average total certificates of deposit. Average total certificates of deposit decreased $4.54 million, or 5.9%, from $77.13 million for the three months ended September 30, 1999 to $72.59 million for the same time period in 2000. The average rate on total interest-bearing deposits for the three months ended September 30, 2000 was 4.50% and 4.22% for the three months ended September 30, 1999. The increases in the average rates on deposits in 2000 was due to a general rise in market interest rates during 2000.

Net interest income as a percent of interest earning assets was 4.05% for the three months ended September 30, 2000 versus 3.97% for the same period in 1999. The spread between the yield on interest earning assets and the rate on interest bearing liabilities was 3.48% and 3.44% for the three months ended September 30, 2000 and 1999, respectively.

The provision for loan losses was $75,000 for the three months ended September 30, 2000 and $150,000 for the three months ended September 30, 1999. The higher provision in 1999 was primarily due to an increase in the monthly provision for loan losses during 1999, mainly the result of higher non-performing loans due primarily to a commercial loan totaling $1.35 million which became non-performing in late 1998. The Company charged-off $800,000 of this loan during the fourth quarter of 1999, and an additional $90,000 during the third quarter of 2000. Total charge-offs for the three months ended September 30, 2000 were $96,000, with $1,000 in recoveries. There were no loans charged-off in the three months ended September 30, 1999 and recoveries totaled $1,000.

Noninterest income increased $71,000, or 19.6%, from $363,000 for the quarter ended September 30, 1999 to $434,000 for the three months ended September 30, 2000. The increase was due to higher commission income from insurance activities. Insurance sales commissions were $197,000 for the quarter ended September 30, 2000 compared to $136,000 for the same period in 1999, an increase of $61,000, or 44.9%.

Noninterest expense was $1.39 million for the quarter ended September 30, 2000 the same total as reported for the quarter ended September 30, 1999.
Increases in salaries and benefits expense as well as equipment expense were offset by primarily by reductions in data processing expense and other expenses.

Total income taxes for the three months ended September 30, 2000 were $166,000, compared to $106,000 recorded for the same period in 1999, an increase of $60,000, or 56.6%. The effective tax rates for the three months ended September 30, 2000 and 1999, were 40.2% and 41.9%, respectively.


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

Nine Months Ended September 30, 2000
(unaudited, in thousands)

                                Insurance/
                    Banking     Brokerage
                    Services    Services     Company    Eliminations     Total
------------------------------------------------------------------------------

Interest income    $   8,477        --         8,477           --        8,477
Interest expense       4,109        --         4,109           --        4,109
Noninterest income       676       716         1,392         (131)       1,261
Net income               626       116           742           --          742
Total assets         157,505       929       158,434         (846)     157,588


Nine Months Ended September 30, 1999
(unaudited, in thousands)

                                Insurance/
                    Banking     Brokerage
                    Services    Services     Company    Eliminations     Total
------------------------------------------------------------------------------

Interest income    $   8,260        --         8,260           --        8,260
Interest expense       3,999        --         3,999           --        3,999
Noninterest income       631       593         1,224          (79)       1,145
Net income               447        64           511           --          511
Total assets         152,897       986       153,883         (686)     153,197



Three Months Ended September 30, 2000
(unaudited, in thousands)

                                Insurance/
                    Banking     Brokerage
                    Services    Services     Company    Eliminations     Total
------------------------------------------------------------------------------

Interest income    $   2,889        --         2,889           --        2,889
Interest expense       1,443        --         1,443           --        1,443
Noninterest income       233       249           482          (48)         434
Net income               204        43           247           --          247


Three Months Ended September 30, 1999
(unaudited, in thousands)

                                Insurance/
                    Banking     Brokerage
                    Services    Services     Company    Eliminations     Total
------------------------------------------------------------------------------

Interest income    $   2,786        --         2,786           --        2,786
Interest expense       1,352        --         1,352           --        1,352
Noninterest income       198       176           374          (11)         363
Net income               142         5           147           --          147


Liquidity and Capital Resources

The Bank's primary sources of funds are deposits, FHLB advances and principal and interest payments on loans. While maturities and scheduled amortization of loans are predictable sources of funds, deposit flows and mortgage prepayments are greatly influenced by general interest rates, economic conditions, and competition. The Office of Thrift Supervision ("OTS"), the Company's and the Bank's primary regulator, requires the Bank to maintain minimum levels of liquid assets. Currently, the required ratio is 4%. The Bank's liquidity ratios were 7.30% and 8.27% at September 30, 2000 and December 31, 1999, respectively, well above the required minimum.

A review of the Consolidated Statements of Cash Flows included in the accompanying financial statements shows that the Company's cash and cash equivalents ("cash") increased $443,000 for the nine months ended September 30, 2000, compared to a decrease of $12.98 million for the nine months ended September 30, 1999. During the nine months ended September 30, 2000, cash was primarily provided from earnings, increases in noninterest-bearing and interest-bearing demand and savings deposits, as well as FHLB advances.
During that period cash was primarily used to fund loans, a decrease in cetificates of deposit, to purchase treasury stock, and for dividends.

During the nine months ended September 30, 1999, cash was primarily provided from earnings and maturities of securities. During this period, cash was primarily used to fund security purchases and loan growth, repay short-term borrowings, purchase treasury stock, and to pay dividends.

The Company's primary investment activities during the nine months ended September 30, 2000 was the origination of loans. During the nine months ended September 30, 2000 and September 30, 1999, the Company originated mortgage loans in the amounts of $20.01 million and $16.70 million, respectively, commercial loans in the amounts of $6.79 million and $8.29 million, respectively, and consumer loans in the amounts of $7.64 million and $7.37 million, respectively.

As of September 30, 2000, the Company had outstanding commitments (including undisbursed loan proceeds) of $3.30 million. The Company anticipates it will have sufficient funds available to meet its current loan origination commitments. Certificates of deposit which are scheduled to mature in one year or less from September 30, 2000 totaled $50.81 million. Management believes a significant portion of such deposits will remain with the Company.

At September 30, 2000, the Bank exceeded all of its regulatory capital requirements with tangible capital and core capital both at $9.41 million or 6.34% of total adjusted tangible assets, core capital at $9.41 million or 6.34% of adjusted total assets, and risk-based capital at $10.19 million or 11.47% of total risk-weighted assets. The required ratios are 1.5% for tangible capital to tangible assets, 2% for core capital to total adjusted tangible assets, 4.0% for core capital to adjusted total assets and 8.0% for risk-based capital to risk-weighted assets.


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

             a.  Exhibits

                 3.1   Certificate of Incorporation of Great American
                       Bancorp, Inc.*

                 3.2   By-laws of Great American Bancorp, Inc.*

                11.0   Computation of earnings per share (filed herewith)

                27.0   Financial Data Schedule


             b.  Report on Form 8-K

On July 19, 2000, the Registrant filed a Current Report on Form 8-K reporting information under Items 5 and 7, incorporating by reference press releases dated July 12, 2000, relating to the Registrant's unaudited results for the six months ended June 30, 2000, and the announcement of a 5% stock repurchase program.

                 On August 29, 2000, the Registrant filed a Current Report on Form 8-K reporting information under Items 5 and 7, incorporating by reference a press release dated August 24, 2000, relating to the completion of a 5% stock repurchase program.



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

                                         Great American Bancorp, Inc.


      Dated:       November 14, 2000           /s/  George R. Rouse
             -----------------------       ----------------------------
                                           George R. Rouse
                                           President and
                                           Chief Executive Officer



      Dated:       November 14, 2000           /s/  Jane F. Adams
            ------------------------       ----------------------------
                                           Jane F. Adams
                                           Chief Financial Officer,
                                           Secretary and Treasurer



                                    Exhibit 11.0


Earnings per share (unaudited)

Earnings per share (EPS) were computed as follows
(dollar amounts in thousands except share data):

                                                     Nine Months Ended
                                                     September 30, 2000
                                             -------------------------------
                                                        Weighted
                                                         Average   Per-Share
                                              Income      Shares     Amount
                                             -------------------------------
Basic Earnings Per Share

  Income available to common stockholders    $   742   1,083,651    $  0.68

Effect of Dilutive Securities
  Unearned incentive plan shares                          16,594
                                             -------------------------------
Diluted Earnings Per Share
  Income available to common stockholders
   and assumed conversion                    $   742   1,100,245    $  0.67
                                             ===============================

Options to purchase 187,601 shares of common stock at $14.21 were outstanding at September 30, 2000, but were excluded from the computation of the diluted earnings per share because the options exercise price was greater than the average market price of the common shares.


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
                                             ===============================

                                                     Three Months Ended
                                                     September 30, 2000
                                             -------------------------------
                                                        Weighted
                                                         Average   Per-Share
                                              Income      Shares     Amount
                                             -------------------------------
Basic Earnings Per Share

  Income available to common stockholders    $   247   1,027,420    $  0.24

Effect of Dilutive Securities
  Unearned incentive plan shares                          12,932

                                             -------------------------------
Diluted Earnings Per Share
  Income available to common stockholders
   and assumed conversion                    $   247   1,040,352    $  0.24
                                             ===============================


Options to purchase 187,601 shares of common stock at $14.21 were outstanding at September 30, 2000, but were excluded from the computation of the diluted earnings per share because the options exercise price was greater than the average market price of the common shares.

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




1