Form 10QSB/A
period 2000-09-30
GREAT AMERICAN BANCORP INC
filed 2000-11-17
CIK 943064

NOTE> DUE TO A FILING ERROR, THE FINANCIAL DATA SCHEDULE ("FDS") WAS INADVERTENTLY OMITTED FROM THE ORIGINAL 10-QSB FILING. THIS AMENDED 10-QSB INCLUDES THE FDS SCHEDULE AT EXHIBIT 27.
                        ----------------------
                             UNITED STATES
                   SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C. 20549

                          FORM 10-QSB - AMENDED
(Mark One)
[ X ]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
          SECURITIES EXCHANGE ACT OF 1934

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