Form 10KSB
period 2000-12-31
GREAT AMERICAN BANCORP INC
filed 2001-03-30
CIK 943064

U.S. Securities and Exchange Commission
                     Washington, D.C. 20549

                           FORM 10-KSB

         ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE
                SECURITIES EXCHANGE ACT OF 1934

              For the Year ended December 31, 2000
                                 -----------------

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

Issuer's telephone number, including area code (217) 356-2265
                                                    -------------

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

                           $13,001,000
                           -----------

The aggregate market value of the voting stock held by non-affiliates of the Registrant, i.e., persons other than directors and executive officers of the Registrant, at December 31, 2000 was $11,013,000. For purposes of this determination only, directors and executive officers of the Registrant have been presumed to be affiliates. The market value is based upon $13.50 per share, the last sales price as quoted on The Nasdaq Stock Market for December 31, 2000.

The Registrant had 989,100 shares of Common Stock outstanding, for ownership purposes, at February 28, 2001 which excludes 1,063,650 shares held as treasury stock.

                      DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Annual Report to Stockholders for the year ended December 31, 2000 are incorporated by reference into Part II of this Form 10-KSB. Portions of the Proxy Statement for the 2001 Annual Meeting of Stockholders are incorporated by reference into Part III of this Form 10-KSB.

Transitional Small Business Disclosure Format: Yes [ ] No [X]



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

   The Company's assets at December 31, 2000 consist primarily of the investment in the Bank of $10.3 million, multifamily real estate loans of $5.5 million, commercial real estate loans totaling $2.4 million, one-to four-family mortgage loans of $235,000 and commercial loans totaling $224,000. All loans were originated at the Bank and sold to the Company. The Company does not transact any other material business except through its subsidiary, the Bank.

Business of the Bank

   The Bank was originally chartered in 1908 and became a federally chartered mutual savings institution in 1938. Prior to changing its name to First Federal Savings Bank of Champaign-Urbana in January, 1995, the Bank operated as First Federal Savings and Loan Association of Champaign. The Bank's primary market area consists of Champaign County, Illinois, which includes the cities of Champaign and Urbana. The economy in the Bank's primary market area is predominantly related to the University of Illinois, medical and health care related businesses, a major food processing operation and agriculture. The Bank maintains three offices, two in Champaign and one in Urbana, and provides a full range of retail banking services at each office, with emphasis on one-to four-family residential mortgage loans and consumer and commercial loans. At December 31, 2000, the Bank had total assets, liabilities and stockholders' equity of $152.0 million, $141.7 million, and $10.3 million, respectively.

   The Bank's principal business consists of the acceptance of retail deposits from the residents and small businesses surrounding its branch offices and the investment of those deposits, together with funds generated from operations, primarily in one-to four-family residential mortgage loans. The Bank also invests in multifamily mortgage loans, commercial real estate loans, construction loans, land development loans and commercial and consumer loans. The Bank, from time to time, originates loans for sale during certain designated periods and, to a lesser extent, may sell loans from its portfolio. The Bank retains virtually all the servicing rights of loans sold. At
December 31, 2000, the Bank's gross loan portfolio totaled $125.2 million or 82.4% of total assets. In addition to its lending activities, the Bank also invests in U.S. Treasury and Agency securities, local municipal securities, and mortgage-backed securities. At December 31, 2000, the Bank's securities portfolio totaled $6.2 million. Securities totaling $3.0 million were designated as available for sale and the remaining $3.2 million was classified as held to maturity. The Bank also had $500,000 invested in an overnight money market fund and $4.0 million invested in interest-bearing demand deposits at December 31, 2000.

   The Bank's revenues are derived principally from interest on its mortgage, consumer and commercial loans, and, to a lesser extent, interest and dividends on its securities. The Bank's primary sources of funds are deposits, principal and interest payments and principal prepayments on loans, and proceeds from Federal Home Loan Bank ("FHLB") advances.

Lending Activities

   General. Historically, the principal lending activity of the Bank has been the origination of long-term fixed-rate mortgage loans for the purpose of constructing, financing or refinancing one-to four-family residential properties. In recent years, the Bank has also emphasized the origination of adjustable-rate and short-term fixed-rate mortgage loans, and has also increased the origination of consumer loans, commercial and commercial real estate loans.

Loan Portfolio Composition. The following table sets forth the composition of the consolidated loan portfolio in dollar amounts and in percentages of the respective portfolios at the dates indicated:



                                                  Amount of Loans Outstanding at
                                      ------------------------------------------------------
                                      December   December   December    December   December
                                      31, 2000   31, 1999   31, 1998    31,1997    30, 1996
                                      --------  ---------  ---------   ---------   ---------
                                                        (in thousands)
Real estate:
 One-to four-family residential      $  77,001   $ 70,291   $ 66,694   $ 57,613    $ 51,620
 Multifamily residential                19,750     18,492     16,956     18,174       9,446
 Commercial                             17,290     18,213     14,500     10,296       9,363
 Construction                            1,221      1,919      3,657      1,615       2,035
 Land                                      190        205        185        559         495
Commercial business                      6,569      7,747      9,435     11,967       8,191
Consumer                                11,599     11,564     11,245     12,088      10,667
                                       -------    -------    -------    -------      ------
   Total loans, gross                  133,620    128,431    122,672    112,312      91,817
 Allowance for loan losses                (889)      (703)      (925)      (497)       (374)
                                       -------    -------    -------    -------      ------
   Total loans, net                  $ 132,731  $ 127,728   $121,747   $111,815    $ 91,443
                                       =======    =======    =======    =======      ======

                                                 Percentage of Loans Outstanding at
                                     -------------------------------------------------------
                                      December   December   December   December    December
                                      31, 2000   31, 1999   31, 1998   31, 1997    30, 1996
                                      --------  ---------  ---------  ---------   ---------
Real estate:
 One-to four-family                      57.63%     54.74%     54.37%     51.30%      56.22%
 Multifamily residential                 14.78      14.40      13.82      16.18       10.29
 Commercial                              12.94      14.18      11.82       9.17       10.20
 Construction                              .91       1.49       2.98       1.44        2.22
 Land                                      .14        .16        .15        .50         .54
Commercial business                       4.92       6.03       7.69      10.66        8.92
Consumer                                  8.68       9.00       9.17      10.75       11.61
                                       -------     -------    -------    -------     -------
 Total loans                            100.00%    100.00%    100.00%    100.00%     100.00%
                                       =======     =======    =======    =======     =======






   There were no loans held for sale at December 31, 2000. At that same date, 40.0% of total mortgage loans had adjustable interest rates, excluding consumer loans secured by second mortgages on real property.

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

Loan Maturity

   The following table shows the maturity of consolidated loans at December
31, 2000, and includes principal repayments.  Principal repayments totaled
$39.2 million, $34.6 million and $49.1 million for the years ended December 31, 2000, 1999 and 1998. At December 31, 2000, all loans were classified as held for investment. While future loan prepayment activity cannot be projected, management anticipates that in periods of stable interest rates, prepayment activity would be lower than prepayment activity experienced in periods of declining interest rates. In general, the Bank originates adjustable and fixed-rate one-to four-family loans with maturities from 15 to 30 years, multifamily loans with maturities from 10 to 20 years, adjustable-rate commercial real estate loans with maturities of 15 to 25 years, commercial loans with maturities of from 1 to 5 years, and consumer loans with maturities of 1 to 5 years.


                                                                    At December 31, 2000
                                                                       (in thousands)
                                    ------------------------------------------------------------------------------------------
                                     One- to    Multi        Real                                                  Total
                                       Four-    Family      Estate                                                 Loans
                                      Family  Residential  Commercial Construction   Land  Commercial  Consumer  Receivable
                                    ------------------------------------------------------------------------------------------
     Amounts due:
      One year or less             $  2,983   $    394     $  1,789     $ 1,221     $  25   $ 3,307   $  4,305  $  14,024

     After one year:
       More than one year to
        three years                   6,153        967        2,091          --        39     1,915      3,483     14,648
      More than three years
        to five years                 6,478      1,689        4,450          --        16       565      3,191     16,389
      More than five years
        to 10 years                  15,511     11,781        3,721          --        41       414        539     32,007
      More than 10 years
        to 20 years                  25,465      4,782        5,040          --        69       368         45     35,769
      More than 20 years             20,411        137          199          --        --        --         36     20,783

                                     -----------------------------------------------------------------------------------------
         Total due after
          December 31, 2001          74,018     19,356       15,501          --       165     3,262      7,294    119,596
                                     -----------------------------------------------------------------------------------------
         Total loans, gross          77,001     19,750       17,290       1,221       190     6,569     11,599    133,620

      Allowance for loan losses        (166)      (155)        (164)        (13)       --       (77)      (314)      (889)
                                     -----------------------------------------------------------------------------------------
         Total loans, net          $ 76,835   $ 19,595     $ 17,126     $ 1,208     $ 190   $ 6,492   $ 11,285  $ 132,731
                                     =========================================================================================




  The following table sets forth, at December 31, 2000, the dollar amount of gross loans receivable, contractually due after December 31, 2001, and whether such loans have fixed interest rates or adjustable interest rates.



                                            Due After December 31, 2001
                                      --------------------------------------
                                        Fixed       Adjustable        Total
                                      --------------------------------------
                                                  (in thousands)

Real estate:
 One-to four-family residential       $ 54,593       $ 19,425      $ 74,018
 Multifamily residential                 6,559         12,797        19,356
 Commercial real estate                  3,765         11,736        15,501
 Construction                               --             --            --
 Land                                       23            142           165
Commercial business                      1,837          1,425         3,262
Consumer                                 7,294             --         7,294
                                        ------------------------------------
      Total loans                     $ 74,071       $ 45,525      $119,596
                                        ====================================

   Origination, Purchase, Sale and Servicing of Loans.   The Bank's lending
activities are conducted primarily through its home office and two branch offices. The Bank, from time to time, also sells mortgage loans that it originates during certain designated periods and sells loans from its portfolio and purchases participations in mortgage loans originated by other institutions. The Bank has sold one-to four-family mortgage loans during periods in which management believes market interest rates are not conducive to the Bank holding such loans in its portfolio. Additionally, the Bank may sell loans from its portfolio to, among other things, fund its commitments for loan sales when circumstances result in the Bank's inability to close loans which have been committed for sale. Historically, the substantial majority of loans sold by the Company have been sold to the Federal Home Loan Mortgage Corporation ("FHLMC"). The determination to purchase participations in specific loans or pools of loans is based upon criteria substantially similar to the Bank's underwriting policies which consider the financial condition of the borrower, the location of the underlying property and the appraised value of the property, among other factors.

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

   The following table sets forth consolidated loan originations, purchases, sales and principal repayments information for the periods indicated.



                                      Year Ended December 31,
                          ------------------------------------------------
                                 2000           1999            1998
                          ------------------------------------------------
                                           (in thousands)

Gross Loans (1)
Beginning balance           $ 128,431       $ 122,672       $ 112,312
 Loans originated:
  One-to four-family           15,814          12,000          16,138
  Multifamily residential       3,699           3,315           3,957
  Commercial real estate        3,755           4,230           3,863
  Construction                  1,150           1,387           6,466
  Land                             --             154              --
  Commercial business          10,615           9,809          19,369
  Consumer                      9,403           9,448           9,704
                            ----------------------------------------------
   Total loans originated      44,436          40,343          59,497
                            ----------------------------------------------
   Total                      172,867         163,015         171,809

Less:
  Transfer to real
     estate owned                  --              --              --
  Principal repayments        (39,247)        (34,584)        (49,093)
  Sales of loans                   --              --             (44)
                              --------------------------------------------
Total loans, gross          $ 133,620       $ 128,431       $ 122,672
                            ==============================================

    (1) Gross loans include loans receivable, net of loan origination fees, deferred loan fees, and unamortized premiums and discounts.

   One-to Four-Family Mortgage Lending. The Bank offers both fixed rate and adjustable rate mortgage loans secured by one-to four-family residences, primarily owner-occupied, located in the Bank's primary market area, with maturities up to thirty years. Substantially all of such loans are secured by property located in Champaign County, Illinois. Loan originations are generally obtained from existing or past customers and members of the local community.

   At December 31, 2000, total consolidated gross loans outstanding were $133.6 million, of which $77.0 million or 57.6% were one-to four-family residential mortgage loans. Of the one-to four-family residential mortgage loans outstanding at that date, 74.3% were fixed-rate loans, and 25.7% were adjustable-rate mortgage loans. The interest rate for the majority of the Bank's adjustable-rate mortgage loans adjusts periodically based upon a spread above the one year U.S. Treasury index. The Bank currently offers a number of adjustable-rate mortgage loan programs with interest rates which adjust annually, either from the outset of the loan or after a 3, 5 or 7-year initial period in which the loan has a fixed rate. Such interest rate adjustments are limited to a 2% annual adjustment cap and a 6% life-of-the-loan cap.


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

   The Bank's policy is to originate one-to four-family residential mortgage loans in amounts up to 80% of the lower of the appraised value or the selling price of the property securing the loan and up to 95% of the appraised value or selling price if private mortgage insurance is obtained. Mortgage loans originated by the Bank generally include due-on-sale clauses which provide the Bank with the contractual right to deem the loan immediately due and payable in the event the borrower transfers ownership of the property without the Bank's consent. Due-on-sale clauses are an important means of adjusting the rates on the Bank's fixed-rate mortgage loan portfolio and the Bank has generally exercised its rights under these clauses.

   Multifamily Lending. The Company and the Bank originate fixed and adjustable-rate multifamily residential mortgage loans generally secured by multiple unit apartment and university housing buildings located in the Company's and Bank's primary market area. At December 31, 2000, the consolidated multifamily loan portfolio was $19.8 million, or 14.8% of total gross loans. In reaching its decision on whether to make a multifamily loan, management considers the qualifications of the borrower as well as the underlying property. The factors considered include: the net operating income of the mortgaged premises before debt service and depreciation; the debt service ratio (the ratio of net earnings to debt service); and the ratio of loan amount to appraised value. Pursuant to the Company's and the Bank's underwriting policies, an adjustable-rate multifamily mortgage loan may only be made in an amount up to 80% of the appraised value of the underlying property. In addition, the Company and the Bank generally require a debt service ratio of at least 1.2% and the personal guarantee of the borrower. Properties securing a loan are appraised by an independent appraiser and title insurance is required on all loans.

   When evaluating the qualifications of the borrower for a multifamily loan, management considers the financial resources and income level of the borrower, the borrower's experience in owning or managing similar property and the previous lending experience with the borrower. The Company and the Bank's underwriting policies require that the borrower be able to demonstrate strong management skills and the ability to maintain the property from current rental income. The borrower should also present evidence of the ability to repay the mortgage and a history of making mortgage payments on a timely basis. In making its assessment of the creditworthiness of the borrower, management generally reviews the financial statements, employment and credit history of the borrower, as well as other related documentation. The largest multifamily loan at December 31, 2000 is a ten year fixed rate loan with an outstanding balance of $5.6 million which is secured by an apartment complex.

   Loans secured by apartment buildings and other multifamily residential properties generally involve larger principal amounts and a greater degree of risk than one-to four-family residential mortgage loans. Because payments on loans secured by multifamily properties are often dependent on successful operation or management of the properties, repayment of such loans may be subject to a greater extent to adverse conditions in the real estate market or the economy. The Company and the Bank seek to minimize these risks through their underwriting policies, which require such loans to be qualified at origination on the basis of the property's income and debt coverage ratio. As part of its operating strategy, the Bank intends to increase its multifamily lending in its primary market area.

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

   These loans may be made with terms up to 30 years, fully amortized, and are generally offered at interest rates which adjust in accordance with the prime rate as reported in the Wall Street Journal. The Bank's underwriting standards and procedures are similar to those applicable to its multifamily loans, whereby the Bank considers the net operating income of the property and the borrower's expertise, credit history and profitability. The Bank has generally required that the properties securing commercial real estate loans have debt service coverage ratios of at least 1.2% to 1.5%. The largest commercial real estate loan in the Bank's portfolio at December 31, 2000, was a $1.6 million, five year adjustable rate, loan which was originated in February, 1998 and is secured by a multi tenant warehouse facility. At December 31, 2000, the consolidated commercial real estate loan portfolio totaled approximately $17.3 million or 12.9% of total consolidated gross loans. As part of its operating strategy, the Bank intends to increase its commercial real estate lending in its primary market area.

   Loans secured by commercial real estate properties, like multifamily loans, usually involve larger principal amounts and, generally, the interest rate on these loans is initially fixed for between one and five years and adjusts between one and five years thereafter. The Bank currently has no mortgage loans that are subject to negative amortization.

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

   Construction and Land Development Lending. The Bank originates loans for the acquisition and development of property to contractors and individuals in its primary market area. The Bank has made construction loans primarily to finance the construction of one-to four-family, owner-occupied residential properties and multifamily properties. These loans generally have maturities of one year or less. Loans for the construction of one-to four-family residences may be made in amounts up to 80% of the appraised value of the property or up to 95% of the appraised value of the property with private mortgage insurance. Loans for the construction of commercial and multifamily properties may be made in amounts up to 80% of the appraised value of the property, subject to the Bank's current limitation on loans-to-one-borrower.
   The Bank generally requires personal guarantees and may require an irrevocable takeout commitment from a generally recognized lender for an amount equal to or greater than the amount of the loan. Loan proceeds are disbursed in increments as construction progresses and as inspections warrant. Land development loans are determined on an individual basis, but generally they do not exceed 70% of the actual cost or current appraised value of the property, whichever is less. The largest construction loan in the Bank's portfolio at December 31, 2000 was a $303,000 loan originated in October 2000. The interest rate on the loan is fixed and the loan matures in February 2001. The loan is secured by a single family residence. At December 31, 2000, the consolidated total of construction and land development loans was $1.2 million, which amounted to 0.9% of the consolidated total loan portfolio.

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

   Commercial Lending. The Company and Bank also offer secured and unsecured commercial business loans. At December 31, 2000, consolidated commercial business loans totaled $6.6 million, or 4.9% of the total loan portfolio. Commercial business loans consist of credit lines to support fluctuations in accounts receivable and inventory, conventional term loans, including both "owner-occupied" and "investment" real estate loans, working capital loans, business acquisition loans and small business loans. The Bank's policy is to generally make fixed-rate and variable rate commercial loans with terms of from 1 to 5 years. In making commercial loans, management considers primarily the value of the collateral if the loan is secured, the financial history and resources of the borrower, the borrower's ability to repay the loan out of net operating income and the lending history with the borrower. The Company's and Bank's policies have been generally to require the personal guarantee of all principal shareholders or partners for loans to corporations or partnerships, and an annual personal financial statement from all guarantors. The largest commercial loan or commercial credit relationship consisted of a fixed rate commercial loan which totaled $577,000 at December 31, 2000, and was secured by farmland.

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

   Consumer Lending. The Bank has developed a consumer loan program to offer loans on a short term basis, generally up to five years, thereby reducing its interest rate risk exposure. The Bank's portfolio of consumer loans includes a combination of automobile, marine, home improvement, recreation, home equity loans, credit cards loans and overdraft protection loans. As of December 31, 2000, the Bank's consumer loans amounted to $11.6 million or 8.7% of the total loan portfolio. Consumer loans are generally originated in the Bank's primary market area and generally have maturities of one to five years. Consumer loans may be collateralized by personal property or secondary encumbrances on real estate. Unsecured consumer loans are generally made with a maximum maturity of 48 months.

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

   Consumer loans entail greater risks than one-to four-family residential mortgage loans, particularly consumer loans that are secured by rapidly depreciable assets such as automobiles or that are unsecured. In such cases, repossessed collateral for a defaulted loan may not provide an adequate source of repayment of the outstanding loan balance, since there is a greater likelihood of damage, loss or depreciation of the underlying collateral. Further, consumer loan collections are dependent on the borrower's continuing financial stability, and therefore are more likely to be adversely affected by job loss, divorce, illness or personal bankruptcy. Finally, the application of various federal and state laws, including federal bankruptcy and insolvency laws, may limit the amount which can be recovered on such loans in the event of a default. At December 31, 2000, the Bank had no consumer loans 90 days or more delinquent. As part of its operating strategy, the Bank intends to increase the level of its consumer lending in its primary market area.

   Loan Approval Procedures and Authority.  The respective Boards of
Directors authorize the lending activities of the Company and the Bank and establish the lending policies. The Board of Directors of the Bank has authorized the following persons to approve loans up to the amounts indicated: Loans in the amount of $150,000 for secured loans and $75,000 for unsecured loans may be approved by the President or Senior Vice President of Lending. One-to four-family residential mortgage loans in an amount not exceeding the maximum amount saleable to the secondary market (such amount currently is $275,000) may be approved by specified officers within the lending department. All other loan commitments or renewals in excess of the maximum amount saleable to the secondary market must be referred to and approved by the Bank's Loan Committee, which is made up of three directors, the President and the Senior Vice President of Lending.

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

   Loan Servicing. The Bank also services mortgage loans for others. Loan servicing includes collecting and remitting loan payments, accounting for principal and interest, making inspections as required of mortgaged premises, contacting delinquent mortgagors, supervising foreclosures and property dispositions in the event of unremedied defaults, making certain insurance and tax payments on behalf of the borrowers and generally administering the loans. At December 31, 2000 the Bank was servicing $5.2 million of loans for others.

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

   The Bank's Loan Committee reviews and classifies the Bank's loans on a monthly basis and reports the results of its reviews to the Board of Directors. The Bank classifies loans in accordance with the management guidelines described above. At December 31, 2000, the Bank had no other real estate as a result of foreclosure, which is generally classified as Substandard. At December 31, 2000, the Bank had $84,000 in assets classified as Watch, $360,000 classified as Substandard, $53,000 classified as Doubtful, and zero classified as Loss.

   The following table sets forth delinquencies in the Bank's loan portfolio as of the dates indicated



                                              At December 31, 2000                        At December 31, 1999
                                   --------------------------------------------------------------------------------------
                                         60-89 Days          90 Days or More        60-89 Days        90 Days or More
                                   --------------------------------------------------------------------------------------
                                               Principal             Principal            Principal             Principal
                                     Number     Balance    Number     Balance   Number     Balance    Number     Balance
                                    of Loans   of Loans   of Loans   of Loans  of Loans   of Loans   of Loans   of Loans
                                   --------------------------------------------------------------------------------------
                                                                     (dollars in thousands)
 One-to four-family residential          4      $ 273         3        $  48        3        $  41        4     $    92
 Multifamily residential                --         --        --           --       --           --       --          --
 Commercial real estate                 --         --        --           --       --           --       --          --
 Construction and land                  --         --        --           --       --           --       --          --
 Commercial business                    --         --         1          259       --           --        1         375
 Consumer                                1         10        --           --        1            1        1           1
                                   --------------------------------------------------------------------------------------
    Total                                5      $ 283         4      $   307        4        $  42        6     $   468
 Delinquent loans to total         ======================================================================================
    gross loans                                  0.21%                  0.23%                 0.03%                0.36%
                                   ======================================================================================
                                                                                      At December 31, 1998
                                                                       -------------------------------------------------
                                                                            60-89 Days                90 Days or More
                                                                       -------------------------------------------------
                                                                                   Principal                   Principal
                                                                         Number     Balance       Number        Balance
                                                                        of Loans   of Loans      of Loans      of Loans
                                                                       -------------------------------------------------
                                                                                     (dollars in thousands)
 One-to four-family residential                                             7       $ 170            5       $     95
 Multifamily residential                                                   --          --           --             --
 Commercial real estate                                                    --          --           --             --
 Construction and land                                                      1         168           --             --
 Commercial business                                                        1          20            1          1,363
 Consumer                                                                   3           3            1             14
                                                                       -------------------------------------------------
    Total                                                                  12       $ 361            7       $  1,472
 Delinquent loans to total                                             =================================================
    gross loans                                                                      0.29%                       1.20%
                                                                       =================================================


   The one commercial business loan totaling $259,000 which was 90 days or more past due at December 31, 2000 became 90 days or more delinquent during the fourth quarter of 1998. At December 31, 1998, the balance of this loan was $1.36 million. In January 1999, the borrower involved in this nonperforming loan filed Chapter 11, or business reorganization bankruptcy. In the second quarter of 1999, the reorganization plan changed to a liquidation of assets arrangement. The loan is secured by business assets and guaranteed by the owner. During 1999, the Company collected $185,000 in principal payments from this borrower and charged off $800,000 of the loan. During 2000, the Company collected $26,000 in principal payments and charged off $90,000 during the third quarter. The remaining balance of the loan is $259,000, and is classified as substandard at December 31, 2000. The total $259,000 is considered impaired as of December 31, 2000. Repayment of the remaining balance is expected from the sale of business assets of the borrower and personal assets of the guarantor. Company management continues to work closely with attorneys to determine appropriate actions regarding this loan.

   One one-to four-family loan totaling $34,000 at December 31, 2000, was delinquent greater than 90 days at both December 31, 2000 and December 31, 1999. This borrower has been making their monthly or periodic required payments; however, this borrower is habitually delinquent.

   Nonaccrual and Past Due Loans. The following table sets forth information regarding loans contractually past due 90 days or more. At December 31, 2000, there were no troubled-debt restructured loans within the meaning of Statement of Financial Accounting Standards No. 15 and no foreclosed properties classified as real estate owned. The one commercial business loan totaling $259,000 was on nonaccrual at December 31, 2000. At December 31, 2000, there were three accruing loans past due 90 days or more. The Bank continues to accrue interest on loans which are past due unless ultimate collection of all principal and interest is in doubt.


                                                   -----------------------------------------------------------------
                                                     Dec 31,       Dec 31,      Dec 31,       Dec 31,      Dec 31,
                                                       2000          1999         1996          1997         1996
                                                   -----------------------------------------------------------------
                                                                         (dollars in thousands)
 Loans contractually past due 90 days or more       $   307       $   468      $ 1,472        $  392        $  177
                                                   =================================================================
 Allowance for loan losses as a percent
   of loans (1)                                        0.67%         0.55%        0.75%         0.44%         0.41%
 Allowance for loan losses as a percent of
   non-performing loans                              289.58%       150.21%       62.84%       126.79%       211.30%
 Non-performing loans as a percent of loans (1)        0.23%         0.36%        1.20%         0.35%         0.13%
 Non-performing assets as a percent of total
   assets                                              0.19%         0.30%        0.94%         0.28%         0.09%


 ---------------------------
(1) Loans include gross loans less loans in process, undisbursed loan proceeds and deferred loan origination fees and discounts.




   Allowance for Loan Losses. The allowance for loan losses is established through a provision for loan losses based on management's evaluation of the risks inherent in the loan portfolio and the general economy. The allowance for loan losses is maintained at an amount management considers adequate to cover estimated losses in loans receivable which are deemed probable and can be estimated based on information available to management at such time.
While management believes the allowance for loan losses is sufficient to cover losses inherent in its loan portfolio at this time, no assurances can be given that the level of the allowance for loan losses will be sufficient to cover future loan losses incurred or that future adjustments to the allowance for loan losses will not be necessary if economic and other conditions differ substantially from the economic and other conditions used by management to determine the current level of the allowance for loan losses. The allowance is based upon a number of factors, including asset classifications, economic trends, industry experience and trends, industry and geographic concentrations, estimated collateral values, management's assessments of the credit risk inherent in the portfolio, historical loan loss experience, and the Bank's underwriting policies. As of December 31, 2000 and 1999, the allowance for loan losses was 0.67% and 0.55%, respectively, of total loans. Management will continue to monitor and modify the allowance for loan losses as conditions dictate. Various regulatory agencies, as an integral part of their examination process, periodically review the allowance for loan losses. These agencies may require additional valuation allowances, based on their judgments of the information available at the time of the examination.

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

   The following table sets forth activity in the allowance for loan losses for the periods set forth in the table.


                                          ---------------------------------------------------------------
                                              Dec 31,      Dec 31,       Dec 31,    Dec 31,    Dec 31,
                                               2000         1999          1998       1997       1996
                                          ---------------------------------------------------------------
                                                                (Dollars in thousands)
 Balance at beginning of year                 $ 703        $ 925         $ 497      $ 374       $ 231
 Provision for loan losses                      300          573           456        156         325
 Charge-offs:
   One-to four-family residential                --           --            --         --          --
   Multifamily residential                       --           --            --         --          --
   Commercial real estate                        --           --            --         --          --
   Construction and land                         --           --            --         --          --
   Commercial business                          116          800            --         20          35
   Consumer                                      15            1            36         18         151
                                           --------------------------------------------------------------
    Total charge-offs                           131          801            36         38         186
                                           --------------------------------------------------------------
 Recoveries:
   One-to four-family residential                --           --            --         --          --
   Multifamily residential                       --           --            --         --          --
   Commercial real estate                        --           --            --         --          --
   Construction and land                         --           --            --         --          --
   Commercial business                            2            5             6         --          --
   Consumer                                      15            1             2          5           4
                                           --------------------------------------------------------------
    Total recoveries                             17            6             8          5           4
                                           --------------------------------------------------------------
 Net charge-offs                                114          795            28         33         182
                                           --------------------------------------------------------------
 Balance at end of period                     $ 889        $ 703         $ 925      $ 497       $ 374
                                           ==============================================================
 Ratio of net charge-offs during the
   period to average loans outstanding
   during the period                           0.09%        0.63%         0.02%      0.03%       0.22%
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


                             -------------------------------------------------------------------------------------
                                       Amount of Allowance and Percentage of Allowance to Total Allowance
                             -------------------------------------------------------------------------------------
                               Dec 31, 2000     Dec 31, 1999     Dec 31, 1998     Dec 31, 1997     Dec 31, 1996
                              --------------   --------------   --------------   --------------    --------------
                              Amount Percent   Amount Percent   Amount Percent   Amount Percent    Amount Percent
                              ------ -------   ------ -------   ------ -------   ------ -------    ------ -------
                                                            (dollars in thousands)
 One-to four-
   family residential         $ 166   18.67%   $  74   10.53%   $  73    7.89%   $  64   12.88%    $  61   16.31%
 Multifamily residential        155   17.44       20    2.84       18    1.95       20    4.02        11    2.94
 Commercial real estate         164   18.45       19    2.70       16    1.73       11    2.21        11    2.94
 Construction and land           13    1.46        2    0.28        4    0.43        4    0.81         4    1.07
 Commercial business             77    8.66      321   45.67      571   61.73      194   39.03       141   37.70
 Consumer                       314   35.32      267   37.98      243   26.27      204   41.05       146   39.04
                             -----------------------------------------------------------------------------------
                              $ 889  100.00%   $ 703  100.00%   $ 925  100.00%   $ 497  100.00%    $ 374  100.00%
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

   At December 31, 2000, the Bank had $6.1 million in investment securities consisting of $3.0 million invested in Federal agency securities, all classified as available for sale, $1.8 million in GNMA mortgage-backed securities and $900,000 in FNMA mortgage-backed securities and $425,000 invested in local municipal securities. The mortgage-backed securities and municipal securities are all classified as held to maturity.

   The following table sets forth certain information regarding the carrying and market value of the Company's and the Bank's short-term investments and securities at the dates indicated.


                                  --------------------------------------------------------------------
                                       Dec 31, 2000           Dec 31, 1999          Dec 31, 1998
                                  --------------------------------------------------------------------
                                   Amortized     Fair     Amortized     Fair     Amortized    Fair
                                     Cost        Value       Cost       Value       Cost      Value
                                  --------------------------------------------------------------------
                                                             (in thousands)
 Federated Liquid Cash Fund         $   500    $   500     $ 1,466    $ 1,466     $ 9,941   $ 9,941
                                  ====================================================================

 Securities:
   Held to maturity:
    Mortgage-Backed securities      $ 2,728    $ 2,691     $ 2,937    $ 2,817     $ 1,000   $ 1,002
    Obligations of states and
     political subdivisions             425        425         526        521         977       986
                                  --------------------------------------------------------------------
      Total held to maturity          3,153      3,116       3,463      3,338       1,977     1,988
                                  --------------------------------------------------------------------
   Available for sale:
    U.S. Treasury and
     Agency obligations               3,000      3,009       3,000      2,977       1,000     1,001
                                  --------------------------------------------------------------------
       Total available for sale       3,000      3,009       3,000      2,977       1,000     1,001
                                  --------------------------------------------------------------------
       Total                        $ 6,153    $ 6,125     $ 6,463    $ 6,315     $ 2,977   $ 2,989
                                  ====================================================================


  The following table sets forth certain information regarding the carrying value, weighted average yields and contractual maturities of the Company's and the Bank's short-term investments and securities as of December 31, 2000.


                                                       At December 31, 2000
                          ---------------------------------------------------------------------------------------------------------
                                                  More than One          More than Five        More than Ten
                            One Year or Less    Year to Five Years     Years to Ten Years         Years               Total
                          ---------------------------------------------------------------------------------------------------------
                                     Weighted              Weighted              Weighted             Weighted             Weighted
                           Carrying   Average    Carrying   Average    Carrying   Average    Carrying  Average    Carrying  Average
                             Value     Yield       Value     Yield      Value      Yield      Value     Yield      Value    Yield
                          ---------------------------------------------------------------------------------------------------------
                                                         (dollars in thousands)
Federated Liquid Cash
  Fund                    $    500     5.79%    $     --       --%    $    --       --%     $    --      --%    $    500     5.79%
                          =========================================================================================================
Securities:
 Held to maturity:
  Mortgage-Backed
   Securities                   --       --%    $     --       --%    $    --       --%     $ 2,728    6.84%    $  2,728     6.84%
  Obligations of states
   and political
   subdivisions(1)             425     3.74           --       --          --       --           --      --          425     3.74
 Available for sale:
  U.S. Treasury and
   Agency obligations           --        --       3,009     6.56          --       --           --      --        3,009     6.56
                          ---------------------------------------------------------------------------------------------------------
      Total securities    $    425     3.74%    $  3,009     6.56%    $    --       --%     $ 2,728    6.84%    $  6,162     6.49%
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

   Deposits. The Bank offers a variety of deposit accounts with a range of interest rates and terms. For the fiscal year ended December 31, 2000, average certificates of deposit were $72.6 million and were 59.6% of total average deposits of $121.9 million. Average deposits were $122.1 million for the year ended December 31, 1999. The flow of deposits is influenced significantly by general economic conditions, changes in money market rates, prevailing interest rates and competition. The Bank's deposits are obtained predominately from the areas in which its branch offices are located. The Bank relies primarily on customer service and long-standing relationships with customers to attract and retain these deposits; however, market interest rates and rates offered by competing financial institutions significantly affect the Bank's ability to attract and retain deposits. From time to time, the Bank solicits certificate accounts in excess of $100,000.

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

   At December 31, 2000, the Bank had $8.9 million in certificate accounts in amounts of $100,000 or more maturing as follows:

                                                  Amount         Weighted
      Maturity Period                         (in thousands)   Average Rate
     ----------------                             -------      ------------
Three months or less                              $ 1,989         5.75%
Over three through six months                       1,269         5.99%
Over six months through 12 months                   2,369         6.40%
Over 12 months                                      3,274         6.44%
                                                  -------
 Total                                           $  8,901         6.21%
                                                  ========================


   The following table sets forth the distribution of the Bank's average deposit accounts for the periods indicated and the weighted average interest rates on each category presented.



                               ---------------------------------------------------------------------------------------------------
                                     December 31, 2000                 December 31, 1999                December 31, 1998
                               ---------------------------------------------------------------------------------------------------
                                           Percent                           Percent                           Percent
                                           of Total   Weighted               of Total   Weighted               of Total   Weighted
                                Average    Average    Average     Average    Average    Average     Average    Average    Average
                                Balance    Deposits     Rate      Balance    Deposits     Rate      Balance    Deposits    Rate
                                -------    ---------  --------    --------   ---------  --------    -------    --------  --------
                                                                      (dollars in thousands)
 Money market deposits         $  9,946       8.16%      3.33%    $  8,783     7.19%     3.03%     $  7,577      6.49%      2.92%
 Passbook deposits               14,441      11.85       2.00       15,141    12.40      2.01        14,912     12.76       2.00
 NOW and other demand deposits   15,907      13.05       1.49       15,432    12.64      1.49        14,259     12.21       1.55
 Non-interest bearing deposits    8,979       7.36       0.00        7,552     6.18      0.00         6,591      5.64       0.00
                                -------     ------                  ------   ------                 -------    ------
    Total                        49,273      40.42       1.74%      46,908    38.41      1.71%       43,339     37.10       1.76%
                                -------     ------       ====       ------   ------      ====       -------    ------       ====
 Certificates accounts
   Three months or less             241        .20       3.53%         347      .28      3.55%          218       .19       3.93%
   Over three through six months 13,976      11.47       5.32       20,260    16.59      4.93        17,637     15.10       5.38
   Over six through 12 months    10,618       8.71       5.39       13,280    10.87      4.94        13,193     11.29       5.41
   Over one to three years       35,456      29.09       5.81       28,589    23.41      5.54        31,670     27.11       5.88
   Over three to five years       7,041       5.77       6.02        7,176     5.88      6.04         5,496      4.71       6.18
   Over five to ten years         5,288       4.34       6.68        5,572     4.56      6.68         5,271      4.50       6.75
                                -------     ------                 -------   ------                 -------    ------
    Total certificates           72,620      59.58       5.73%      75,224    61.59      5.39%       73,485     62.90       5.74%
                                -------     ------       ====      -------   ------      ====       -------    ------       ====
    Total average deposits     $121,893     100.00%               $122,132   100.00%               $116,824    100.00%
                                =======     ======                 =======   ======                 =======    ======



   The following table presents, by various categories, the amount of certificate accounts outstanding at the dates indicated and the periods to maturity of the certificate accounts outstanding at December 31, 2000.


                               Period to Maturity from December 31, 2000
                          ------------------------------------------------------------
                                                                                           At         At         At
                          Less than     One to       Two to      Three to    Over Four   Dec 31,    Dec 31,    Dec 31,
                           One Year   Two Years   Three Years   Four Years     Years      2000       1999       1998
                          ---------   ---------   -----------   ----------   ---------   ------     ------     ------
                                                        (in thousands)
 Certificate accounts:
   0 to 4.00%              $   220    $    --       $    --       $    --     $    --   $   220    $   303    $   322
   4.01% to 5.00%            6,317        455            --            --          --     6,772     27,621     13,613
   5.01% to 6.00%           14,801      4,935         1,695           464         284    22,179     27,055     46,757
   6.01% to 7.00%           24,642     10,376           433         2,086       2,934    40,471     19,254     14,800
   7.01% to 8.00%               --        427           988           291          --     1,706        100        100
                           ------------------------------------------------------------------------------------------
    Total                  $45,980    $16,193       $ 3,116       $ 2,841     $ 3,218   $71,348    $74,333    $75,592
                           ===========================================================================================



   At December 31, 2000, the Bank had $14.0 million in advances from the FHLB and had no other borrowings. The Bank may obtain advances from the FHLB as part of its operating strategy. The maximum amount that the FHLB will advance to member institutions, including the Bank, fluctuates from time to time in accordance with the policies of the OTS and the FHLB.

   The following schedule presents FHLB advances at December 31, 2000 by maturity date:


    Date                   Fixed                      First
     of       Interest      or        Maturity        Call          Amount
   Advance      Rate     Variable       Date          Date      (in thousands)
------------------------------------------------------------------------------
November 2000   6.88%      Fixed    January 2001   non callable   $  2,000
October  2000   6.74       Fixed    April   2001   non callable      1,500
October  2000   6.70     Variable   October 2001   non callable      1,500
December 2000   5.97       Fixed    June    2002   non callable      1,000
October  2000   6.58     Variable   October 2002   non callable      3,000
January  2000   4.30       Fixed    October 2008   October 2001      5,000
                                                                  --------
                                                                  $ 14,000
                                                                  ========


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

   The following table sets forth certain information regarding the Company's and Bank's borrowed funds at or for the periods ended on the dates indicated:




                                                                   At or for the Year Ended:

                                          December 31, 2000            December 31, 1999              December 31, 1998
                                         -------------------          -------------------            ------------------
                                                                    (Dollars in thousands)

 Loans sold under repurchase agreement:
   Average balance outstanding                  $    --                     $ 1,422                       $ 1,167
                                                =======                     =======                        ======
   Maximum amount outstanding at any
    month-end during the period                 $    --                     $ 2,500                       $ 2,000
                                                =======                     =======                       =======
   Balance outstanding at end of period         $    --                     $    --                       $ 2,000
                                                =======                     =======                       =======
   Weighted average interest rate
    during the period                                --%                      6.19%                         5.83%
                                                =======                     =======                       =======
   Weighted average interest rate
    at end of period                                 --%                        --%                         6.00%
                                                =======                     =======                       =======


 FHLB advances:
   Average balance outstanding                  $10,341                     $ 7,234                       $ 1,776
                                                =======                     =======                       =======
   Maximum amount outstanding at any
    month-end during the period                 $14,000                     $ 8,000                       $ 7,000
                                                =======                     =======                       =======
   Balance outstanding at end of period         $14,000                     $ 8,000                       $ 7,000
                                                =======                     =======                       =======
   Weighted average interest rate
    during the period                              5.36%                      4.69%                         4.73%
                                                =======                     =======                       =======
   Weighted average interest rate
    at end of period                               5.79%                      4.70%                         4.59%
                                                =======                     =======                       =======
</TABLE

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

Personnel

   As of December 31, 2000, the Company, including the Bank and PASC, had 62 full-time employees and 26 part-time employees. The employees are not represented by a collective bargaining unit, and the Company considers its relationship with its employees to be good.


                  INFORMATION REGARDING SUBSIDIARY ACTIVITIES

Description of Business

   The Bank's wholly-owned subsidiary, PASC, is currently engaged on an agency basis in brokerage services through a third-party broker dealer, Scout
Brokerage Services, Inc. and in the sale of tax-deferred annuity products, primarily to customers of the Bank and members of the local community. In
September 1997, PASC formed the GTPS Insurance Agency ("Agency") to provide insurance related products to customers. The Agency sells a variety of insurance products to both individuals and businesses, including life, health, automobile, property and casualty insurance. The revenue generated by PASC is dependent upon maintaining relationships with the current insurance and brokerage providers. As of December 31, 2000 and 1999, PASC had total assets of $888,000 and $835,000, respectively. For the year ended
December 31, 2000, PASC had total revenues of $908,000 which was 7.0% of total consolidated revenues (prior to the elimination on a consolidated basis of inter-company transactions) and net income of $131,000, which was 13.3% of total consolidated net income. For the year ended December 31, 1999, PASC had total revenues of $777,000 which was 6.1% of total consolidated revenues
(prior to the elimination on a consolidated basis of inter-company transactions) and net income of $73,000, which was 11.3% of total consolidated net income.





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


REGULATION AND SUPERVISION

General

	As a savings and loan holding company, the Company is required by federal law to file reports with, and otherwise comply with, the rules and regulations of the Office of Thrift Supervision. The Bank is subject to extensive regulation, examination and supervision by the Office of Thrift
Supervision, as its primary federal regulator, and the Federal Deposit
Insurance Corporation, as the deposit insurer. The Bank is a member of the Federal Home Loan Bank System and, with respect to deposit insurance, of the Savings Association Insurance Fund managed by the Federal Deposit Insurance
Corporation.  The Bank must file reports with the Office of Thrift
Supervision and the Federal Deposit Insurance Corporation concerning its activities and financial condition in addition to obtaining regulatory approvals prior to entering into certain transactions such as mergers with, or acquisitions of, other savings institutions. The Office of Thrift
Supervision and/or the Federal Deposit Insurance Corporation conduct periodic examinations to test the Bank's safety and soundness and compliance with various regulatory requirements. This regulation and supervision establishes a comprehensive framework of activities in which an institution can engage and is intended primarily for the protection of the insurance fund and depositors. The regulatory structure also gives the regulatory authorities extensive discretion in connection with their supervisory and enforcement activities and examination policies, including policies with respect to the classification of assets and the establishment of adequate loan loss reserves for regulatory purposes. Any change in such regulatory requirements and policies, whether by the Office of Thrift Supervision, the Federal Deposit
Insurance Corporation or the Congress, could have a material adverse impact on the Company, the Bank and their operations. Certain of the regulatory requirements applicable to the Bank and to the Company are referred to below or elsewhere herein. The description of statutory provisions and regulations applicable to savings institutions and their holding companies set forth in this Form 10-KSB does not purport to be a complete description of such statutes and regulations and their effects on the Bank and the Company.

Holding Company Regulation

	The Company is a nondiversified unitary savings and loan holding company within the meaning of federal law. Under prior law, a unitary savings and loan holding company, such as the Company was not generally restricted as to the types of business activities in which it may engage, provided that the Bank continued to be a qualified thrift lender. See
"Federal Savings Institution Regulation - QTL Test."  The Gramm-Leach-Bliley
Act of 1999 provides that no company may acquire control of a savings association after May 4, 1999 unless it engages only in the financial activities permitted for financial holding companies under the law or for multiple savings and loan holding companies as described below. Further, the Gramm-Leach-Bliley Act specifies that existing savings and loan holding companies may only engage in such activities. The Gramm-Leach-Bliley Act, however, grandfathered the unrestricted authority for activities with respect to unitary savings and loan holding companies existing prior to May 4, 1999, so long as the Bank continues to comply with the QTL Test. The Company does qualify for the grandfather. Upon any non-supervisory acquisition by the Company of another savings institution or savings bank that meets the qualified thrift lender test and is deemed to be a savings institution by the Office of Thrift Supervision, the Company would become a multiple savings and loan holding company (if the acquired institution is held as a separate subsidiary) and would generally be limited to activities permissible for bank holding companies under Section 4(c)(8) of the Bank Holding Company Act, subject to the prior approval of the Office of Thrift Supervision, and certain activities authorized by Office of Thrift Supervision regulation.

	A savings and loan holding company is prohibited from, directly or indirectly, acquiring more than 5% of the voting stock of another savings institution or savings and loan holding company, without prior written approval of the Office of Thrift Supervision and from acquiring or retaining control of a depository institution that is not insured by the Federal
Deposit Insurance Corporation. In evaluating applications by holding companies to acquire savings institutions, the Office of Thrift Supervision considers the financial and managerial resources and future prospects of the Company and institution involved, the effect of the acquisition on the risk to the deposit insurance funds, the convenience and needs of the community and competitive factors.

	The Office of Thrift Supervision may not approve any acquisition that would result in a multiple savings and loan holding company controlling savings institutions in more than one state, subject to two exceptions: (i) the approval of interstate supervisory acquisitions by savings and loan holding companies and (ii) the acquisition of a savings institution in another state if the laws of the state of the target savings institution specifically permit such acquisitions. The states vary in the extent to which they permit interstate savings and loan holding company acquisitions.

	Although savings and loan holding companies are not subject to specific capital requirements or specific restrictions on the payment of dividends or other capital distributions, federal regulations do prescribe such restrictions on subsidiary savings institutions as described below. The Bank must notify the Office of Thrift Supervision 30 days before declaring any dividend to the Company. In addition, the financial impact of a holding company on its subsidiary institution is a matter that is evaluated by the Office of Thrift Supervision and the agency has authority to order cessation of activities or divestiture of subsidiaries deemed to pose a threat to the safety and soundness of the institution.

	Acquisition of the Company.  Under the Federal Change in Bank Control
Act ("CIBCA"), a notice must be submitted to the Office of Thrift Supervision if any person (including a company), or group acting in concert, seeks to acquire 10% or more of the Company's outstanding voting stock, unless the Office of Thrift Supervision has found that the acquisition will not result in a change of control of the Company. Under the CIBCA, the Office of Thrift
Supervision has 60 days from the filing of a complete notice to act, taking into consideration certain factors, including the financial and managerial resources of the acquiror and the anti-trust effects of the acquisition. Any company that so acquires control would then be subject to regulation as a savings and loan holding company.


Federal Savings Institution Regulation

	Business Activities. The activities of federal savings institutions are governed by federal law and regulations. These laws and regulations delineate the nature and extent of the activities in which federal associations may engage. In particular, many types of lending authority for federal association, e.g., commercial, non-residential real property loans and consumer loans, are limited to a specified percentage of the institution's capital or assets.

	Capital Requirements. The Office of Thrift Supervision capital regulations require savings institutions to meet three minimum capital standards: a 1.5% tangible capital ratio, a 4% leverage ratio (3% for institutions receiving the highest rating on the CAMELS rating system) and an 8% risk-based capital ratio. In addition, the prompt corrective action standards discussed below also establish, in effect, a minimum 2% tangible capital standard, a 4% leverage ratio (3% for institutions receiving the highest rating on the CAMELS financial institution rating system), and, together with the risk-based capital standard itself, a 4% Tier 1 risk-based capital standard. The Office of Thrift Supervision regulations also require that, in meeting the tangible, leverage and risk-based capital standards, institutions must generally deduct investments in and loans to subsidiaries engaged in activities as principal that are not permissible for a national bank.

	The risk-based capital standard for savings institutions requires the maintenance of Tier 1 (core) and total capital (which is defined as core capital and supplementary capital) to risk-weighted assets of at least 4% and 8%, respectively. In determining the amount of risk-weighted assets, all assets, including certain off-balance sheet assets, are multiplied by a risk-weight factor of 0% to 100%, assigned by the Office of Thrift Supervision capital regulation based on the risks believed inherent in the type of asset.
Core (Tier 1) capital is defined as common stockholders' equity (including retained earnings), certain noncumulative perpetual preferred stock and related surplus, and minority interests in equity accounts of consolidated subsidiaries less intangibles other than certain mortgage servicing rights and credit card relationships. The components of supplementary capital currently include cumulative preferred stock, long-term perpetual preferred stock, mandatory convertible securities, subordinated debt and intermediate preferred stock, the allowance for loan and lease losses limited to a maximum of 1.25% of risk-weighted assets and up to 45% of unrealized gains on available-for-sale equity securities with readily determinable fair market values. Overall, the amount of supplementary capital included as part of total capital cannot exceed 100% of core capital.

	The capital regulations also incorporate an interest rate risk component. Savings institutions with "above normal" interest rate risk exposure are subject to a deduction from total capital for purposes of calculating their risk-based capital requirements. For the present time, the Office of Thrift Supervision has deferred implementation of the interest rate risk capital charge. At December 31, 2000, the Bank met each of its capital requirements.



	The following table presents the Bank's capital position at December
31, 2000.

                                                            Capital
                                          Excess     --------------------
                 Actual    Required    (Deficiency)    Actual    Required
                 --------------------------------------------------------
                                  (Dollars in thousands)

Tangible       $   9,728   $  2,257    $  7,471        6.47%      1.50%

Core
(Leverage)         9,728      6,019       3,709        6.47%      4.00%


Risk-based        10,589      7,137       3,452       11.87%      8.00%



	Prompt Corrective Regulatory Action. The Office of Thrift Supervision is required to take certain supervisory actions against undercapitalized institutions, the severity of which depends upon the institution's degree of undercapitalization. Generally, a savings institution that has a ratio of total capital to risk weighted assets of less than 8%, a ratio of Tier 1
(core) capital to risk-weighted assets of less than 4% or a ratio of core capital to total assets of less than 4% (3% or less for institutions with the highest examination rating) is considered to be "undercapitalized." A savings institution that has a total risk-based capital ratio less than 6%, a Tier 1 capital ratio of less than 3% or a leverage ratio that is less than 3% is considered to be "significantly undercapitalized" and a savings institution that has a tangible capital to assets ratio equal to or less than 2% is deemed to be "critically undercapitalized." Subject to a narrow exception, the Office of Thrift Supervision is required to appoint a receiver or conservator for an institution that is "critically undercapitalized." The regulation also provides that a capital restoration plan must be filed with the Office of Thrift Supervision within 45 days of the date a savings institution receives notice that it is "undercapitalized," "significantly undercapitalized" or "critically undercapitalized." Compliance with the plan must be guaranteed by any parent holding company. In addition, numerous mandatory supervisory actions become immediately applicable to an undercapitalized institution, including, but not limited to, increased monitoring by regulators and restrictions on growth, capital distributions and expansion. The Office of Thrift Supervision could also take any one of a number of discretionary supervisory actions, including the issuance of a capital directive and the replacement of senior executive officers and directors.

	Insurance of Deposit Accounts.   The Bank is a member of the Savings
Association Insurance Fund.  The Federal Deposit Insurance Corporation
maintains a risk-based assessment system by which institutions are assigned to one of three categories based on their capitalization and one of three subcategories based on examination ratings and other supervisory information.
An institution's assessment rate depends upon the categories to which it is assigned.  Assessment rates for Savings Association Insurance Fund member institutions are determined semiannually by the Federal Deposit Insurance
Corporation and currently range from zero basis points for the healthiest institutions to 27 basis points for the riskiest.

	The Bank's assessment rate for fiscal 2000 was zero basis points.  The
Federal Deposit Insurance Corporation has authority to increase insurance assessments. A significant increase in Savings Association Insurance Fund insurance premiums would likely have an adverse effect on the operating expenses and results of operations of the Bank. Management cannot predict what insurance assessment rates will be in the future.

	In addition to the assessment for deposit insurance, institutions are required to make payments on bonds issued in the late 1980s by the Financing
Corporation ("FICO") to recapitalize the predecessor to the Savings
Association Insurance Fund.  During 2000, FICO payments for Savings
Association Insurance Fund members approximated 2.07 basis points and the premium paid by the Bank for this period was $25,000.

	Insurance of deposits may be terminated by the Federal Deposit
Insurance Corporation upon a finding that the institution has engaged in unsafe or unsound practices, is in an unsafe or unsound condition to continue operations or has violated any applicable law, regulation, rule, order or condition imposed by the Federal Deposit Insurance Corporation or the Office of Thrift Supervision. The management of the Bank does not know of any practice, condition or violation that might lead to termination of deposit insurance.

	Loans to One Borrower. Federal law provides that savings institutions are generally subject to the limits on loans to one borrower applicable to national banks. A savings institution may not make a loan or extend credit to a single or related group of borrowers in excess of 15% of its unimpaired capital and surplus. An additional amount may be lent, equal to 10% of unimpaired capital and surplus, if secured by specified readily-marketable collateral. At December 31, 2000, the Bank's limit on loans to one borrower was $1.5 million, and the Bank's largest aggregate outstanding balance of loans to one borrower was $3.5 million.

	QTL Test. The HOLA requires savings institutions to meet a qualified thrift lender test. Under the test, a savings association is required to either qualify as a "domestic building and loan association" under the Internal Revenue Code or maintain at least 65% of its "portfolio assets"
(total assets less: (i) specified liquid assets up to 20% of total assets;
(ii) intangibles, including goodwill; and (iii) the value of property used to conduct business) in certain "qualified thrift investments" (primarily residential mortgages and related investments, including certain mortgage-backed securities) in at least 9 months out of each 12 month period.

	A savings institution that fails the qualified thrift lender test is subject to certain operating restrictions and may be required to convert to a bank charter. As of December 31, 2000, the Bank maintained 84.7% of its portfolio assets in qualified thrift investments and, therefore, met the qualified thrift lender test. Recent legislation has expanded the extent to which education loans, credit card loans and small business loans may be considered "qualified thrift investments."

	Limitation on Capital Distributions. Office of Thrift Supervision regulations impose limitations upon all capital distributions by a savings institution, including cash dividends, payments to repurchase its shares and payments to shareholders of another institution in a cash-out merger. Under the regulations, an application to and the prior approval of the Office of Thrift Supervision is required prior to any capital distribution if the institution does not meet the criteria for "expedited treatment" of applications under Office of Thrift Supervision regulations (i.e., generally, examination ratings in the two top categories), the total capital distributions for the calendar year exceed net income for that year plus the amount of retained net income for the preceding two years, the institution would be undercapitalized following the distribution or the distribution would otherwise be contrary to a statute, regulation or agreement with Office of Thrift Supervision. If an application is not required, the institution must still provide prior notice to Office of Thrift Supervision of the capital distribution if, like the Bank, it is a subsidiary of a holding company. In the event the Bank's capital fell below its regulatory requirements or the Office of Thrift Supervision notified it that it was in need of more than normal supervision, the Bank's ability to make capital distributions could be restricted. In addition, the Office of Thrift
Supervision could prohibit a proposed capital distribution by any institution, which would otherwise be permitted by the regulation, if the Office of Thrift Supervision determines that such distribution would constitute an unsafe or unsound practice.

	Liquidity. During 2000, the Bank was required to maintain an average daily balance of specified liquid assets equal to a monthly average of not less than a specified percentage of its net withdrawable deposit accounts plus short-term borrowings. This liquidity requirement was 4%. Recent legislation has eliminated the statutory liquidity requirement.

	Assessments. Savings institutions are required to pay assessments to the Office of Thrift Supervision to fund the agency's operations. The general assessments, paid on a semi-annual basis, are computed upon the savings institution's total assets, including consolidated subsidiaries, as reported in the Bank's latest quarterly thrift financial report. The assessments paid by the Bank for the fiscal year ended December 31, 2000 totaled $39,000.

	Transactions with Related Parties. The Bank's authority to engage in transactions with "affiliates" (e.g., any company that controls or is under common control with an institution, including the Company and its non-savings institution subsidiaries) is limited by federal law. The aggregate amount of covered transactions with any individual affiliate is limited to 10% of the capital and surplus of the savings institution. The aggregate amount of covered transactions with all affiliates is limited to 20% of the savings institution's capital and surplus. Certain transactions with affiliates are required to be secured by collateral in an amount and of a type described in federal law. The purchase of low quality assets from affiliates is generally prohibited. The transactions with affiliates must be on terms and under circumstances, that are at least as favorable to the institution as those prevailing at the time for comparable transactions with non-affiliated companies. In addition, savings institutions are prohibited from lending to any affiliate that is engaged in activities that are not permissible for bank holding companies and no savings institution may purchase the securities of any affiliate other than a subsidiary.

	The Bank's authority to extend credit to executive officers, directors and 10% shareholders ("insiders"), as well as entities such persons control, is also governed by federal law. Such loans are required to be made on terms substantially the same as those offered to unaffiliated individuals and not involve more than the normal risk of repayment. Recent legislation created an exception for loans made pursuant to a benefit or compensation program that is widely available to all employees of the institution and does not give preference to insiders over other employees. The law limits both the individual and aggregate amount of loans the Bank may make to insiders based, in part, on the Bank's capital position and requires certain board approval procedures to be followed.

	Enforcement. The Office of Thrift Supervision has primary enforcement responsibility over savings institutions and has the authority to bring actions against the institution and all institution-affiliated parties, including stockholders, and any attorneys, appraisers and accountants who knowingly or recklessly participate in wrongful action likely to have an adverse effect on an insured institution. Formal enforcement action may range from the issuance of a capital directive or cease and desist order to removal of officers and/or directors to institution of receivership, conservatorship or termination of deposit insurance. Civil penalties cover a wide range of violations and can amount to $25,000 per day, or even $1 million per day in especially egregious cases. The Federal Deposit Insurance
Corporation has the authority to recommend to the Director of the Office of Thrift Supervision that enforcement action to be taken with respect to a particular savings institution. If action is not taken by the Director, the Federal Deposit Insurance Corporation has authority to take such action under certain circumstances. Federal law also establishes criminal penalties for certain violations.

	Standards for Safety and Soundness. The federal banking agencies have adopted Interagency Guidelines prescribing Standards for Safety and Soundness. The guidelines set forth the safety and soundness standards that the federal banking agencies use to identify and address problems at insured depository institutions before capital becomes impaired. If the Office of Thrift Supervision determines that a savings institution fails to meet any standard prescribed by the guidelines, the Office of Thrift Supervision may require the institution to submit an acceptable plan to achieve compliance with the standard.

Federal Home Loan Bank System

	The Bank is a member of the Federal Home Loan Bank System, which consists of 12 regional Federal Home Loan Banks. The Federal Home Loan Bank provides a central credit facility primarily for member institutions. The
Bank, as a member of the Federal Home Loan Bank, is required to acquire and hold shares of capital stock in that Federal Home Loan Bank in an amount at least equal to 1.0% of the aggregate principal amount of its unpaid residential mortgage loans and similar obligations at the beginning of each year, or 1/20 of its advances (borrowings) from the Federal Home Loan Bank, whichever is greater. The Bank was in compliance with this requirement with an investment in Federal Home Loan Bank stock at December 31, 2000 of
$890,000.

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

Federal Reserve System

	The Federal Reserve Board regulations require savings institutions to maintain non-interest earning reserves against their transaction accounts
(primarily NOW and regular checking accounts). The regulations generally provide that reserves be maintained against aggregate transaction accounts as follows: a 3% reserve ratio is assessed on net transaction accounts over $5.5 million to and including $42.8 million; a 10% reserve ratio is applied above $42.8 million. The first $5 million of otherwise reservable balances are exempted from the reserve requirements. The amounts are adjusted annually. The Bank complies with the foregoing requirements.

                         FEDERAL AND STATE TAXATION

Federal Taxation

   General. The Company and the Bank report their income on a calendar year, consolidated basis and use the accrual method of accounting, and are subject to federal income taxation in the same manner as other corporations with some exceptions, including particularly the Bank's reserve for bad debts discussed below. The following discussion of tax matters is intended only as a summary and does not purport to be a comprehensive description of the tax rules applicable to the Bank or the Company. Neither the Company or the Bank have been audited by the IRS during the last seven years, which covered the tax years 1994-2000. For its 2000 taxable year, the Company and the Bank are subject to a maximum federal income tax rate of 39%.

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

   The Small Business Job Protection Act of 1996 (the "1996 Act"), which was enacted on August 20, 1996, repeals the reserve method of accounting for bad debts for tax years beginning after 1995 and requires savings institutions to recapture (i.e., take into income) certain portions of their accumulated bad debt reserves. Thrift institutions eligible to be treated as "small banks"
(assets of $500 million or less) are allowed to use the Experience Method applicable to such institutions, while thrift institutions that are treated as large banks (assets exceeding $500 million) are required to use only the specific charge-off method. Thus, the PTI Method of accounting for bad debts is no longer available for any financial institution.

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

                  EXECUTIVE OFFICERS OF THE REGISTRANT

   The following table sets forth certain information regarding the executive officers of the Company and the Bank who are not directors or Named Executive
Officers as set forth in the Registrant's Proxy Statement for the Annual
Meeting of Shareholders to be held on April 24, 2001 at pages 5 through 9.

                       Age at
     Name             12/31/00                   Position
----------------     ----------    -------------------------------------
Jane F. Adams            43            Chief Financial Officer, Secretary,
                                       Treasurer of Great American Bancorp,
                                       Inc. since April, 1995.  Senior Vice
                                       President - Finance, Secretary,
                                       Treasurer of Bank since February,
                                       1997.  Prior thereto, Vice President -
                                       Finance, Secretary, Treasurer of Bank
                                       since April, 1995. Secretary,
                                       Treasurer of PASC since April, 1995.
                                       Prior to April, 1995, Vice President
                                       and Controller, Champaign National
                                       Bank, Champaign, Illinois since 1986.

Melinda K. Waller        41            Senior Vice President - Deposit
                                       Acquisitions of Bank since February
                                       1997.  Prior thereto Vice President -
                                       Deposit Acquisitions of Bank since
                                       1991.

Paul D. Wilson           49            Senior Vice President - Lending of
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











                                                                                    Net Book Value
                                                                                    of Property or
                                                   Original                           Leasehold
                                       Leased        Date                          Improvements at
                                         or        Leased or     Date of Lease       December 31,
Location                                Owned      Acquired       Expiration             2000
                                       -------     ---------     -------------     ----------------
Administrative and Branch Office:
1311 South Neil Street
Champaign, Illinois                     owned      04/12/93            --            $ 4,932,000

Branch Offices:
1912 West Springfield (1)
Champaign, Illinois                    leased      12/01/79        12/01/04              158,000

301 West Springfield
Urbana, Illinois                        owned      01/27/80            --                745,000
                                                                                     -----------
                                                                      Total          $ 5,835,000
                                                                                     ===========


---------------
(1) The Bank has the option to extend the lease term for three consecutive ten-year periods.

   The Bank presently owns electronic data processing equipment, consisting of personal computers, printers, and item processing equipment with an approximate net book value of $303,000. The Bank does not provide data processing services for other financial institutions. In May 1998, the Bank installed an area network and in October 1998, the Bank converted its primary computer application to an in-house system. The Bank previously operated its main banking system through a third party service bureau.

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

Item 4.   Submission of Matters to a Vote of Security Holders.

   During the quarter ended December 31, 2000, no matters were submitted to a vote of security holders through a solicitation of proxies or otherwise.

                            PART II

Item 5.   Market for Common Equity and Related Stockholder Matters.

   Information relating to the market for Registrant's common stock and related stockholder matters appears under "Shareholder Information" in the 2000 Annual Report to Stockholders on pages 52 through 53 and is incorporated herein by reference.

Item 6.   Management's Discussion and Analysis or Plan of Operation.

   The above captioned information appears under the caption "Management's Discussion and Analysis" in the 2000 Annual Report to Stockholders on pages 2 to 23 and is incorporated herein by reference.

Item 7.   Financial Statements

   The Consolidated Financial Statements of Great American Bancorp, Inc. and its subsidiary as of December 31, 2000 and 1999, together with the report of Olive LLP appears in the 2000 Annual Report to Stockholders on pages 24 to 51 and is incorporated herein by reference.

Item 8. Changes In and Disagreements With Accountants on Accounting and Financial Disclosure

          None
                                 PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act.

   The information relating to directors and executive officers of the Registrant is incorporated herein by reference to the Registrant's Proxy Statement for the Annual Meeting of Stockholders to be held on April 24, 2001 at pages 5 through 8, filed on March 23, 2001 with the SEC.

Item 10.  Executive Compensation

   The information relating to executive and director compensation is incorporated herein by reference to the Registrant's Proxy Statement for the Annual Meeting of Stockholders to be held on April 24, 2001 at pages 8 through 11, filed on March 23, 2001 with the SEC.

Item 11.  Security Ownership of Certain Beneficial Owners and Management

   The information relating to security ownership of certain beneficial owners and management is incorporated herein by reference to the Registrant's Proxy Statement for the Annual Meeting of Stockholders to be held on April 24, 2001 at pages 3 through 4, filed on March 23, 2001 with the SEC.

Item 12.  Certain Relationships and Related Transactions

   The information relating to certain relationships and related transactions is incorporated herein by reference to the Registrant's Proxy Statement for the Annual Meeting of Stockholders to be held on April 24, 2001 at page 11, filed on March 23, 2001 with the SEC.

Item 13.  Exhibits and Reports on Form 8-K.

     (a)       The following documents are filed as a part of this report:

          (1)    Financial Statements

          Consolidated Financial Statements of the Company are incorporated by reference to the following indicated pages of the 2000 Annual Report to Stockholders.


          Independent Auditor's Report . . . . . . . . . . . . . . . . . .24

          Consolidated Balance Sheet as of
          December 31, 2000 and 1999. . . . . . . . . . . . . . . . . . . 25

          Consolidated Statement of Income for the year
          ended December 31, 2000 and 1999  . . . . . . . . . . . . . . . 26

          Consolidated Statement of Comprehensive Income
          for the year ended December 31, 2000 and 1999 . . . . . . . . . 27

          Consolidated Statement of Stockholders' Equity for
          the year ended December 31, 2000 and 1999 . . . . . . . . . . . 28

          Consolidated Statement of Cash Flows for the year
          ended December 31, 2000 and 1999. . . . . . . . . . . . . . . . 29

          Notes to Consolidated Financial Statements  . . . . . . . . .30-51

          The remaining information appearing in the 2000 Annual Report to Stockholders is not deemed to be filed as part of this report, except as expressly provided herein.



          (2)   Schedules

          All schedules are omitted because they are not required or applicable, or the required information is shown in the consolidated financial statements or the notes thereto.

          (3) Exhibits

          The following exhibits are filed as part of this report:

3.1 Certificate of Incorporation of Great American Bancorp,
       Inc.*
          3.2    Bylaws of Great American Bancorp, Inc.*
          4.0    Stock Certificate of Great American Bancorp, Inc.*
10.1 First Federal Savings Bank of Champaign-Urbana Employee
Stock Ownership Plan*
         10.2 Form of Employment Agreement between First Federal Savings Bank of Champaign-Urbana and George R. Rouse*
         10.3 Form of Employment Agreement between Great American Bancorp, Inc. and George R. Rouse*
         10.4 Form of Change of Control Agreements between First Federal Savings Bank of Champaign-Urbana and Jane F. Adams, Dale Pelg and Melinda Waller.*
         10.5    Great American Bancorp, Inc. 1995 Incentive Plan**
         10.6    Great American Bancorp, Inc. 1995 Incentive Plan***
                 (as amended and restated as of January 13, 1997)
         11.0    Computation of earnings per share (filed herewith)
         13.0 2000 Annual Report to Stockholders (only portions incorporated by reference filed herewith)
21.0 Subsidiary information is incorporated herein by reference to "Part I - Subsidiaries"
         23.0    Consent of Independent Accountants

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

     (b)    Reports on Form 8-K

On October 18, 2000, the Registrant filed a Current Report on Form 8-K under Items 5 and 7, incorporating by reference a press release dated October 17, 2000, relating to the Registrant's unaudited results for the nine months ended September 30, 2000.



                           SIGNATURES

   Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                        GREAT AMERICAN BANCORP, INC.

Date:    March 29, 2001               /s/ George R. Rouse
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

Date:    March 29, 2001               /s/ George R. Rouse
     -----------------------          -------------------------------
                                      George R. Rouse
                                      President, Chief Executive
                                      Officer and Director

Date:
     -----------------------          -------------------------------
                                      Morgan C. Powell
                                      Chairman of the Board
                                      of Directors

Date:    March 29, 2001               /s/ Clinton C. Atkins
     -----------------------          -------------------------------
                                      Clinton C. Atkins, Director

Date:    March 29, 2001               /s/ Ronald Kiddoo
     -----------------------          ------------------------
                                      Ronald Kiddoo, Director

Date:    March 29, 2001               /s/ Jack B. Troxell
     -----------------------          -------------------------------
                                      Jack B. Troxell, Director

Date:    March 29, 2001               /s/ Jane F. Adams
     -----------------------          -------------------------------
                                      Jane F. Adams
                                      Chief Financial Officer,
                                      Secretary and Treasurer
                                      (Principal Senior Accounting
                                      and Financial Officer)







                Exhibit 11.0  Computation of Earnings Per Share



Earnings per share

Earnings per share (EPS) were computed as follows
(dollar amounts in thousands except share data):

                                               Year Ended December 31, 2000
                                             -------------------------------
                                                        Weighted
                                                         Average   Per-Share
                                              Income      Shares     Amount
                                             -------------------------------
Basic Earnings Per Share

  Income available to common stockholders    $   983   1,065,224    $  0.92

Effect of Dilutive Securities
  Unearned incentive plan shares                          14,763

                                             -------------------------------
Diluted Earnings Per Share
  Income available to common stockholders
   and assumed conversion                    $   983   1,079,987    $  0.91
                                             ===============================


Options to purchase 180,101 shares of common stock at $14.22 were outstanding at December, 31, 2000, but were excluded from the computation of the diluted earnings per share because the options exercise price was greater than the average market price of the common shares for 2000.


                                              Period Ended December 31, 1999
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

The Company originates loans and also purchases loans from the Bank, but otherwise conducts no significant business except for through the Bank. In addition to traditional banking services, the Bank, through its subsidiary Park Avenue Service Corporation ("PASC"), provides securities brokerage services through a third-party broker-dealer, Scout Brokerage Services, Inc., and also engages in the sale of tax deferred annuities, and through the GTPS Insurance Agency ("Agency") provides insurance related products to customers. The Agency sells a variety of insurance products including life, health, automobile, property and casualty insurance. Refer to Note 20 - "Business Industry Segments" of the Notes to the Consolidated Financial Statements for financial information relating to the Company's industry segments, including banking services and insurance/brokerage services. All references to the Company include the Bank and PASC, unless otherwise indicated.

Results of Operations

General

The Company recorded net income of $983,000 in 2000 which was $339,000, or 52.6%, higher than the $644,000 reported for 1999. Basic earnings per share increased $0.39, or 73.6%, from $0.53 in 1999 to $0.92 in 2000 and diluted earnings per share increased $0.39, or 75.0%, from $0.52 per share in 1999 to $0.91 in 2000. The return on average assets was 0.63% for 2000 compared to 0.41% for 1999 and the return on average equity was 4.73% in 2000 compared to 2.86% for 1999.

Earnings were higher in 2000 due to an increase in net interest income of $45,000, a reduction in the provision for loan losses of $273,000, and an increase in noninterest income of $112,000, offset by an increase in noninterest expense of $56,000 and an increase in income tax expense of $35,000.

Net income increased in 2000 due in large part to a reduction in the provision for loan losses. The provision for loan losses was $300,000 in 2000 compared to $573,000 in 1999, a decrease of $273,000 or 47.6%. The higher provision in 1999 was primarily due to an increase in the monthly provision for loan losses during 1999, mainly the result of a commercial loan totaling $1.36 million becoming nonperforming in late 1998. This loan was placed in non-accrual status during the first quarter of 1999.

In January 1999, the borrower involved in this nonperforming loan filed Chapter 11, or business reorganization bankruptcy. In the second quarter of 1999, the reorganization plan changed to a liquidation of assets arrangement. The loan is secured by business assets and guaranteed by the owner. During 1999, the Company collected $185,000 in principal payments on this loan and in December 1999, the Company charged-off $800,000. During 2000, the Company collected $26,000 in principal payments and in the third quarter of 2000, the Company charged-off $90,000. Subsequent to December 31, 2000, the Company received payments on this loan totaling $144,000. The remaining balance of $115,000 continues as nonperforming. Repayment of the remaining balance is expected from the sale of business assets of the borrower and personal assets of the guarantor.

Net income from banking services was $852,000 for the year ended December 31, 2000, an increase of $281,000, or 49.2%, from the $571,000 recorded for the year ended December 31, 1999. Net income from banking services was higher in 2000 due primarily to the reduction in the provision for loan losses of $273,000. Net interest income from banking services was also $45,000 higher in 2000. Noninterest income from banking services decreased $19,000 in 2000, mainly service charges on deposit accounts and other miscellaneous income. Noninterest expense from banking services was $21,000 higher in 2000, primarily compensation expense, office building and furniture and fixture expenses, offset by reductions in legal fees and deposit insurance expense.

Net income from insurance/brokerage services increased $58,000, from $73,000 in 1999 to $131,000 in 2000. Total commission income increased $131,000, or 16.9% from $777,000 in 1999 to $908,000 in 2000. Noninterest expenses related to insurance/brokerage services increased $35,000, from $649,000 in 1999 to $684,000 in 2000, primarily due to an increase in salaries and benefits expense. Income tax expense associated with insurance/brokerage services increased $38,000 in 2000.

Net Interest Income

Net interest income increased from $5.71 million in 1999 to $5.76 million in 2000, mainly due to growth in interest income from loans and investment securities, offset by increases in interest expense on deposits and Federal Home Loan Bank ("FHLB") advances.

Interest Income - Interest income was $11.37 million in 2000, an increase of $340,000, or 3.1%, from the $11.03 reported in 1999. Interest income from loans receivable totaled $10.64 million in 2000, an increase of $480,000, or 4.7%, from the $10.16 million reported for 1999. Interest income from investment securities increased $178,000, from $290,000 in 1999 to $468,000 in 2000. Interest income from deposits with financial institutions and other institutions, which includes interest generated from interest-bearing demand deposits, interest on balances maintained in the Federated Liquid Cash Fund and dividends received on FHLB stock decreased from $578,000 in 1999 to $256,000 in 2000.

Interest income from loans receivable increased in 2000 primarily due to growth in average net loans. The average balance of net loans increased from $124.90 million in 1999 to $130.16 million in 2000, an increase of $5.26 million, or 4.2%.



The following schedule compares average total loan balances by major categories:
                                 Average     Average
                                 Balance     Balance              Percentage
                                  2000        1999       Change     Change
----------------------------------------------------------------------------
One-to four-family
  mortgage loans                $ 73,610    $ 68,449    $ 5,161       7.5%
Multi-family mortgage loans       19,912      18,482      1,430       7.7
Commercial mortgage loans         18,326      16,064      2,262      14.1
Construction loans                 1,360       2,957     (1,597)    (54.0)
----------------------------------------------------------------------------
  Total real estate loans        113,208     105,952      7,256       6.8
Commercial loans                   6,363       8,890     (2,527)    (28.4)
Consumer loans                    11,414      11,237        177       1.6
----------------------------------------------------------------------------
  Total loans                    130,985     126,079      4,906       3.9
Allowance for loan losses           (827)     (1,181)       354     (30.0)
----------------------------------------------------------------------------
  Total loans, net              $130,158    $124,898    $ 5,260       4.2%
============================================================================

The growth in average total real estate loans occurred mainly as a result of a stable local economy during 2000, accompanied by only a moderate increase in general market interest rates. The prime rate, a key indicator used by the Bank in establishing interest rates charged to customers, increased from 8.50% in January 2000 to 9.50% by June 2000. The prime rate remained at 9.50% throughout the remainder of 2000. In January 2001, the prime rate declined to 9.00% and further decreased to 8.50% in February 2001.

Average total construction loans decreased due to payoffs and loans refinanced to one-to four-family mortgage loans during 2000. Average total commercial loans declined during 2000 due to the $800,000 charge-off during December, 1999 and the payoff of one large loan totaling $1.54 million in March 2000. Average total consumer loans remained relatively unchanged during 2000.

Average total investment securities were $6.25 million in 2000, an increase of $2.3 million, or 58.2%, from the average $3.95 million maintained during 1999. This growth was the primary reason for the increase in interest income from investment securities in 2000. During 2000, the Company had minimal investment security activity: a municipal security totaling $100,000 matured and $209,000 in principal repayments were received on mortgage-backed securities. During 1999, the Company purchased $6.00 million in investment securities, while only $2.45 million in securities matured or were called.
In 1999, the Company also received $66,000 in principal repayments on mortgage-backed securities. The securities acquired in 1999 included $3.00 million in mortgage-backed securities with maturities ranging from twenty to thirty years and $3.00 million in Federal agency securities maturing in two to three years. The investment securities that matured or were called in 1999 included $2.00 million in Federal agency securities and $450,000 in municipal securities.

Interest income earned on deposits with financial institutions and other institutions, which includes Federated Liquid Cash Fund interest, declined in 2000 mainly due to decreases in average balances maintained with the FHLB and Federated Liquid Cash Fund. The average total balance of interest-bearing demand deposits decreased $1.75 million, from $4.94 million in 1999 to $3.19 million in 2000. The interest-bearing demand deposits maintained by the Company during 2000 and 1999 were chiefly deposits used for short-term cash needs and were primarily maintained at the FHLB. The Federated Liquid Cash Fund is used for depositing funds that may be required in the short-term.
The average balances of the Federated Liquid Cash Fund was $1.24 million in 2000, $6.13 million less than the $7.37 million maintained in 1999.

The average yield on interest-earning assets increased from 7.77% in 1999 to 8.02% in 2000, due mainly to the rise in short-term market interest rates during 2000. The yield on average interest-bearing demand deposits grew from 4.57% in 1999 to 5.64% in 2000, and the yield on the Federal Liquid Cash Fund increased from 4.78% in 1999 to 6.15% in 2000. The average yield on FHLB stock also increased considerably, from 6.74% in 1999 to 7.37% in 2000. The yield on average investment securities increased from 6.05% in 1999 to 6.49% in 2000 due to higher-yielding mortgage-backed securities purchased in June 1999. The average yield on net loans was 8.18% in 2000, only slightly higher than the average yield of 8.13% in 1999.

Interest Expense - Interest expense increased from $5.32 million in 1999 to $5.61 million in 2000, an increase of $290,000, or 5.5%. Interest expense on deposits increased $160,000, or 3.3%, from $4.86 million in 1999 to $5.02 million in 2000. Interest expense on certificates of deposit was $4.16 million in 2000, $100,000 higher than the $4.06 million recorded in 1999. Interest expense on certificates of deposit was higher in 2000 due to a shift from shorter-term certificates of deposits, those maturing in one year or less, to longer-term certificates, mainly deposits maturing in from one to three years. In addition, due to the general rise in market interest rates during 1999 and 2000, the Company increased the rates on new or renewing certificates of deposit during late 1999 and in 2000. Interest on insured money market accounts ("IMMA") increased $65,000, or 24.4%, from $266,000 in 1999 to $331,000 in 2000. This increase resulted from significant growth in the Company's Club Fed IMMA. Club Fed is an array of products and services provided to customers that maintain required minimum balances. Club Fed customers receive a higher annual percentage yield on their IMMA deposits than non Club Fed customers. The average total balance of Club Fed IMMA deposits increased $1.79 million, from $4.51 million in 1999 to $6.3 million in 2000.


The following schedule compares average total deposit balances by major categories.

                                   Average     Average
                                   Balance     Balance             Percentage
                                     2000        1999      Change    Change
-----------------------------------------------------------------------------
Insured money market deposits     $  9,946    $  8,783    $ 1,163      13.2%
Savings deposits                    14,441      15,141       (700)     (4.6)
NOW and other demand deposits       15,907      15,432        475       3.1
-----------------------------------------------------------------------------
  Total interest-bearing
    demand deposits                 40,294      39,356        938       2.4
-----------------------------------------------------------------------------
Certificates of deposit:
  Three months or less                 241         347       (106)    (30.6)
  Over three through six months     13,976      20,260     (6,284)    (31.0)
  Over six through twelve months    10,618      13,280     (2,662)    (20.0)
  Over one through three years      35,456      28,589      6,867      24.0
  Over three through five years      7,041       7,176       (135)     (1.9)
  Over five through ten years        5,288       5,572       (284)     (5.1)
-----------------------------------------------------------------------------
  Total certificates of deposit     72,620      75,224     (2,604)     (3.5)
-----------------------------------------------------------------------------
  Total interest-bearing
    deposits                       112,914     114,580     (1,666)     (1.5)

Noninterest-bearing
  demand deposits                    8,979       7,552      1,427      18.9
-----------------------------------------------------------------------------
  Total deposits                  $121,893    $122,132    $  (239)     (0.2)%
=============================================================================

Total average noninterest-bearing demand deposits increased as a result of growth in both commercial checking accounts and personal checking accounts. Average total commercial checking accounts increased from $2.10 million in 1999 to $2.93 million in 2000 due to partly to higher balances being maintained in accounts opened before 1999 and partly due to several new commercial checking accounts opened during 2000. Ongoing marketing strategies designed to promote the Company's free checking account product, including "shrink-wrapped" advertising on a city bus, attributed to the growth in personal checking accounts. The average total balance in the free checking category increased from $2.08 million in 1999 to $2.85 million in 2000.

Interest expense on FHLB advances increased $215,000, or 63.4%, from $339,000 in 1999 to $554,000 in 2000. The Company increased its level of borrowings during 2000 mainly to provide funding for loan growth and to purchase treasury stock. The Company was able to borrow funds from the FHLB at rates lower than comparable certificates of deposit. Total average FHLB advances increased $3.11 million, or 43.0%, from $7.23 million in 1999 to $10.34 million in 2000.

Interest expense on interest-bearing liabilities other than deposits or FHLB advances dropped by $80,000 in 2000, from $120,000 in 1999 to $40,000 in
2000. In 1998, the Company sold $2.00 million in loans to a related party under an agreement to repurchase. The Company repaid these funds in August 1999. The interest expense associated with this repurchase agreement totaled $88,000 in 1999.

The average cost of interest-bearing liabilities increased from 4.29% in 1999 to 4.53% in 2000, due primarily to the shift in certificates of deposit to longer-term higher rate certificates, the increase in certificate of deposit offering rates during late 1999 and in 2000, the increase in Club Fed IMMA deposits, and an increase in the rate on FHLB advances. The average cost of certificates of deposit grew from 5.39% in 1999 to 5.73% in 2000. The rate on IMMA deposits was 3.03% in 1999 and 3.33% in 2000. The average cost of FHLB advances was 4.69% in 1999 and 5.36% in 2000.

Net interest income was $5.71 million in 1999, a decrease of $170,000, or 2.9% from the $5.88 million recorded for 1998. Interest income increased only slightly from $11.02 million in 1998 to $11.03 million in 1999, primarily interest income from investment securities. Interest expense increased from $5.14 million in 1998 to $5.32 million in 1999, an increase of $180,000, or 3.5%, due mainly to higher interest expense on FHLB advances and other borrowings.

Average Balance Sheet - The following table presents the average balance sheet for the Company for the years ended December 31, 2000, 1999 and 1998, the interest on interest-earning assets and interest-bearing liabilities and the related average yield or cost. The average balances are derived from average daily balances. The yields or cost are calculated by dividing income or expense by the average balance of assets or liabilities, respectively, for the years shown except where noted otherwise. The yields and costs include fees which are considered adjustments to yields.

                                       Consolidated Average Balance Sheet

                                                                      Period Ended
                                     -------------------------------------------------------------------------------------
                                         December 31, 2000             December 31, 1999          December 31, 1998
                                     --------------------------    --------------------------   --------------------------
                                                       Average                      Average                       Average
                                     Average            Yield/     Average            Yield/     Average            Yield/
                                     Balance  Interest   Cost      Balance  Interest   Cost      Balance  Interest   Cost
                                     -------  -------- -------     -------  --------  ------     -------  --------  ------
Assets
 Interest-earning assets:
  Interest-bearing demand deposits $   3,191   $   180    5.64%  $   4,941   $   226   4.57%   $   4,179   $   206   4.93%
  Federated Liquid Cash Fund           1,236        76    6.15       7,368       352   4.78        7,486       396   5.29
  Investment securities, net (1)       6,253       406    6.49       3,949       239   6.05        3,192       189   5.92
  Loans, net (2)                     130,158    10,642    8.18     124,898    10,157   8.13      119,486    10,183   8.52
  FHLB stock                             841        62    7.37         757        51   6.74          665        44   6.62
                                  ----------------------------------------------------------------------------------------
   Total interest-earning assets     141,679    11,366    8.02%    141,913    11,025   7.77%     135,008    11,018   8.16%
Noninterest-earning assets            14,449                        14,687                        14,536
                                  ----------------------------------------------------------------------------------------
   Total assets                    $ 156,128                     $ 156,600                     $ 149,544
                                  ========================================================================================

Liabilities and Stockholders' Equity
 Interest-bearing liabilities:
  Insured money market deposits    $   9,946   $   331    3.33%  $   8,783   $   266   3.03%   $   7,577   $   221   2.92%
  Savings deposits                    14,441       289    2.00      15,141       304   2.01       14,912       298   2.00
  NOW and other demand deposits       15,907       237    1.49      15,432       230   1.49       14,259       221   1.55
  Certificates of deposit             72,620     4,160    5.73      75,224     4,056   5.39       73,485     4,218   5.74
                                  ----------------------------------------------------------------------------------------
   Total deposits                    112,914     5,017    4.44     114,580     4,856   4.24      110,233     4,958   4.50
  Loans sold under repurchase
    agreements                            --        --      --       1,422        88   6.19        1,167        68   5.83
  Federal Home Loan bank advances     10,341       554    5.36       7,234       339   4.69        1,776        84   4.73
  Other interest-bearing
    liabilities                          604        40    6.62         570        32   5.61          513        31   6.04
                                  ----------------------------------------------------------------------------------------
   Total interest-bearing
     liabilities                     123,859     5,611    4.53%    123,806     5,315   4.29%     113,689     5,141   4.52%
 Noninterest-bearing liabilities      11,483                        10,239                         9,983
                                  ----------------------------------------------------------------------------------------
   Total liabilities                 135,342                       134,045                       123,672
 Stockholders' equity                 20,786                        22,555                        25,872
                                  ----------------------------------------------------------------------------------------
   Total liabilities and
     stockholders' equity          $ 156,128                     $ 156,600                     $ 149,544
                                  ========================================================================================
Net interest rate spread (3)                   $ 5,755    3.49%              $ 5,710   3.48%               $ 5,877   3.64%
                                  ========================================================================================
Net interest margin (4)                                   4.06%                        4.02%                         4.35%
                                  ========================================================================================
Ratio of interest-earning assets to
  interest-bearing liabilities                          114.39%                      114.63%                       118.76%
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




                                              Year Ended                     Year Ended
                                           December 31, 2000              December 31, 1999
                                              Compared to                    Compared to
                                              Year Ended                     Year Ended
                                           December 31, 1999              December 31, 1998
                                      --------------------------     ---------------------------
                                           Increase                       Increase
                                          (Decrease)                     (Decrease)
                                            Due to                         Due to
                                      --------------------------     ---------------------------
                                       Volume     Rate      Net       Volume     Rate      Net

                                      --------------------------     ---------------------------
Interest-earning assets:
  Interest-bearing demand deposits     $  (91)  $   45   $  (46)     $   36     $ (16)  $    20
  Federated Liquid Cash Fund             (355)      79     (276)         (6)      (38)      (44)
  Investment securities, net              148       19      167          46         4        50
  Loans, net                              430       55      485         451      (477)      (26)
  FHLB stock                                6        5       11           6         1         7
                                      ----------------------------------------------------------
    Total interest-earning assets         (18)     359      341         550      (543)        7
                                      ----------------------------------------------------------

Interest-bearing liabilities:
  Insured money market deposits            37       28       65          36         9        45
  Savings deposits                        (14)      (1)     (15)          5         1         6
  NOW and other demand deposits             7       --        7          18        (9)        9
  Certificates of deposit                (144)     248      104          98      (260)     (162)
  Loans sold under repurchase
   agreements                             (88)      --      (88)         16         4        20
  FHLB advances                           161       54      215         256        (1)      255
  Other interest-bearing
   liabilities                              2        6        8           3        (2)        1
                                      ----------------------------------------------------------
    Total interest-bearing
      liabilities                           2      294      296         443      (269)      174
                                      ----------------------------------------------------------
    Net change in net interest
      income                           $  (20)  $   65   $   45      $  107    $ (274)  $  (167)
                                      ==========================================================




Provision for Loan Losses

The provision for loan losses for the year ended December 31, 2000 was $300,000 compared to $573,000 for the year ended December 31, 1999. The provision for both periods reflects management's analysis of the Company's loan portfolio based on information which is currently available to it at such time. In particular, management considers the level of non-performing loans and potential problem loans. The higher provision for 1999 reflects an increase in the monthly provision due to the $1.36 million commercial loan becoming nonperforming during the fourth quarter of 1998. Total charge-offs for 2000 were $131,000 compared to $801,000 in 1999. The 2000 and 1999 charge-offs included $90,000 and $800,000 of the $1.36 million loan, respectively. The remaining $41,000 in loans charged-off during 2000 included loans to two different commercial borrowers totaling $26,000 and consumer loans with five separate consumer borrowers which totaled $15,000. The remaining $1,000 charge-off in 1999 was related to consumer loans. While Company management believes that the allowance for loan losses is sufficient based on information currently available to it, no assurances can be made that future events, conditions, or regulatory directives will not result in increased provisions for loan losses or additions to the allowance for loan losses which may adversely affect net income.

Noninterest Income

Noninterest income totaled $1.64 million in 2000, compared to $1.52 million in 1999, an increase of $120,000, or 7.9%, primarily due to growth in both brokerage commissions and insurance sales commissions.

Brokerage commissions grew $54,000, or 35.5%, from $152,000 in 1999 to $206,000 in 2000, due to growth in new customers and increased transaction activity by existing brokerage customers. Insurance sales commissions were $702,000 in 2000 compared to $625,000 in 1999, an increase of $77,000, or
12.3%, primarily due to commissions generated from new customers.

Noninterest Expenses

Total noninterest expenses increased from $5.55 million in 1999 to $5.61 million in 2000, an increase of $60,000, or 1.0%, due primarily to increases in salaries and employee benefits and net occupancy expenses, offset by reductions in deposit insurance expense, legal and professional expenses and other expenses.

Salaries and employee benefits totaled $3.06 million in 2000 and $2.91 million in 1999, reflecting an increase of $150,000, or 5.2%, in 2000. The higher expense for 2000 is due to normal salary raises and a bonus paid in 2000, offset by reductions in Employee Stock Option Plan ("ESOP") expense and incentive plan expense. Total salaries, including the bonus paid in 2000, were $2.17 million in 2000 compared to $1.96 million in 1999, a difference of $210,000, or 10.7%. ESOP expense totaled $284,000 in 2000, a decrease of $38,000, or 11.8%, from the $322,000 recorded in 1999. ESOP expense was lower in 2000 due to a decline in the average price of the Company's stock. Incentive plan expense decreased from $221,000 in 1999 to $188,000 in 2000 due to adjustments recorded for terminated employees.

Net occupancy expenses increased from $567,000 in 1999 to $638,000 in 2000, a difference of $71,000, or 12.5%. The additional expense in 2000 was mainly due to higher real estate taxes and depreciation expenses. Real estate taxes were $42,000 higher in 2000 due to the conclusion in 1999 of tax abatements granted to the Company for building the main banking facility in an enterprise zone. Depreciation expense related to buildings was $21,000 higher in 2000 due to improvements made in 1999 to the offices of GTPS Insurance Agency.

Deposit insurance expense declined $46,000, or 64.8%, from $71,000 in 2000 to $25,000 in 1999, due to a reduction in Federal Deposit Insurance Corporation ("FDIC") assessment rates for 2000. Legal and professional fees decreased from $292,000 in 1999 to $230,000 in 2000, a decrease of $62,000, or 21.2%.
The decline in fees is mostly related to lower legal costs in 2000 associated with the $1.36 million commercial loan which became nonperforming during the fourth quarter of 1998.

Other miscellaneous expenses totaled $375,000 in 2000, a decrease of $36,000, or 8.8%, from the $411,000 recorded in 1999, mainly annual meeting expenses, franchise taxes and check forgery losses, offset by an increase in travel, meals and entertainment.

Income Tax Expense

Total income tax expense was $497,000 in 2000, compared to $462,000 in 1999, an increase of $35,000, or 7.6%. The increase is attributable to higher taxable income in 2000. The effective tax rates for the years ended December 31, 2000 and 1999 were 33.6% and 41.8%. The 2000 effective tax rate is lower than the rate for 1999 due mainly to a higher level of state tax exempt interest income from qualified Federal agency securities and an increase in enterprise zone credits recorded.

Financial Condition

Total consolidated assets of the Company increased from $154.31 million as of December 31, 1999 to $159.68 million as of December 31, 2000, an increase of $5.37 million, or 3.5%. The growth in assets occurred in loans, cash and cash equivalents, FHLB stock and other assets, offset by decreases in investment securities and premises and equipment.

Total assets associated with banking services increased $5.35 million, from $154.20 million at December 31, 1999 to $159.55 million at December 31, 2000, mainly net loans which grew $5.00 million, or 3.9%. Cash and cash equivalents related to banking services increased by $630,000 from December 31, 1999 to December 31, 2000 while investment securities decreased by $278,000. Total deposits related to banking services increased $750,000 and total borrowings increased $6.00 million. Total assets related to insurance/brokerage services increased from $835,000 at December 31, 1999 to $888,000 at December 31, 2000, primarily premiums receivable offset by reductions in cash and cash equivalents and the excess of purchase price over fair value of assets acquired. Total liabilities related to insurance/brokerage services decreased $78,000 from $263,000 at December 31, 1999 to $185,000 at December 31, 2000, due mainly to premiums due insurance companies.

Total consolidated cash and cash equivalents increased $630,000, or 6.3%, from $10.01 million at December 31, 1999 to $10.64 million at December 31, 2000, primarily the result of cash proceeds from FHLB borrowings and an increase in deposits, net of loan originations and treasury stock repurchases.

Total investment securities decreased $280,000, from $6.44 million at December 31, 1999 to $6.16 million at December 31, 2000. During 2000, municipal securities totaling $100,000 matured and the Company also received $209,000 in principal repayments on mortgage-backed securities. At December 31, 2000, the Company held $2.72 million in mortgage-backed securities with an average yield of 6.84%. The final maturity for mortgage-backed securities totaling $1.83 million is in 2029, while the remaining $890,000 mature in 2019. The Company also held $3.01 million in Federal agency securities with an average yield of 6.56% which mature in either 2002 or 2003. The Company also held $425,000 in municipal securities with an average yield of 3.74% which mature in 2001. The municipal securities are exempt from federal income taxes.

Total net loans grew $5.00 million, or 3.9%, from $127.73 million at December 31, 1999 to $132.73 million at December 31, 2000. The following schedule shows the balances by loan category at December 31 of each year, along with the change and percentage change:

                               Balance       Balance
                             December 31,  December 31,            Percentage
                                 2000          1999       Change     Change
-----------------------------------------------------------------------------
One-to four-family
  mortgage loans              $  77,001    $  70,310     $  6,691       9.5%
Multi-family mortgage loans      19,750       18,492        1,258       6.8
Commercial mortgage loans        17,480       18,399         (919)     (5.0)
Construction loans                1,221        1,919         (698)    (36.4)
-----------------------------------------------------------------------------
  Total real estate loans       115,452      109,120        6,332       5.8
Commercial loans                  6,569        7,747       (1,178)    (15.2)
Consumer loans                   11,599       11,564           35       0.3
-----------------------------------------------------------------------------
  Total loans                   133,620      128,431        5,189       4.0
Allowance for loan losses          (889)        (703)        (186)     26.5
-----------------------------------------------------------------------------
  Total loans, net            $ 132,731    $ 127,728     $  5,003       3.9%
=============================================================================

Steady to only moderately rising interest rates and a stable local economy were factors in the growth of one-to four-family and multi-family mortgage loans in 2000. Also, approximately $2.17 million in construction loans were refinanced as one-to four family-family during 2000. The decrease in commercial mortgage loans was due to one large payoff totaling $1.49 million in July, 2000. Construction loans declined due to loan payoffs exceeding loan originations. Commercial loans declined due to one large payoff totaling $1.54 million in March, 2000.

The allowance for loan losses increased from $703,000 at December 31, 1999 to $889,000 at December 31, 2000 due to the total provision recorded of $300,000, offset by net charge-offs of $114,000. The allowance for loan losses is maintained to absorb loan losses based on management's continuing review and evaluation of the loan portfolio and its judgment as to the impact of economic conditions on the portfolio.

The following table sets forth the Company's allocation of the allowance for loan losses by loan category and as a percentage of the total balance for each specific loan category as of December 31, 2000 and 1999:

                                December 31, 2000         December 31, 1999
                              ---------------------     ---------------------
                              Balance    Percentage     Balance    Percentage
-----------------------------------------------------------------------------
One-to four-family
  mortgage loans              $   166       0.22%       $    74       0.11%
Multi-family mortgage loans       155       0.78             20       0.11
Commercial mortgage loans         164       0.94             19       0.10
Construction loans                 13       1.06              2       0.10
-----------------------------------------------------------------------------
  Total real estate loans         498       0.43            115       0.11
Commercial loans                   77       1.17            321       4.14
Consumer loans                    314       2.71            267       2.31
-----------------------------------------------------------------------------
  Total allowance for loan
    losses                    $   889       0.67%       $   703       0.55%
=============================================================================

The Company's methodology for assessing the appropriateness of the allowance for loan losses consists of several key elements, which include the formula allowance, specific allowances for identified problem loans, and the unallocated allowance.

The formula allowance is calculated by applying loss factors to outstanding loans and certain unused commitments, in each case based on the internal risk classification of such loans, or commitments. Changes in risk classifications of both performing and nonperforming loans affect the amount of the formula allowance. Loss factors are based on the Company's historical loss experience and industry averages and may be adjusted for significant factors that, in management's judgement, affect the collectibility of the portfolio as of the evaluation date. In evaluating historical loss experience, Company management reviews charge-off history for the prior ten years for each category of loans.

Specific allowances are established in cases where management has identified significant conditions or circumstances related to a credit that management believes indicate the probability that a loss has been incurred in excess of the amount determined by the application of the formula allowance.

The unallocated allowance is based upon management's evaluation of various conditions, the effects of which are not directly measured in the determination of the formula and specific allowances. The evaluation of the inherent loss with respect to these conditions is subject to a higher degree of uncertainty because they are not identified with specific credits. The conditions evaluated in connection with the unallocated allowance may include existing general economic and business conditions affecting the Company's key lending areas, credit quality trends, collateral value, loan volumes and concentrations, seasoning of the loan portfolio, specific industry conditions within portfolio segments, recent loss experience in particular segments of the portfolio, duration of the current business cycle and bank regulatory examination results.

The following table sets forth the composition of the allowance for loan losses by each loan category as of December 31, 2000 and 1999:

                             As of December 31, 2000
                             -----------------------

                                Formula    Specific    Unallocated     Total
----------------------------------------------------------------------------
One-to four-family
  mortgage loans                $   153     $   --       $   13      $   166
Multi-family mortgage loans         143         --           12          155
Commercial mortgage loans           151         --           13          164
Construction loans                   12         --            1           13
-----------------------------------------------------------------------------
  Total real estate loans           459         --           39          498
Commercial loans                     69          8           --           77
Consumer loans                      275         19           20          314
-----------------------------------------------------------------------------
  Total allowance for loan
    losses                      $   803     $   27       $   59      $   889
=============================================================================

                             As of December 31, 1999
                             -----------------------

                                Formula    Specific    Unallocated     Total
----------------------------------------------------------------------------
One-to four-family
  mortgage loans                $    74     $   --       $   --      $    74
Multi-family mortgage loans          20         --           --           20
Commercial mortgage loans            19         --           --           19
Construction loans                    2         --           --            2
-----------------------------------------------------------------------------
  Total real estate loans           115         --           --          115
Commercial loans                    124         33          164          321
Consumer loans                      159         25           83          267
-----------------------------------------------------------------------------
  Total allowance for loan
    losses                      $   398     $   58       $  247      $   703
=============================================================================

During 2000, the Company increased the formula allocation for total real estate loans mostly due to growth in real estate loans. The allocation for commercial loans declined during 2000 due partly to transfers from the allocation for commercial loans to the allocation for real estate loans, mainly due to a decrease in total commercial loans. Also, the Company charged off $131,000 in commercial loans during 2000.

The ratios of the Company's allowance for loan losses to total nonperforming loans were 289.6% and 150.2% at December 31, 2000 and 1999, respectively. Company management and the Board of Directors perform ongoing reviews of the loan portfolio in order to identify nonperforming loans and potential problem loans. In performing its reviews, management classifies nonperforming and potential problem loans as either substandard, doubtful, loss or watch loans. A loan is considered substandard if it is inadequately protected by the current net worth and paying capacity of the borrower or of the collateral pledged, if any. Substandard loans include those characterized by the distinct possibility that the Company will sustain some loss if the deficiencies are not corrected. Loans classified as doubtful have all of the weaknesses inherent in those classified as substandard with the added characteristic that the weaknesses present make collection or liquidation in full, on the basis of currently existing facts and conditions, highly questionable and improbable. Loans classified as loss are those considered uncollectible and of such little value that their continuance as loans without the establishment of a specific loss reserve is not warranted. Loans which do not currently expose the Company to sufficient risk to warrant classification in one of the categories described above but possess weaknesses are classified as watch. The total of internally classified loans equals the sum of nonperforming loans, which are loans past due 90 days or more and nonaccruing loans, and potential problem loans.

Total classified loans at December 31, 2000 and 1999 are summarized as follows:


December 31                                            2000             1999
----------------------------------------------------------------------------
Watch                                             $      84       $      208
Substandard                                             360              350
Doubtful                                                 53              116
----------------------------------------------------------------------------
  Total classified loans                          $     497       $      674
============================================================================
Nonperforming                                     $     307       $      468
Potential problem loans                                 190              206
----------------------------------------------------------------------------
  Total classified loans                          $     497       $      674
============================================================================
Impaired loans                                    $     406       $      537
============================================================================

There were no loans considered loss as of December 31, 2000 or December 31, 1999. Impaired loans include loans where, based on current information and events, it is probable that the Company will be unable to collect all amounts due according to the contractual terms of the loan agreement. If the present value of expected future cash flows, or in certain instances the observable market price of the loan or the fair value of the underlying collateral, is less than the recorded investment in the loan, then the Company recognizes an impairment by adjusting the allowance for loan losses with a corresponding charge to the provision for loan losses. The allowance for impaired loans included in the Company's allowance for loan losses was $48,000 and $102,000 at December 31, 2000 and 1999, respectively. All loans considered impaired at December 31, 2000 and 1999 were included in total classified loans.

Total classified assets decreased $177,000 or 26.3%, from $674,000 at December 31, 1999 to $497,000 at December 31, 2000. This decrease was partly due to the payoff of two residential mortgage loans totaling $60,000 during 2000. Also, the Company collected $26,000 in principal payments and charged-off $90,000 of the $1.36 million commercial loan which became nonperforming in the fourth quarter of 1998. During 1999, the Company received payments totaling $185,000 related to this loan and charged off $800,000. In January 1999, the borrower involved in this nonperforming loan filed Chapter 11, or business reorganization, bankruptcy. In the second quarter of 1999, the reorganization plan changed to a liquidation of assets arrangement. The loan is secured by business assets and guaranteed by the owner. On December 31, 2000, the balance of this loan was $259,000 and was classified as substandard and considered impaired. Subsequent to December 31, 2000, the Company collected $144,000 in principal payments on this loan. The remaining balance of the loan is $115,000 with repayment expected from the sale of business assets of the borrower and personal assets of the guarantor. Company management continues to work closely with attorneys to determine appropriate actions regarding this loan. The loan remains in nonaccrual status.

Besides the $259,000 remaining from the $1.36 million loan, classified loans at December 31, 2000 include loans to one commercial borrower totaling $115,000. These loans were also classified at December 31, 1999, with the balance totaling $125,000 on December 31, 1999. The borrower was current under the terms of his loan agreements as of December 31, 2000.

Also included in classified assets at December 31, 2000 were consumer loans to seven borrowers totaling $68,000 and residential mortgage loans to five customers totaling $55,000. The majority of these loans are substantially secured and the Company anticipates that the loans will be repaid satisfactorily either from repayment by the customer or from the sale of the underlying collateral.

Total premises and equipment decreased $390,000 from $7.19 million at December 31, 1999 to $6.80 million at December 31, 2000, primarily due to depreciation expense exceeding asset acquisitions. Fixed asset purchases totaled $243,000 in 2000 and depreciation expense was $629,000. In 2000, fixed assets acquired included an ATM machine, postage machine, copier, and various computer hardware and software, including virus and intrusion network software.

Other assets were $2.45 million at December 31, 2000 compared to $2.17 million at December 31, 1999, an increase of $280,000. Insurance premiums receivable at the Agency increased $188,000 from $104,000 at December 31, 1999 to $292,000 at December 31, 2000, partly due to new business generated. Approximately $103,000 of the increase is due to one commercial customer that had a large credit balance at December 31, 1999 due to prepayments. Deferred income taxes were $125,000 in 2000, compared to $56,000 in 1999. Prepaid expenses and other assets were $73,000 higher at December 31, 2000, primarily prepaid maintenance expense related to the Company's core data processing system. The unamortized balance of the excess of the purchase price over the tangible net assets acquired relating to the acquisition of the Agency decreased $27,000 in 2000. Amortization expense of $44,000 reduced this balance, offset by a $17,000 adjustment to the purchase price of insurance business acquired


Total deposits increased by $840,000, from $122.85 million at December 31, 1999 to $123.69 million at December 31, 2000. The following table summarizes the balances of deposits at December 31, 2000 and 1999, the change in the balances and the percentage change:

                               Balance       Balance
                             December 31,  December 31,            Percentage
                                 2000          1999       Change     Change
-----------------------------------------------------------------------------
Noninterest bearing
 checking accounts            $  11,573    $   8,565     $  3,008      35.1%

Interest bearing:
 NOW accounts                    16,885       15,910          975       6.1
 IMMA accounts                    9,850        9,332          518       5.6
 Savings accounts                14,029       14,705         (676)     (4.6)
 Certificates of deposit         71,348       74,333       (2,985)     (4.0)
-----------------------------------------------------------------------------
  Total interest
   bearing deposits             112,112      114,280       (2,168)     (1.9)
-----------------------------------------------------------------------------
  Total deposits              $ 123,685    $ 122,845     $    840       0.7%
=============================================================================

Noninterest bearing demand deposits increased as a result of growth in both commercial checking accounts and personal checking accounts. Total commercial checking accounts increased from $2.07 million at December 31, 1999 to $3.64 million at December 31, 2000, mainly due to several new commercial checking accounts opened during 2000. Ongoing marketing strategies designed to promote the Company's free checking account, including "shrink-wrapped" advertising on a city bus, attributed to the growth in personal checking accounts. The total balance in the free checking category increased from $2.36 million at December 31, 1999 to $3.44 million at December 31, 2000. The total of the Bank's official checking accounts, which is included as part of noninterest bearing demand deposits, was also $318,000 higher at December 31, 2000 due to several large outstanding checks issued in late December.

Both regular personal NOW accounts and the Company's Club Fed NOW product experienced growth in 2000. Regular NOW deposits increased by $783,000 from December 31, 1999 to December 31, 2000, while total Club Fed NOW accounts increased by $400,000. The growth in NOW deposits was primarily due to higher balances being maintained by customers. The total number of accounts did not change significantly. Total Club Fed IMMA deposits increased by $1.44 million from December 31, 1999 to December 31, 2000, while regular IMMA accounts declined $920,000. The Company's Club Fed products provide enhanced services to customers including a higher rate of interest for maintaining required minimum balances.

Certificates of deposit categories with the largest declines from December 31, 1999 to December 31, 2000 included the six month, one year, thirty month and four year categories. Total six month certificates of deposit dropped $6.24 million from December 31, 1999 to December 31, 2000, one year certificates declined $4.01 million, thirty month certificates decreased $1.5 million, and four year certificates dropped $1.30 million. Total eighteen month certificates of deposit increased $7.30 million from December 31, 1999 to December 31, 2000 and two year certificates increased $3.25 million, primarily due to deposit promotions held during 2000 for these categories.

FHLB advances increased $6.0 million, from $8.00 million at December 31, 1999 to $14.00 million at December 31, 2000 due to additional borrowings in 2000. The following schedule presents FHLB advances at December 31, 2000, by maturity date:

  Date                     Fixed                          First
   of          Interest      or         Maturity          Call
 Advance         Rate     Variable        Date            Date         Amount
-----------------------------------------------------------------------------
November 2000    6.88%     Fixed      January 2001     non callable   $ 2,000
October  2000    6.74      Fixed      April   2001     non callable     1,500
October  2000    6.70     Variable    October 2001     non callable     1,500
December 2000    5.97      Fixed      June    2002     non callable     1,000
October  2000    6.58     Variable    October 2002     non callable     3,000
January  2000    4.30      Fixed      October 2008     October 2001     5,000
                                                                      -------
                                                                      $14,000
                                                                      =======

Proceeds from advances have provided liquidity for loans and treasury stock purchases. In January 2001, the Company borrowed an additional $5.00 million at 4.55%, fixed for ten years, callable by the FHLB after one year.

Other liabilities increased by $70,000 from $1.69 million at December 31, 1999 to $1.76 million at December 31, 2000. Deferred directors compensation, insurance and real estate taxes held in escrow for loan customers, accrued post retirement benefit obligation and Agency premiums due insurance companies were all higher at December 31, 2000. Refer to Note 6 -- "Other Assets and Liabilities" of the Notes to the Consolidated Financial Statements for a summary schedule of other liabilities. Contracts payable related to insurance business acquired was $70,000 lower at December 31, 2000 compared to the balance owed at December 31, 1999.

Total stockholders' equity declined from $21.77 million at December 31, 1999 to $20.23 million at December 31, 2000, a decrease of $1.54 million, or 7.1%. This decline resulted from net income of $983,000, plus ESOP and incentive plan shares earned of $284,000 and $188,000, respectively, and $18,000 from the increase in the unrealized gain on securities available for sale less $463,000 in dividends declared and $2.55 million in treasury stock purchased.

In September 2000, the Company announced a 5% common stock repurchase program which was equal to 52,425 shares. In February 2001, the Company completed the purchase of these shares at an average price of $14.96 per share. Also in February 2001, the Company announced plans to repurchase an additional 10% of the Company's common stock, or 98,608 shares. As of February 28, 2001, the Company had repurchased 6,975 shares related to this latest stock repurchase program. All repurchased shares will be held as treasury shares to be used for general corporate purposes.

Liquidity and Capital Resources

The Company's primary sources of funds are deposits, principal and interest payments on loans and proceeds from FHLB advances. While maturities and scheduled amortization of loans are predictable sources of funds, deposit flows and mortgage prepayments are greatly influenced by general interest rates, economic conditions, and competition. The Bank is subject to required minimum liquidity ratios as established by the OTS, the Bank's primary regulator. These ratios are based upon a percentage of deposits and short-term borrowings. The ratio may vary at the direction of the OTS depending upon economic conditions and deposit flows and is currently 4%. The Bank's liquidity ratios were 7.37% and 8.27% at December 31, 2000 and 1999, respectively. The Company is not required to maintain a minimum level of regulatory liquidity.

The primary investment activity of the Company is the origination of mortgage loans, commercial and consumer loans, and the purchase of mortgage-backed and Federal agency securities. Asset acquisitions during the year ended December 31, 2000 were primarily funded by deposits and FHLB advances. Asset acquisitions during the year ended December 31, 1999 were primarily funded by a decrease in cash and cash equivalents, deposits, and FHLB advances.

A review of the Consolidated Statement of Cash Flows included in the accompanying financial statements shows that the Company's cash and cash equivalents ("cash") increased $630,000 during 2000 and decreased $11.80 million in the year ended December 31, 1999. Cash increased in 2000 due to net cash provided by operating activities of $2.12 million and net cash provided by financing activities of $3.81 million, offset by net cash used by investing activities of $5.30 million. Cash provided by operating activities included net income of $983,000, plus non cash adjustments to net income including the provision for loan losses of $300,000, depreciation and amortization of $673,000, ESOP expense of $284,000 and incentive plan expense of $188,000. Net cash provided by financing activities included the $3.83 million increase in noninterest-bearing, interest bearing demand and savings deposits and $9.00 million generated from FHLB advances, offset by the $2.99 million decline in certificates of deposit, $3.00 million in FHLB advances that matured or were called in 2000, $480,000 in cash dividends paid, and the purchase of treasury stock totaling $2.55 million. Cash used by investing activities included the $5.28 million net change in loans, $78,000 purchase of FHLB stock and $243,000 in purchases of premises and equipment, offset by proceeds from maturing securities held to maturity of $100,000 and principal repayments of mortgage-backed securities totaling $209,000.

Cash decreased in the year ended December 31, 1999 due to net cash used by investing activities of $10.34 million and net cash used by financing activities of $3.74 million, offset by net cash provided by operating activities of $2.28 million. Net cash used by investing activities included $6.00 million in investment purchases, offset by proceeds from maturing and called investment securities of $2.45 million, and the $6.55 million increase in net loans, which is primarily loan originations net of principal repayments. Cash used by financing activities included the $1.26 million decrease in certificates of deposit, $2.0 million repayment of loans sold under repurchase agreements, $545,000 in cash dividends paid, and the purchase of treasury stock totaling $2.02 million, offset by the $1.08 million increase in noninterest-bearing, interest bearing demand and savings deposits and $1.00 million in proceeds from FHLB advances. Cash provided by operating activities included net income of $644,000, plus non cash adjustments to net income including the provision for loan losses of $573,000, depreciation and amortization of $682,000, ESOP expense of $322,000 and incentive plan expense of $221,000.

At December 31, 2000, the Bank exceeded all of its regulatory capital requirements with tangible capital and core capital both at $9.73 million or 6.5% of total adjusted tangible assets and risk-based capital at $10.59 million or 11.9% of total risk-weighted assets. The required ratios are 1.5% for tangible capital to tangible assets, 2.0% for core capital to total adjusted tangible assets, 4.0% for core capital to adjusted total assets and 8.0% for risk-based capital to risk-weighted assets. See Note 13 -- "Regulatory Capital" in the accompanying Notes to Consolidated Financial Statements for the Bank's capital calculations as of December 31, 2000 and 1999.

The Company's most liquid assets are cash and cash equivalents. The level of cash and cash equivalents is dependent on the Company's operating, financing, lending and investing activities during any given period. At December 31, 2000, cash and cash equivalents totaled $10.64 million. The Company's future short-term requirements for cash are not expected to significantly change. However, in the event that the Company should require funds beyond its ability to generate them internally, additional sources of funds are available, such as FHLB advances. With no parent company debt and sound capital levels, the Company has several options for longer-term cash needs, such as for future expansion and acquisitions.

Management is not aware of any current recommendations or government proposals which if implemented would have a material effect on the Company's liquidity, capital resources or operations.

Management of Interest Rate Risk

The principal objective of the Company's interest rate risk management function is to evaluate the interest rate risk included in certain balance sheet accounts, determine the level of risk appropriate given the Company's business focus, operating environment, capital and liquidity requirements and performance objectives, establish asset concentration guidelines and manage the risk consistent with Board-approved guidelines. Through such management, the Company seeks to reduce the vulnerability of its operations to changes in interest rates and to manage the ratio of interest rate sensitive assets to interest rate sensitive liabilities within specified maturities or repricing dates. The Company's Board of Directors has established an Asset/Liability Committee consisting of management officers, which is responsible for reviewing the Company's asset/liability policies and interest rate risk position. Such committee generally meets on a quarterly basis, and at other times as dictated by market conditions, and reports to the Board of Directors after each such meeting.

The Company's interest rate risk strategy primarily consists of: (i) emphasizing the attraction and retention of core deposits, which tend to be a more stable source of funding; (ii) emphasizing the origination of adjustable rate mortgage loan products and short-term commercial loans, the origination of which is largely dependent on the market demand for such loans; (iii) when market conditions are favorable and in consideration of the regulatory requirements relating to required levels of residential loans which must be maintained by the Bank, selling fixed-rate one- to four-family mortgage loans; and (iv) investing primarily in short-term U.S. Government securities. As a traditional thrift lender, the Company has a significant amount of its earning assets invested in fixed-rate mortgages with contractual maturities greater than one year. At December 31, 2000, an aggregate of $64.94 million, or 40.7% of total assets, were invested in such assets.


The following table sets forth the amounts of interest-earning assets and interest-bearing liabilities outstanding at December 31, 2000 which mature or reprice in the periods shown. Except as stated in the table, the amount of assets and liabilities shown which reprice or mature during a particular period were determined in accordance with the earlier of term to repricing or the contractual maturity


 Interest Rate Sensitivity (in thousands)
 At December 31, 2000
                                                           Over One      Over Three     Over Six
                                                            Month          Months        Months
                                              Within       Through        Through        Through
                                               One          Three           Six          Twelve      Over One
                                              Month         Months         Months        Months        Year         Total
                                            --------------------------------------------------------------------------------
Interest-earning assets:
  Interest-bearing demand deposits          $   4,539     $     --        $     --     $     --     $      --      $   4,539
  Investment securities, net (1)                  444           38              57          114         6,399          7,052
  Loans, net (2)                                4,559        4,876           4,224        8,916       110,156        132,731
                                            --------------------------------------------------------------------------------
    Total interest-earning assets           $   9,542     $  4,914        $  4,281     $  9,030     $ 116,555      $ 144,322
                                            ================================================================================
Interest-bearing liabilities:
  NOW, savings and insured
    money market deposits                   $  40,764     $     --        $     --     $     --     $      --      $  40,764
  Certificates of deposit                       4,470        6,408          14,092       21,010        25,368         71,348
                                            --------------------------------------------------------------------------------
    Total interest-bearing deposits            45,234        6,408          14,092       21,010        25,368        112,112
  FHLB advances and other
    interest-bearing liabilities (3)            2,000           --           1,500        6,500         4,652         14,652
                                            --------------------------------------------------------------------------------
    Total interest-bearing liabilities         47,234        6,408          15,592       27,510        30,020        126,764
                                            --------------------------------------------------------------------------------
Excess (deficiency) of interest-earning
  assets over interest-bearing liabilities  $ (37,692)    $ (1,494)       $(11,311)    $(18,480)    $  86,535      $  17,558
                                            ================================================================================
Cumulative excess (deficiency) of
  interest-earning assets over interest-
  bearing liabilities                       $ (37,692)    $(39,186)       $(50,497)    $(68,977)    $  17,558      $  17,558
                                            ================================================================================
Cumulative interest-earning assets
 divided by interest-bearing liabilities          .20          .27             .27          .29          1.14           1.14
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

The Company tends to be liability sensitive due to the levels of short-term NOW, savings and insured money market deposits maintained. However, the effect of rate increases on these deposits, which are mainly core retail deposits, tends to lag behind the change in market rates. This lag generally lessens the negative impact on net interest income during a period of rising interest rates. Based on the information provided in the table, assuming no management intervention, the effect of an increase in interest rates of 100 basis points would reduce annualized net interest income by approximately $377,000 in the one month category or approximately $392,000 in the three month category. A decrease in interest rates would have the opposite effect.

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

In October 1998, the FASB issued Statement No. 134, "Accounting for Mortgage-Backed Securities Retained After the Securitization of Mortgage Loans Held for Sale by a Mortgage Banking Enterprise" which amends Statement No. 65, "Accounting for Certain Mortgage Banking Activities." This Statement conforms the subsequent accounting for securities retained after the securitization of mortgage loans by a mortgage banking enterprise with the accounting for such securities by a non-mortgage banking enterprise. This Statement is effective for the first quarter beginning after December 15, 1998, and did not have any impact on the Company's financial position or results of operations as the Company does not currently securitize mortgage loans.

In September 2000, the FASB issued Statement No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities." This Statement replaces Statement No. 125. This Statement is also effective for the recognition and reclassification of collateral and for disclosures relating to securitization transactions. This Statement is effective for fiscal years ending after December 15, 2000. The adoption of this Statement did not have any impact on the Company's financial position or results of operation.

Forward-Looking Statements

In addition to historical information, this Annual Report may include certain forward-looking statements based on current management expectations. The Company's actual results could differ materially from those management expectations. Factors that could cause future results to vary from current management expectations include, but are not limited to, general economic conditions, legislative and regulatory changes, monetary and fiscal policies of the federal government, changes in tax policies, rates and regulations of federal, state and local tax authorities, changes in interest rates, deposit flows, the cost of funds, demand for loan products, demand for financial services, competition, changes in the quality or competition, changes in the quality or composition of the Bank's loan and investment portfolios, changes in accounting principles, policies or guidelines, and other economic, competitive, governmental and technological factors affecting the Company's operations, markets, products, services and prices. Further description of the risks and uncertainties to the business are included in detail in Item 1, "Business" of the Company's 2000 Form 10-KSB. The Company does not undertake
- and specifically disclaims any obligation - to publicly release the result of any revisions which may be made to any forward-looking statements to reflect events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events.






                  Independent Auditor's Report



To the Stockholders and
Board of Directors
Great American Bancorp, Inc.
Champaign, Illinois


We have audited the accompanying consolidated balance sheet of Great American Bancorp, Inc. and subsidiary as of December 31, 2000 and 1999, and the related consolidated statements of income, comprehensive income, stockholders' equity, and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements described above present fairly, in all material respects, the consolidated financial position of Great American Bancorp, Inc. and subsidiary as of December 31, 2000 and 1999, and the results of their operations and their cash flows for the years then ended in conformity with generally accepted accounting principles.


/s/ Olive LLP


Champaign, Illinois
February 2, 2001



GREAT AMERICAN BANCORP, INC. AND SUBSIDIARY
Consolidated Balance Sheet (in thousands, except share data)


December 31                                                     2000             1999
-------------------------------------------------------------------------------------
Assets
Cash and due from banks                                    $   6,104       $    5,560
Interest-bearing demand deposits                               4,539            4,453
                                                           --------------------------
      Cash and cash equivalents                               10,643           10,013

Investment securities
  Available for sale                                           3,009            2,977
  Held to maturity (fair value of $3,116 and $3,338)           3,153            3,463
                                                           --------------------------
      Total investment securities                              6,162            6,440
Loans, net of allowance for loan losses of $889 and $703     132,731          127,728
Premises and equipment                                         6,802            7,188
Federal Home Loan Bank stock                                     890              767
Other assets                                                   2,449            2,173
                                                           --------------------------
       Total assets                                        $ 159,677       $  154,309
                                                           ==========================
Liabilities
Deposits
  Noninterest bearing                                      $  11,573       $    8,565
  Interest bearing                                           112,112          114,280
                                                           --------------------------
      Total deposits                                         123,685          122,845
Federal Home Loan Bank advances                               14,000            8,000
Other liabilities                                              1,760            1,693
                                                           --------------------------
      Total liabilities                                      139,445          132,538
                                                           --------------------------
Commitments and Contingent Liabilities

Stockholders' Equity
Preferred stock, $0.01 par value
  Authorized and unissued - 1,000,000 shares                      --               --
Common stock, $0.01 par value
  Authorized - 7,000,000 shares
  Issued and outstanding - 2,052,750 shares                       21               21
Additional paid-in capital                                    20,036           19,968
Retained earnings                                             17,043           16,521
Accumulated other comprehensive income                             5              (13)
                                                            --------------------------
                                                              37,105           36,497
Less:
  Treasury stock, at cost - 1,014,250 and
    829,035 shares                                           (16,570)         (14,019)
  Unallocated employee stock ownership plan
    shares - 19,748 and 40,986 shares                           (197)            (410)
  Unearned incentive plan shares - 7,377 and
    20,626 shares                                               (106)            (297)
                                                            --------------------------
      Total stockholders' equity                              20,232           21,771
                                                            --------------------------
      Total liabilities and
        stockholders' equity                               $ 159,677       $  154,309
                                                            ==========================


See notes to consolidated financial statements.



GREAT AMERICAN BANCORP, INC. AND SUBSIDIARY
Consolidated Statement of Income (in thousands, except share data)


Year Ended December 31                                          2000             1999
--------------------------------------------------------------------------------------
Interest Income
  Loans receivable                                         $  10,642         $ 10,157
  Investment securities
    Taxable                                                      451              262
    Tax exempt                                                    17               28
  Deposits with financial institutions and other                 256              578
                                                           --------------------------
        Total interest income                                 11,366           11,025
                                                           --------------------------
Interest Expense
  Deposits                                                     5,017            4,856
  Federal Home Loan Bank advances                                554              339
  Other                                                           40              120
                                                           --------------------------
        Total interest expense                                 5,611            5,315
                                                           --------------------------
Net Interest Income                                            5,755            5,710
  Provision for loan losses                                      300              573
                                                           --------------------------
Net Interest Income After
  Provision for Loan Losses                                    5,455            5,137
                                                           --------------------------
Noninterest Income
  Brokerage commissions                                          206              152
  Insurance sales commissions                                    702              625
  Service charges on deposit accounts                            560              567
  Loan servicing fees                                             16               19
  Other customer fees                                            145              144
  Other income                                                     6               16
                                                           --------------------------
         Total noninterest income                              1,635            1,523
                                                           --------------------------
Noninterest Expenses
  Salaries and employee benefits                               3,055            2,908
  Net occupancy expenses                                         638              567
  Equipment expenses                                             620              598
  Data processing fees                                            86              108
  Deposit insurance expense                                       25               71
  Printing and office supplies                                   271              282
  Legal and professional fees                                    230              292
  Directors and committee fees                                    98              100
  Insurance expense                                               45               48
  Marketing and advertising expenses                             167              169
  Other expenses                                                 375              411
                                                           --------------------------
          Total noninterest expenses                           5,610            5,554
                                                           --------------------------
Income Before Income Tax                                       1,480            1,106
  Income tax expense                                             497              462
                                                           --------------------------
Net Income                                                 $     983         $    644
                                                           ==========================
Basic Earnings per Share                                   $    0.92         $   0.53
                                                           ==========================
Diluted Earnings per Share                                 $    0.91         $   0.52
                                                           ==========================
Dividends per Share                                        $    0.44         $   0.44
                                                           ==========================

See notes to consolidated financial statements.


GREAT AMERICAN BANCORP, INC. AND SUBSIDIARY
Consolidated Statement of Comprehensive Income
(in thousands)

Year Ended December 31                                          2000             1999
--------------------------------------------------------------------------------------
Net income                                                 $     983         $    644
Other comprehensive income, net of tax:
  Unrealized holding gains (losses) on securities
    available for sale arising during the period,
    net of income tax of $(13) and $9                             18              (14)
                                                          ---------------------------
Comprehensive income                                       $   1,001         $    630
                                                          ===========================

See notes to consolidated financial statements

GREAT AMERICAN BANCORP, INC. AND SUBSIDIARY
Consolidated Statement of Stockholders' Equity
(in thousands, except share data)


                                                                                                   Unallocated
                                                                           Accumulated               Employee    Unearned
                                                    Additional                Other                Stock Owner-  Incentive
                                            Common    Paid-in   Retained  Comprehensive  Treasury    ship Plan     Plan
                                             Stock    Capital   Earnings  Income (Loss)   Stock       Shares      Shares     Total
-----------------------------------------------------------------------------------------------------------------------------------
Balances, January 1, 1999                    $  21   $ 19,877   $ 16,411    $      1   $(11,999)   $     (637)  $  (522)  $ 23,152
 Net income                                     --         --        644          --         --            --        --        644
 Cash dividends ($.44 per share)                --         --       (534)         --         --            --        --       (534)
 Other comprehensive loss, net of tax           --         --         --         (14)        --            --        --        (14)
 Employee stock ownership plan
  shares allocated                              --         95         --          --         --           227        --        322
 Incentive plan shares earned                   --         (4)        --          --         --            --       225        221
 Purchase of treasury stock                     --         --         --          --     (2,020)           --        --     (2,020)
 ----------------------------------------------------------------------------------------------------------------------------------
Balances, December 31, 1999                  $  21   $ 19,968   $ 16,521    $    (13)  $(14,019)   $     (410)  $  (297)  $ 21,771
 Net income                                     --         --        983          --         --            --        --        983
 Cash dividends ($.44 per share)                --         --       (461)         --         --            --        --       (461)
 Other comprehensive income, net of tax         --         --         --          18         --            --        --         18
 Employee stock ownership plan
  shares allocated                              --         71         --          --         --           213        --        284
 Incentive plan shares earned                   --         (3)        --          --         --            --       191        188
 Purchase of treasury stock                     --         --         --          --     (2,551)           --        --     (2,551)
-----------------------------------------------------------------------------------------------------------------------------------
Balances, December 31, 2000                  $  21   $ 20,036   $ 17,043    $      5   $(16,570)   $     (197)  $  (106)  $ 20,232
===================================================================================================================================


See notes to consolidated financial statements

GREAT AMERICAN BANCORP, INC. AND SUBSIDIARY
Consolidated Statement of Cash Flows (in thousands)


Year Ended December 31                                          2000              1999
--------------------------------------------------------------------------------------
Operating Activities
Net income                                                 $     983          $    644
Adjustments to reconcile net income to net
  cash provided by operating activities
    Provision for loan losses                                    300               573
    Depreciation and amortization                                673               682
    Amortization of deferred loan fees                           (20)               (7)
    Deferred income tax                                          (82)               37
    Investment securities amortization, net                        1                 1
    Federal Home Loan Bank stock dividend                        (45)               --
    Employees stock ownership plan
      compensation expense                                       284               322
    Incentive plan expense                                       188               221
    Net change in
      Other assets                                              (224)               99
      Other liabilities                                           58              (295)
                                                            --------------------------
        Net cash provided by operating activities              2,116             2,277
                                                            --------------------------

Investing Activities
  Purchases of securities available for sale                      --            (3,000)
  Purchases of securities held to maturity                        --            (3,002)
  Proceeds from maturities of securities available for sale       --             1,000
  Proceeds from maturities of securities held to maturity        100             1,450
  Proceeds from principal repayments of
    mortgage-backed securities                                   209                66
  Purchase of Federal Home Loan Bank stock                       (78)              (31)
  Net change in loans                                         (5,283)           (6,547)
  Purchases of premises and equipment                           (243)             (275)
                                                            --------------------------
        Net cash used by investing activities                 (5,295)          (10,339)
                                                            --------------------------
Financing Activities
  Net change in
    Noninterest-bearing, interest-bearing demand
      and savings deposits                                     3,825             1,084
    Certificates of deposit                                   (2,985)           (1,259)
    Loans sold under repurchase agreements                        --            (2,000)
  Proceeds from Federal Home Loan Bank advances                9,000             1,000
  Repayment of Federal Home Loan Bank advances                (3,000)               --
  Cash dividends                                                (480)             (545)
  Purchase of treasury stock                                  (2,551)           (2,020)
                                                            --------------------------
        Net cash provided (used) by financing activities       3,809            (3,740)
                                                            --------------------------
Net Change in Cash and Cash Equivalents                          630           (11,802)

Cash and Cash Equivalents, Beginning of Period                10,013            21,815
                                                            --------------------------
Cash and Cash Equivalents, End of Period                    $ 10,643          $ 10,013
                                                            ==========================

Additional Cash Flows Information
  Interest paid                                            $   5,580          $  5,313

  Income tax paid                                                600               598


See notes to consolidated financial statements.


GREAT AMERICAN BANCORP, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
(Table dollar amounts in thousands, except share data)

Note 1 -- Nature of Operations and Summary of Significant Accounting Policies

The accounting and reporting policies of Great American Bancorp, Inc. ("Company"), its wholly-owned subsidiary, First Federal Savings Bank of Champaign-Urbana ("Bank") and the Bank's wholly owned subsidiary, Park Avenue Service Corporation ("PASC"), conform to generally accepted accounting principles and reporting practices followed by the thrift industry. The more significant of the policies are described below.

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

Allowance for loan losses is maintained to absorb loan losses based on management's continuing review and evaluation of the loan portfolio and its judgment as to the impact of economic conditions on the portfolio. The allowance is increased by the provision for loan losses, which is charged against current period operating results and decreased by the amount of charge-offs, net of recoveries. The Company's methodology for assessing the appropriateness of the allowance for loan losses consists of several key elements, which include the formula allowance, specific allowances for identified problem loans, and the unallocated allowance.

The formula allowance is calculated by applying loss factors to outstanding loans and certain unused commitments, in each case based on the internal risk grade of such loans, or commitments. Changes in risk grades of both performing and nonperforming loans affect the amount of the formula allowance. Loss factors are based on the Company's historical loss experience and may be adjusted for significant factors that, in management's judgement, affect the collectibility of the portfolio as of the evaluation date.

Specific allowances are established in cases where management has identified significant conditions or circumstances related to a credit that management believes indicate the probability that a loss has been incurred in excess of the amount determined by the application of the formula allowance.

The unallocated allowance is based upon management's evaluation of various conditions, the effects of which are not directly measured in the determination of the formula and specific allowances. The evaluation of the inherent loss with respect to these conditions is subject to a higher degree of uncertainty because they are not identified with specific credits. The conditions evaluated in connection with the unallocated allowance may include existing general economic and business conditions affecting the Company's key lending areas, credit quality trends, collateral value, loan volumes and concentrations, seasoning of the loan portfolio, specific industry conditions within portfolio segments, recent loss experience in particular segments of the portfolio, duration of the current business cycle and bank regulatory examination results.

The allowance for loan losses also incorporates the results of measuring impaired loans as provided in Statement of Financial Accounting Standards ("SFAS") No. 114 and SFAS No. 118. A loan is considered impaired when management determines that it is probable that the Company will be unable to collect all amounts due according to the original contractual terms of the loan agreement. Impairment is measured by the difference between the recorded investment in the loan and the estimated present value of total expected future cash flows, discounted at the loan's effective rate, or the fair value of the collateral of the loan, if collateral dependent.
Impairment is recognized by adjusting an allocation of the existing allowance for loan losses. The accrual of interest on impaired loans is discontinued when, in management's opinion, the borrower may be unable to meet payments as they become due. When interest accrual is discontinued, all unpaid accrued interest is reversed when considered uncollectible. Interest income is subsequently recognized only to the extent cash payments are received. In applying the provisions of No. 114, the Company considers its investments in 1-4 family residential loans and consumer installment loans to be homogeneous and therefore excluded from separate identification for valuation of impairment.

The determination of the adequacy of the allowance for loan losses is based on estimates that are particularly susceptible to significant changes in the economic environment and market conditions. Management believes that as of December 31, 2000 the allowance for loan losses is adequate based on information currently available. A worsening or protracted economic decline in the areas within which the Bank operates would increase the likelihood of additional losses due to credit and market risks and could create the need for additional loss reserves.

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

Earnings per share - Basic earnings per share have been computed based upon the weighted-average common shares outstanding during each year. Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the Company.

Note 2 -- Restriction on Cash and Due from Banks

The Bank is required to maintain reserve funds in cash and/or on deposit with the Federal Reserve Bank. The reserve required at December 31, 2000 was $1,050,000.



Note 3 -- Investment Securities
                                                                  2000
----------------------------------------------------------------------------------------------
                                                          Gross          Gross
                                           Amortized    Unrealized     Unrealized       Fair
December 31                                   Cost        Gains          Losses         Value
----------------------------------------------------------------------------------------------
Available for sale
  Federal agencies                         $   3,000     $     10      $       1      $  3,009
                                           ---------------------------------------------------
    Total available for sale                   3,000           10              1         3,009
                                           ---------------------------------------------------
Held to maturity
  Mortgage-backed securities                   2,728           --             37         2,691
  State and municipal                            425           --             --           425
                                           ---------------------------------------------------
    Total held to maturity                     3,153           --             37         3,116
                                           ---------------------------------------------------
    Total investment securities            $   6,153     $     10      $      38      $  6,125
                                           ===================================================

                                                                  1999
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
                                           ===================================================

The amortized cost and fair value of securities available for sale and held to maturity at December 31, 2000, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.


                                              Available for Sale          Held to Maturity
                                          ---------------------------------------------------
                                           Amortized        Fair       Amortized        Fair
                                             Cost          Value          Cost          Value
---------------------------------------------------------------------------------------------

Within one year                            $      --     $     --      $     425    $     425
One to five years                              3,000        3,009             --           --
                                          ---------------------------------------------------
                                               3,000        3,009            425          425
Mortgage-backed securities                        --           --          2,728        2,691
                                          ---------------------------------------------------
    Totals                                 $   3,000     $  3,009      $   3,153    $   3,116
                                          ===================================================

There were no sales of securities during 2000 or 1999. There were no securities transferred between classifications during 2000 or 1999.

With the exception of securities of Federal Agencies, the Company did not hold any securities of a single issuer, payable from and secured by the same source of revenue or taxing authority, the book value of which exceeded 10% of stockholders' equity at December 31, 2000.

Note 4 -- Loans and Allowance

December 31                                           2000              1999
----------------------------------------------------------------------------

Mortgage loans:
  One-to four-family                              $ 77,064         $  70,381
  Other loans secured by real estate                37,230            36,891
  Construction                                       1,221             1,919
                                                  --------------------------
                                                   115,515           109,191
  Undisbursed portion of loans                          --                (2)
  Deferred loan fees                                   (63)              (69)
                                                  --------------------------
    Total mortgage loans                           115,452           109,120
                                                  --------------------------
Commercial and consumer loans:
  Commercial                                         6,569             7,747
  Consumer                                          11,599            11,564
                                                  --------------------------
    Total commercial and consumer loans             18,168            19,311
                                                  --------------------------
      Total loans                                  133,620           128,431

 Allowance for loan losses                            (889)             (703)
                                                  --------------------------
                                                  $132,731         $ 127,728
                                                  ==========================


December 31                                           2000              1999
----------------------------------------------------------------------------
Allowance for loan losses
  Balances, January 1                             $    703         $     925
  Provision for losses                                 300               573
  Recoveries on loans                                   17                 6
  Loans charged off                                   (131)             (801)
                                                  --------------------------
  Balances, December 31                           $    889         $     703
                                                  ==========================

Information on impaired loans is summarized below.

December 31                                           2000              1999
----------------------------------------------------------------------------
Impaired loans with an allowance                  $    406           $   537
Allowance for impaired loans (included in the
 Company's allowance for loan losses)                   48               102

Year Ended December 31                                2000              1999
----------------------------------------------------------------------------
Average balance of impaired loans                 $    496         $   1,616
Interest income recognized on impaired loans            13                38
Cash-basis interest included above                      13                38

Note 5 -- Premises and Equipment

December 31                                           2000              1999
----------------------------------------------------------------------------
Land                                              $  1,545         $   1,545
Buildings                                            5,233             5,233
Leasehold improvements                                 867               867
Furniture and equipment                              3,380             3,135
                                                  --------------------------
    Total cost                                      11,025            10,780
Accumulated depreciation and amortization           (4,223)           (3,592)
                                                  --------------------------
    Net                                           $  6,802         $   7,188
                                                  ==========================



Note 6 -- Other Assets and Other Liabilities

December 31                                           2000              1999
----------------------------------------------------------------------------
Other assets
  Interest receivable
    Investment securities                         $     90         $     100
    Loans                                              779               788
  Cash surrender value of life insurance               237               223
  Excess of purchase price over the
   fair value of assets acquired                       529               556
  Insurance premiums receivable                        292               104
  Deferred income tax asset                            125                56
  Income taxes receivable                              116               138
  Prepaid expenses and other assets                    281               208
                                                  --------------------------
    Total                                         $  2,449         $   2,173
                                                  ==========================
Other liabilities
  Interest payable
    Deposits                                      $     14         $      17
    Other borrowings                                    66                32
  Deferred compensation - directors                    652               611
  Accrued real estate taxes                            134               123
  Insurance and real estate taxes held
    in escrow for loan customers                       298               259
  Accrued postretirement benefit obligation            171               139
  Dividends payable                                    110               129
  Premiums due insurance companies                     169               120
  Accrued expenses and other                           146               263
                                                  --------------------------
    Total                                         $  1,760         $   1,693
                                                  ==========================

Note 7 -- Deposits

December 31                                           2000              1999
----------------------------------------------------------------------------
Demand deposits                                   $ 28,458         $  24,475
Savings deposits                                    14,029            14,705
Insured money market                                 9,850             9,332
Certificates of deposit of $100,000 or more          8,901            10,648
Other certificates of deposit                       62,447            63,685
                                                  --------------------------
    Total deposits                                $123,685         $ 122,845
                                                  ==========================




Certificates of deposit maturing in years ending December 31,

 2001                                                              $  45,980
 2002                                                                 16,193
 2003                                                                  3,116
 2004                                                                  2,841
 2005                                                                  2,150
Thereafter                                                             1,068
                                                                   ---------
                                                                   $  71,348
                                                                   =========

Note 8 -- Federal Home Loan Bank Advances

December 31                                           2000              1999
----------------------------------------------------------------------------
Federal Home Loan Bank advances, variable
 and fixed rates, (4.30% to 6.88% at
 December 31, 2000) due at various dates
 through October, 2008                            $ 14,000         $   8,000
                                                  ==========================

The Federal Home Loan Bank advances are secured by first mortgage loans and all stock in the FHLB. Advances are subject to restrictions or penalties in the event of prepayment.

Maturities in years ending December 31

   2001                                                            $   5,000
   2002                                                                4,000
   After 2005                                                          5,000
                                                                   ---------
                                                                   $  14,000
                                                                   =========

The $5,000,000 advance maturing after 2005 is due in October 2008 and is callable quarterly beginning in October 2001. The rate on this advance is 4.30%.

Note 9 -- Loan Servicing

Loans serviced for others are not included in the accompanying consolidated balance sheet. The unpaid principal balances of loans serviced for others totaled $5,188,000 and $6,271,000 at December 31, 2000 and December 31, 1999.

The aggregate fair value of capitalized mortgage servicing rights at December 31, 2000 and 1999 totaled $5,000 and $10,000. Comparable market values were used to estimate fair value. For purposes of measuring impairment, risk characteristics including product type, investor type, and interest rates, were used to stratify the originated mortgage servicing rights.


                                                      2000              1999
----------------------------------------------------------------------------
Mortgage Servicing Rights
 Balances, January 1                              $     10         $      14
 Servicing rights capitalized                           --                --
 Amortization of servicing rights                       (5)               (4)
                                                  --------------------------
    Balances, December 31                         $      5         $      10
                                                  ==========================

Note 10 --  Income Tax

Year Ended December 31                                2000              1999
----------------------------------------------------------------------------
Income tax expense
  Currently payable
    Federal                                       $    564         $     352
    State                                               15                73
  Deferred
    Federal                                            (67)               30
    State                                              (15)                7
                                                  --------------------------
      Total income tax expense                    $    497         $     462
                                                  ==========================
Reconciliation of federal statutory to
 actual tax expense
  Federal statutory income tax at 34%             $    503         $     376
  Effect of state income taxes                          --                53
  Effect of allocating ESOP shares                      17                30
  Other                                                (23)                3
                                                  --------------------------
      Actual tax expense                          $    497         $     462
                                                  ==========================



A cumulative net deferred tax asset is included in other assets. The components of the asset are as follows:

December 31                                           2000              1999
----------------------------------------------------------------------------
Assets
 Deferred loan fees                               $     13         $      15
 Allowance for loan losses                             311               228
 Deferred compensation                                 253               237
 Postretirement benefit obligation                      66                54
 Net unrealized losses on securities
  available for sale                                    --                 9
 Mortgage servicing rights                               2                 4
 Other                                                  48                35
                                                   --------------------------
    Total assets                                       693               582
                                                   --------------------------
Liabilities
 Federal Home Loan Bank stock basis                    (38)              (20)
 Depreciation                                         (518)             (497)
 Net unrealized gains on securities
  available for sale                                    (4)               --
 Other                                                  (8)               (9)
                                                  --------------------------
    Total liabilities                                 (568)             (526)
                                                  --------------------------
                                                  $    125         $      56
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

Note 11 -- Commitments and Contingent Liabilities

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


Financial instruments whose contract amount represents credit risk as of December 31 were as follows:

December 31                                           2000              1999
----------------------------------------------------------------------------
Commitments to extend credit
  At variable rates                               $  4,721         $   4,366
  At fixed rates (ranging from 7.375% to 10.50%
    at December 31, 2000)                            3,765             1,611
Standby letters of credit                              199               225

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

Note 12 -- Dividend and Capital Restrictions

Without prior approval, Office of Thrift Supervision ("OTS") regulations allow the Bank to pay dividends to the Company not exceeding net profits (as defined) for the current year plus those for the previous two years.

Note 13 -- Regulatory Capital

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


There are five capital categories defined in the regulations, ranging from well capitalized to critically undercapitalized. Classification of a bank in any of the undercapitalized categories can result in actions by regulators that could have a material effect on a bank's operations. At December 31, 2000 and 1999, the Bank is categorized as well capitalized and met all subject capital adequacy requirements. There are no conditions or events since December 31, 2000 that management believes have changed the Bank's classification.

The Bank's actual and required capital amounts and ratios are as follows:

                              -----------------------------------------------------------
                                                      Required for            To Be Well
                                   Actual           Adequate Capital*        Capitalized*
                              -----------------------------------------------------------
December 31                    Amount   Ratio         Amount   Ratio       Amount   Ratio
-----------------------------------------------------------------------------------------
As of December 31, 2000
Total risk-based capital*
 (to risk-weighted assets)   $ 10,589   11.9%        $ 7,137    8.0%      $ 8,921   10.0%

Tier 1 capital* (to risk-
 weighted assets)               9,728   10.9           3,568    4.0         5,352    6.0

Core capital* (to adjusted
 total assets)                  9,728    6.5           6,019    4.0         7,524    5.0

Core capital* (to adjusted
 tangible assets)               9,728    6.5           3,009    2.0                  N/A

Tangible capital* (to
 adjusted total assets)         9,728    6.5           2,257    1.5                  N/A


As of December 31, 1999
Total risk-based capital*
 (to risk-weighted assets)   $ 10,420   12.2%        $ 6,863    8.0%      $ 8,579   10.0%

Tier 1 capital* (to risk
 weighted assets)               9,775   11.4           3,432    4.0%        5,125    6.0

Core capital* (to adjusted
 total assets)                  9,775    6.8           5,736    4.0         7,170    5.0

Core capital* (to adjusted
 tangible assets)               9,775    6.8           2,857    2.0                  N/A

Tangible capital* (to
 adjusted total assets)         9,775    6.8           2,156    1.5                  N/A



*As defined by regulatory agencies


Note 14 -- Employee Benefits

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

During the year ended December 31, 2000, 21,238 shares of stock with an average fair value of $13.37 were committed to be released, resulting in ESOP compensation expense of $284,000. During the year ended December 31, 1999, 22,712 shares of stock with an average fair value of $14.22 were committed to be released, resulting in ESOP compensation expense of $322,000. The following table reflects the shares held by the plan:

As of and for Year Ended December 31                  2000              1999
----------------------------------------------------------------------------
Shares earned by participants                      144,472           123,234
Shares distributed to participants                 (17,660)          (15,244)
Unallocated shares                                  19,748            40,986
                                                 ---------------------------
    Total ESOP shares                              146,560           148,976
                                                 ===========================
Fair value of unallocated shares                  $    267         $     507
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



The following is a summary of the status of the stock awards and changes in the stock awards:

As of and for Year Ended December 31                  2000              1999
----------------------------------------------------------------------------
    Stock Awards                                    Shares            Shares
---------------------------------------------------------------------------
Outstanding, beginning of year                      30,391            47,863
Granted                                                 --                --
Distributed                                        (14,652)          (15,592)
Forfeited                                             (600)           (1,880)
                                                  --------------------------
Outstanding, end of year                            15,139            30,391
Shares available for future stock awards             5,029             4,429
                                                  --------------------------
    Total stock awards                              20,168            34,820
                                                  ==========================

During the year ended December 31, 2000, 13,249 shares representing stock awards were earned by participants and resulted in compensation expense of $188,000. For the year ended December 31, 1999, 15,588 shares were earned and resulted in compensation expense of $221,000. The shares forfeited in 2000 and 1999 were shares that would have been earned by the participants in subsequent years.

Note 15 -- Related Party Transactions

The Company has entered into transactions with certain directors, executive officers, significant stockholders and their affiliates or associates (related parties). Such transactions were made in the ordinary course of business on substantially the same terms and conditions, including interest rates and collateral, as those prevailing at the same time for comparable transactions with other customers, and did not, in the opinion of management, involve more than normal credit risk or present other unfavorable features. The aggregate amount of loans, as defined, to such related parties at December 31, 2000 and 1999 was $1,399,000 and $1,125,000.

The aggregate amount of loans, as defined, to such related parties were as follows:

Balances, January 1, 2000                                          $   1,125
New loans, including renewals                                            743
Payments, etc.                                                          (469)
                                                                   ---------
Balances, December 31, 2000                                        $   1,399
                                                                   =========

Deposits from related parties held by the Company at December 31, 2000 and 1999 totaled $646,000 and $512,000.

Note 16 -- Leases

The Company leases one branch office and another office previously operated as a branch office under operating leases. The branch office is rented on a twenty-five year lease with four ten-year options with escalating rental payments.

The previous branch office is currently on a thirty-month lease which is renewable for two additional thirty-month terms at the lessee's option. This office is being subleased to an unrelated party. In addition, the lessee is required to pay the property taxes, normal maintenance and insurance on the property.

The total minimum lease commitment at December 31, 2000 under these leases is $333,000 which is due as follows:

                                   Lease          Rent from        Net Lease
                                  Payments        Sublease          Payment
                                  ------------------------------------------
Years ending December 31
 2001                             $     58        $     30         $      28
 2002                                   58              30                28
 2003                                   58              30                28
 2004                                   58              30                28
 2005                                   18              30               (12)
During the remaining lease term         83             139               (56)
                                  ------------------------------------------
    Total                         $    333        $    289         $      44
                                  ==========================================

Total rent expense was $58,000 and $51,000 for the years ended December 31, 2000 and 1999.

Note 17 -- Stock Option Plan

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


Under SFAS No. 123, compensation cost is recognized in the amount of the estimated fair value of the options and amortized to expense over the options' vesting period. The pro forma effect on net income and earnings per share of this statement are as follows:

                                                      2000              1999
                                                  --------------------------
Net income                        As reported     $    983         $     644
                                  Pro forma            849               505

Basic earnings per share          As reported     $   0.92         $    0.53
                                  Pro forma           0.80              0.42

Diluted earnings per share        As reported     $   0.91         $    0.52
                                  Pro forma           0.79              0.41

The following is a summary of the status of the Company's stock option plan and changes in that plan as of and for the years ended December 31, 2000 and 1999.


Year Ended December 31                                           2000                    1999
-------------------------------------------------------------------------------------------------
                                                               Weighted                Weighted
                                                                Average                 Average
                                                               Exercise                Exercise
    Options                                          Shares      Price        Shares     Price
-------------------------------------------------------------------------------------------------
Outstanding, beginning of year                      187,601    $ 14.21       193,101    $ 14.20
Granted                                                  --         --            --         --
Exercised                                                --         --            --         --
Forfeited                                            (7,500)     14.00        (5,500)     14.00
                                                    -------                  -------
Outstanding, end of year                            180,101    $ 14.22       187,601    $ 14.21
                                                    =======                  =======
Options exercisable at
  year end                                          142,124                  112,704



As of December 31, 2000, the 180,101 options outstanding have exercise prices ranging from $14.00 to $16.38 and a weighted-average remaining contractual life of 5.3 years.


Note 18 -- Postretirement Plan

The Company sponsors a defined-benefit postretirement plan that covers both salaried and nonsalaried employees. The following table sets forth the plan's funded status, and amounts recognized in the consolidated financial statements:

December 31                                           2000              1999
----------------------------------------------------------------------------
Change in benefit obligation
  Benefit obligation at beginning of year         $    228         $     184
  Service cost                                          16                15
  Interest cost                                         16                15
  Actuarial gain (loss)                                 11                20
  Benefits paid                                         (7)               (6)
                                                  --------------------------
  Benefit obligation at end of year                    264               228
                                                  --------------------------
Change in plan assets
  Fair value of plan assets at
     end of year                                        --                --
                                                  --------------------------
  Funded status                                       (264)             (228)
  Unrecognized net actuarial gain                      (22)              (34)
  Unrecognized transition liability                    115               123
                                                  --------------------------
  Accrued benefit cost                            $   (171)         $   (139)
                                                  ==========================
Components of net periodic benefit cost
  Service cost                                          16                15
  Interest cost                                         16                15
  Amortization of prior service cost                     8                 6
                                                  --------------------------
  Net periodic benefit cost                       $     40         $      36
                                                  ==========================

The assumed health care cost trend rate used in measuring the accumulated postretirement benefit obligation was 9 percent, gradually declining to 5 percent in the year 2004.

The weighted average discount rate used in determining the accumulated postretirement benefit obligation was 7.25 percent in 2000 and 1999.

Assumed health care cost trend rates have a significant effect on the amounts reported for the health care plans. A one percentage-point change in assumed health care cost trend rates would have the following effects:

                                                     One Percentage Point
                                                  --------------------------
                                                  Increase          Decrease
                                                  --------------------------
Effect on total service components                $     10         $      (7)
Effect on postretirement benefit obligation             64               (48)






Note 19 -- Deferred Compensation

The Company has a deferred compensation plan for its directors whereby each director may elect to defer his annual fees. For the years ended December 31, 2000 and 1999, fees deferred totaled $54,000 and $57,000, interest expense related to this plan was $40,000 and $32,000, and payments to directors totaled $53,000 in 2000 and $26,000 in 1999.

Note 20 --  Business Industry Segments

The Company's primary business involves the typical banking services of generating loans and receiving deposits. Through PASC, the Company also provides insurance and brokerage services to customers. The following schedule is a summary of selected data for the Company's various business segments:

                                           Insurance/
                                Banking    Brokerage
                                Services   Services      Company     Eliminations    Total
-------------------------------------------------------------------------------------------
2000
  Total interest income        $ 11,366    $     --     $ 11,366      $    --     $ 11,366
  Total noninterest income          747         908        1,655          (20)       1,635
  Total interest expense          5,611          --        5,611           --        5,611
  Total noninterest expense       4,946         684        5,630          (20)       5,610
  Income before income tax        1,256         224        1,480           --        1,480
  Income tax expense                404          93          497           --          497
  Net income                        852         131          983           --          983
  Total assets                  159,545         888      160,433         (756)     159,677


1999
  Total interest income        $ 11,025    $     --     $ 11,025      $    --     $ 11,025
  Total noninterest income          766         777        1,543          (20)       1,523
  Total interest expense          5,315          --        5,315           --        5,315
  Total noninterest expense       4,925         649        5,574          (20)       5,554
  Income before income tax          978         128        1,106           --        1,106
  Income tax expense                407          55          462           --          462
  Net income                        571          73          644           --          644
  Total assets                  154,195         835      155,030         (721)     154,309

</TABLE

Note 21 --  Earnings per share



Earnings per share (EPS) were computed as follows:

                                                        Year Ended December 31, 2000
                                                  ---------------------------------------
                                                                   Weighted
                                                                    Average     Per-Share
                                                    Income          Shares        Amount
                                                  ---------------------------------------
Basic Earnings Per Share
  Income available to common stockholders          $    983       1,065,224     $   0.92

Effect of Dilutive Securities
  Unearned incentive plan shares                                     14,763
                                                  -------------------------
Diluted Earnings Per Share
  Income available to common stockholders
   and assumed conversions                         $    983       1,079,987     $   0.91
                                                  =======================================

Options to purchase 180,101 shares of common stock at $14.22 were outstanding at December, 31,
2000, but were excluded from the computation of the diluted earnings per share because the options exercise price was greater than the average market price of the common shares for 2000.

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
                                                  =======================================

Note 22 --  Fair Values of Financial Instruments

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


The estimated fair values of the Company's financial instruments are as follows:


                                                     2000                     1999
                                     ----------------------------------------------------
                                           Carrying       Fair        Carrying     Fair
December 31                                  Amount       Value        Amount      Value
-----------------------------------------------------------------------------------------
Assets
  Cash and cash equivalents              $   10,643    $ 10,643     $  10,013   $ 10,013
  Investment securities
    Available for sale                        3,009       3,009         2,977      2,977
    Held to maturity                          3,153       3,116         3,463      3,338
  Loans, net                                132,731     133,794       127,728    126,281
  Interest receivable                           869         869           888        888
  Federal Home Loan Bank stock                  890         890           767        767
  Cash surrender value of life insurance        237         237           223        223

Liabilities
  Deposits                                  123,685     123,675       122,845    122,077
  Federal Home Loan Bank advances            14,000      13,902         8,000      7,254
  Interest payable                               80          80            49         49

Off-balance sheet assets
  Commitments to extend credit                   --          --            --         --
  Standby letters of credit                      --          --            --         --




GREAT AMERICAN BANCORP, INC.
SHAREHOLDER INFORMATION

Stock Listing and Price Information

The Company's common stock trades on The Nasdaq Stock Market under the symbol "GTPS". At December 31, 2000, 1,038,500 shares of the Company's common stock were held of record by 359 persons or entities, not including the number of persons or entities holding stock in nominee or street name through various brokers or banks.

The following schedule shows the high and low bid prices for each of the quarters in the years ended December 31, 2000 and 1999:

                Quarter Ended:             High        Low
              ------------------          ------      ------
             March 31, 1999               16.25       13.50
             June 30, 1999                15.94       13.13
             September 30, 1999           15.50       12.75
             December 31, 1999            14.13       12.38
             March 31, 2000               13.13	      10.88
             June 30, 2000                15.00       12.00
             September 30, 2000           15.00       11.75
             December 31, 2000            15.00       13.00


At December 31, 2000 the closing price of a common share was $13.50. Such prices do not necessarily reflect retail markups, markdowns, or commissions. During the years ended December 31, 2000 and 1999, the Company declared dividends as follows:

  Date Declared          Record Date          Payable Date        Amount
----------------      -----------------    -----------------      ------
February 8, 1999     March 15, 1999         April 1, 1999           .11
May 10, 1999         June 15, 1999          July 1, 1999            .11
August 9, 1999       September 15, 1999     October 1, 1999         .11
November 8, 1999     December 15, 1999      January 3, 2000         .11
February 14, 2000    March 15, 2000         April 3, 2000           .11
May 8, 2000          June 15, 2000          July 3, 2000            .11
August 14, 2000      September 15, 2000     October 2, 2000         .11
November 13, 2000    December 15, 2000      January 2, 2001         .11
                                                                 -------
                                                                 $  .88
                                                                 =======



Investor Information

Stockholders, investors and analysts interested in additional information may contact:

Jane F. Adams
Chief Financial Officer
Great American Bancorp, Inc.
1311 S. Neil Street
Champaign, IL  61820

Annual Report on Form 10-KSB

A copy of the annual report on Form 10-KSB for the fiscal year ended December 31, 2000, which has been filed with the Securities and Exchange Commission is available to stockholders (excluding exhibits) at no charge, upon written request to the above address.

Corporate Counsel

Muldoon Murphy and Faucette LLP
5101 Wisconsin Avenue N.W.
Washington, D C  20016

Independent Auditors

Olive LLP
100 Trade Center
Champaign, IL  61820

Annual Meeting of Stockholders

The Annual Meeting of Stockholders of Great American Bancorp, Inc. will be held at 9:30 a.m. April 24, 2001 at:

First Federal Savings Bank of Champaign-Urbana
1311 S. Neil Street
Champaign IL  61820

Shareholders are welcome to attend.

Stock Transfer Agent and Registrar

Inquiries regarding stock transfer, registration, lost certificates or changes in name and address should be directed to the transfer agent and registrar:

Computershare Investor Services
12039 West Alameda Parkway
Suite Z-2
Lakewood, CO  80228



               Exhibit 23.0   Consent of Independent Accountants


                      INDEPENDENT ACCOUNTANTS' CONSENT

The Board of Directors
Great American Bancorp, Inc.

We have issued our report dated February 2, 2001 accompanying the consolidated financial statements of Great American Bancorp, Inc. and Subsidiary appearing in the Company's 2000 Annual Report to Stockholders. We consent to the incorporation by reference in this Form 10-KSB of the aforementioned report.


/s/ Olive LLP

Decatur, Illinois
March 27, 2001





0

1