Form 10QSB
period 2001-03-31
GREAT AMERICAN BANCORP INC
filed 2001-05-11
CIK 943064

UNITED STATES
                   SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C. 20549

                              FORM 10-QSB
(Mark One)
[ X ]     QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
          SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended      March 31, 2001
                                ----------------------

[   ]     TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
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

At April 30, 2001, the Registrant had 979,100 shares of Common Stock outstanding, for ownership purposes, which excludes 1,073,650 shares held as treasury stock.


Transitional Small Business Disclosure Format (Check One): Yes      No    X
                                                               ---       ---




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

     Item 3.        Defaults Upon Senior Securities

     Item 4.        Submission of Matters to a Vote of Security
                    Holders

     Item 5.        Other Information

     Item 6.        Exhibits and Reports on Form 8-K

SIGNATURES


                 Great American Bancorp, Inc. and Subsidiary
                    Condensed Consolidated Balance Sheets
                 As of March 31, 2001 and December 31, 2000
                               (in thousands)

                                           March 31, 2001      Dec. 31, 2000
                                             (Unaudited)
-----------------------------------------------------------------------------
ASSETS
Cash and due from banks                     $       5,482      $       6,104
Interest-bearing demand deposits                   11,233              4,539
                                            --------------------------------
 Cash and cash equivalents                         16,715             10,643

Investment securities
 Available for sale                                 3,014              3,009
 Held to maturity (fair value of $2,612
  and $3,324)                                       2,612              3,153
                                            --------------------------------
  Total investment securities                       5,626              6,162
Loans                                             134,403            133,620
 Allowance for loan losses                           (920)              (889)
                                            --------------------------------
  Net loans                                       133,483            132,731
Premises and equipment                              6,677              6,802
Federal Home Loan Bank stock                          925                890
Other assets                                        2,261              2,449
                                            --------------------------------
    Total assets                            $     165,687      $     159,677
                                            ================================
LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES
 Deposits
  Noninterest bearing                       $      10,881      $      11,573
  Interest bearing                                114,545            112,112
                                            --------------------------------
   Total deposits                                 125,426            123,685

 Federal Home Loan Bank Advances                   18,500             14,000
 Other liabilities                                  2,033              1,760
                                            --------------------------------
    Total liabilities                             145,959            139,445
                                            --------------------------------

Commitments and Contingent Liabilities

                                                                 (continued)


                 Great American Bancorp, Inc. and Subsidiary
              Condensed Consolidated Balance Sheets (Continued)
                 As of March 31, 2001 and December 31, 2000
                               (in thousands)

                                            March 31, 2001     Dec. 31, 2000
-----------------------------------------------------------------------------
STOCKHOLDERS' EQUITY                        $                  $
Preferred stock, $0.01 par value
 Authorized and unissued --
  1,000,000 shares                                     --                 --
Common stock, $0.01 par value
 Authorized -- 7,000,000 shares
 Issued and outstanding -- 2,052,750 shares            21                 21
Additional paid-in-capital                         20,061             20,036
Retained earnings -- substantially restricted      17,197             17,043
Accumulated other comprehensive income                  8                  5
                                            --------------------------------
                                                   37,287             37,105
Less:
 Treasury stock, at cost - 1,063,650 and
   1,014,250 shares                               (17,324)           (16,570)
 Unallocated employee stock ownership plan
   shares - 14,814 and 19,748 shares                 (148)              (197)
 Unearned incentive plan shares - 6,024 and
   7,377 shares                                       (87)              (106)
                                            --------------------------------
                                                  (17,559)           (16,873)
                                            --------------------------------
    Total stockholders' equity                     19,728             20,232
                                            --------------------------------
    Total liabilities and
      stockholders' equity                  $     165,687      $     159,677
                                            ================================


See notes to condensed consolidated financial statements.


                  Great American Bancorp, Inc. and Subsidiary
                   Condensed Consolidated Income Statements
               For the Three Months Ended March 31, 2001 and 2000
                   (unaudited, in thousands except share data)

                                                     2001               2000
----------------------------------------------------------------------------
Interest income:
 Loans                                       $      2,687      $       2,590
 Investment securities
  Taxable                                             111                113
  Tax exempt                                           --                  4
 Deposits with financial
  institutions and other                              100                 61
                                            --------------------------------
   Total interest income                            2,898              2,768
                                            --------------------------------
Interest expense:
 Deposits                                           1,290              1,205
 Federal Home Loan Bank advances                      216                100
 Other                                                 10                  9
                                            --------------------------------
   Total interest expense                           1,516              1,314
                                            --------------------------------
   Net interest income                              1,382              1,454
Provision for loan losses                              36                 75
                                            --------------------------------
   Net interest income after
     provision for loan losses                      1,346              1,379
                                            --------------------------------
Noninterest income:
 Brokerage commissions                                 36                 50
 Insurance sales commissions                          319                217
 Service charges on deposit accounts                  126                134
 Loan servicing fees                                    3                  4
 Other customer fees                                   42                 34
 Other income                                           1                 --
                                             --------------------------------
   Total noninterest income                           527                439
                                            --------------------------------

                                                                 (continued)


                  Great American Bancorp, Inc. and Subsidiary
             Condensed Consolidated Income Statements (Continued)
              For the Three Months Ended March 31, 2001 and 2000
                  (unaudited, in thousands except share data)

                                                     2001               2000
----------------------------------------------------------------------------
Noninterest expense:
 Salaries and employee benefits             $         795      $         755
 Net occupancy expenses                               155                162
 Equipment expenses                                   155                146
 Data processing fees                                  19                 20
 Deposit insurance expense                              6                  6
 Printing and office supplies                          76                 65
 Legal and professional fees                           56                 51
 Directors and committee fees                          25                 25
 Insurance expense                                     13                 11
 Marketing and advertising expenses                    39                 38
 Other expenses                                        95                 83
                                            --------------------------------
   Total noninterest expense                        1,434              1,362
                                            --------------------------------
   Income before income tax                           439                456
Income tax expense                                    178                177
                                            --------------------------------
   Net income                               $         261      $         279
                                            ================================

Per Share Data:

  Earnings
   Basic:
     Net income                             $        0.26      $        0.25
                                            ================================
     Average number of shares                     985,535          1,137,048
                                            ================================

   Diluted:
     Net income                             $        0.26      $        0.24
                                            ================================
     Average number of shares                   1,000,561          1,156,374
                                            ================================

  Dividends                                 $        0.11      $        0.11
                                            ================================


See notes to condensed consolidated financial statements.


                 Great American Bancorp, Inc. and Subsidiary
               Condensed Consolidated Statements of Cash Flows
              For the Three Months Ended March 31, 2001 and 2000
                          (unaudited, in thousands)

                                                     2001               2000
----------------------------------------------------------------------------
Operating Activities:
  Net income                                $         261      $         279
  Adjustments to reconcile net
    income to net cash provided
    by operating activities:
      Provision for loan losses                        36                 75
      Depreciation and amortization                   160                169
      Amortization of deferred loan fees               (5)                (2)
      Federal Home Loan Bank stock dividend           (18)                --
      Employee stock ownership plan
        compensation expense                           74                 65
      Incentive plan expense                           19                 55
      Net change in:
        Other assets                                  177                 79
        Other liabilities                             274                162
                                            --------------------------------
          Net cash provided by
            operating activities                      978                882
                                            --------------------------------
Investing Activities:
  Proceeds from maturities of securities held
    to maturity                                       425                100
  Proceeds from principal repayments of
    mortgage-backed securities                        116                 39
  Purchase of Federal Home Loan Bank stock            (17)                --
  Net change in loans                                (783)              (877)
  Purchase of premises and equipment                  (24)              (130)
                                            --------------------------------
          Net cash used by
            investing activities                     (283)              (868)
                                            --------------------------------

                                                                 (continued)







                   Great American Bancorp, Inc. and Subsidiary
           Condensed Consolidated Statements of Cash Flows (Continued)
               For the Three Months Ended March 31, 2001 and 2000
                            (unaudited, in thousands)

                                                     2001               2000
----------------------------------------------------------------------------
Financing Activities:
  Net change in:
    Noninterest-bearing demand, interest-
      bearing demand and savings deposits            (240)             3,856
    Certificates of deposit                         1,981               (473)
  Proceeds from Federal Home Loan Bank advances     6,500                 --
  Repayment of Federal Home Loan Bank advances     (2,000)                --
  Cash dividends                                     (110)              (129)
  Purchase of treasury stock                         (754)              (585)
                                            --------------------------------
          Net cash provided (used) by
            financing activities                    5,377              2,669
                                            --------------------------------
Net Change in Cash and Cash Equivalents             6,072              2,683

Cash and Cash Equivalents, Beginning
  of Period                                        10,643             10,013
                                            --------------------------------
Cash and Cash Equivalents, End of
  Period                                    $      16,715      $      12,696
                                              ================================
Additional Cash Flows Information

   Interest paid                            $       1,507      $       1,316
                                            ================================
   Income tax paid                          $          --      $          --
                                            ================================




See notes to condensed consolidated financial statements.



              Great American Bancorp, Inc. and Subsidiary

Notes to Condensed Consolidated Financial Statements

1.  Background Information

Great American Bancorp, Inc. (the "Company") was incorporated on February 23, 1995 and on June 30, 1995 acquired all of the outstanding shares of common stock of First Federal Savings Bank of Champaign-Urbana, (the "Bank") upon the Bank's conversion from a federally chartered mutual savings bank to a federally chartered stock savings bank. The Company purchased 100% of the outstanding capital stock of the Bank using 50% of the net proceeds from the Company's initial stock offering which was completed on June 30, 1995. The Company began trading on the Nasdaq National Market on June 30, 1995 under the symbol "GTPS". On April 23, 2001, the Company began trading on the Nasdaq SmallCap Market, maintaining the "GTPS" symbol. The move to the Nasdaq SmallCap Market resulted from having a public float below the required minimum of 750,000 shares.

2.  Statement of Information Furnished

The accompanying unaudited consolidated financial statements have been prepared in accordance with Form 10-QSB instructions and Item 310(b) of Regulation S-B, and, in the opinion of management, contain all adjustments necessary to present fairly the financial position as of March 31, 2001 and December 31, 2000, the results of operations for the three months ended March 31, 2001 and 2000, and the cash flows for the three months ended March 31, 2001 and 2000. All adjustments to the financial statements were normal and recurring in nature. These results have been determined on the basis of generally accepted accounting principles. Reclassifications of certain amounts in the 2000 financial statements have been made to conform to the 2001 presentation. The results of operations for the three months ended March 31, 2001 are not necessarily indicative of the results to be expected for the entire fiscal year.

The Company adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income," ("SFAS No. 130") in 1998. At March 31, 2001 and March 31, 2000, the amounts to be disclosed by the Company under SFAS No. 130 are considered immaterial and are therefore not shown in the accompanying financial statements.

The consolidated financial statements are those of the Company and the Bank. These consolidated financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company's 2000 Annual Report to Shareholders.

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

Financial Condition

The Company's total assets increased from $159.68 million at December 31, 2000 to $165.69 million at March 31, 2001, an increase of $6.01 million, or 3.8%. The increase in total assets was primarily due to an increase in the balance of interest-bearing demand deposits. Cash and cash equivalents grew from $10.64 million at December 31, 2000 to $16.72 million at March 31, 2001, an increase of $6.08 million, or 57.1%. Net loans increased from $132.73 million at December 31, 2000 to $133.48 million at March 31, 2001. The increase in loans was due primarily to increases in residential and commercial loans. The increase in interest-bearing demand deposits and loan growth were funded by an increase in total deposits and additional advances from the Federal Home Loan Bank ("FHLB").

Total deposits increased $1.74 million, from $123.69 million at December 31, 2000 to $125.43 million at March 31, 2001. Interest-bearing deposits increased by $2.44 million, while noninterest-bearing deposits decreased by $690,000 during the first quarter of 2001. Interest-bearing demand deposits increased as a result of the Company maintaining locally competitive rates in shorter-term certificates of deposits during the first quarter of 2001, mainly certificates maturing in six months to thirty months. The Company offered competitive rates in these categories to build deposit levels in order to provide funding for loan growth and to replace deposit outflows which were anticipated to occur in April. In April 2001, the Company had approximately $7.40 million in certificates of deposit maturing which related to a special promotion held in 1999. As of April 30, 2001, total certificates of deposit had declined by $3.39 million from the balance as of March 31, 2001.

FHLB advances totaled $18.50 million at March 31, 2001, an increase of $4.50 million from the $14.00 million borrowed at December 31, 2000. In January 2001, the Company borrowed $5.00 million at 4.55%, callable in January 2002, and maturing in 2011. In March 2001, the Company borrowed $1.50 million at 4.48%, callable in March 2002, and maturing in 2006. In January 2001, $2.0 million in FHLB advances with an average rate of 6.88% matured. The Company borrowed the $5.00 million advance in January 2001 in order to replace the $2.00 million advance which matured in January and also to provide funding for loan growth and anticipated deposit outflows. The $1.50 million advance borrowed in March 2001 was used to replace a $1.50 million advance maturing in early April 2001.

Total stockholders' equity decreased $500,000 or 2.5%, from $20.23 million at December 31, 2000 to $19.73 million at March 31, 2001. Book value per outstanding voting share increased from $19.48 at December 31, 2000 to $19.95 at March 31, 2001. The decrease in stockholders' equity is summarized as follows (in thousands):

   Stockholders' equity, December 31, 2000            $   20,232
   Net income                                                261
   Purchase of treasury stock                               (754)
   Dividends declared                                       (107)
   Incentive plan shares allocated                            19
   ESOP shares allocated                                      74
   Decrease in unrealized loss on securities
      available for sale, net of income tax effect             3
                                                          ------
   Stockholders' equity, March 31, 2001               $   19,728
                                                          ======

Results of Operations

Comparison of Three Month Periods Ended March 31, 2001 and 2000

Net income was $261,000 for the three months ended March 31, 2001, compared to $279,000 for the three months ended March 31, 2000. This represents an $18,000, or 6.5% decrease. Basic earnings per share were $0.26 for the three months ended March 31, 2001, compared to $0.25 for the three months ended March 31, 2000. Diluted earnings per share were $0.26 for the first quarter in 2001, compared to $0.24 for the first quarter in 2000.

Net income decreased during 2001 due to a decrease in net interest income and an increase in non-interest expense. Total non-interest income increased in 2001.

Net interest income was $1.38 million for the three months ended March 31, 2001, compared to $1.45 million for the same period in 2000. Interest income was $2.90 million for the three months ended March 31, 2001, compared to $2.77 million for the same period in 2000, primarily the result of an increase in interest income on loans. Interest income on loans during the first quarter in 2001 was $2.69 million, $100,000 or 3.9%, greater than the $2.59 million recorded in 2000.

The increase in interest income on loans was due to higher average net loans in 2001. Average net loans for the three months ended March 31, 2001 were $132.10 million, compared to $128.45 million for the same period in 2000, an increase of $3.65 million or 2.8%. The majority of the increase in average net loans was in mortgage loans. Total mortgage loans averaged $113.57 million for the three months ended March 31, 2001, compared to $108.25 million for the three months ended March 31, 2000, an increase of $5.32 million or 4.9%. This growth primarily occurred in one-to-four family and multifamily residential loans.

Average total commercial loans were $7.05 million for the three months ended March 31, 2001, compared to $7.83 million for the same period in 2000, a decrease of $780,000, or 10.0%. The decline in average total commercial loans was due to one large pay-off in July, 2000. Average total consumer loans were $11.20 million during the three months ended March 31, 2001 and $11.21 million during the same period in 2000. The average yield on loans was 8.25% for the three months ended March 31, 2001, compared to 8.03% for the three months ended March 31, 2000.

Interest income on investment securities decreased from $117,000 for the three months ended March 31, 2000 to $111,000 for the same period in 2000, due to a decrease in average total investment securities. Total investment securities, including FHLB stock, averaged $6.62 million for the three months ended March 31, 2001, compared to $7.09 million for the same period in 2000. The decrease was due primarily to the maturity of $425,000 in municipal securities on January 1, 2001. Interest income on deposits with financial institutions and other increased from $61,000 for the three months ended March 31, 2000 to $100,000 for the three months ended March 31, 2001 due to an increase in balances maintained in overnight deposits. The average total balance of deposits with financial institutions and other increased from $4.67 million for the three months ended March 31, 2000 to $7.70 million for the three months ended March 31, 2001, an increase of $3.03 million, or 64.9%. The average yield on investment securities increased from 6.64% for the three months ended March 31, 2000 to 6.80% for the same period in 2001. The average yield on deposits with financial institutions and other increased from 5.25% for the three months ended March 31, 2000 to 5.26% for the same period in 2001.

Interest expense increased by $202,000, from $1.31 million for the three months ended March 31, 2000 to $1.52 million for the same period in 2001. The increase was mainly attributable to an increase in other borrowings and higher average rates paid on deposits. Average borrowings for the three months ended March 31, 2001 were $17.28 million, compared with $8.99 million for the three months ended March 31, 2000, due primarily to an increase in average FHLB advances. Average FHLB advances increased from $8.38 million for the three months ended March 31, 2000 to $16.70 million for the same period in 2001. Average total interest-bearing deposits decreased from $113.64 million in the first three months of 2000 to $111.85 million during the same period in 2001, a decrease of $1.79 million, or 1.6%. Growth in IMMA accounts, IRA accounts and in certificates of deposit with maturities of 18 months and 2 years, was offset mainly by declines in passbook savings accounts and the balances of certificates of deposit with maturities of six months, one year, 2 1/2 years, and 4 years. The average rates on deposits were 4.68% and 4.26% for the three months ended March 31, 2001 and 2000, respectively.

Net interest income as a percent of average interest earning assets was 3.83% for the three months ended March 31, 2001 versus 4.17% for the same period in 2000. The spread between the yield on interest earning assets and the rate on interest bearing liabilities was 3.27% and 3.63% for the three months ended March 31, 2001 and 2000, respectively.

The provision for loan losses was $36,000 for the quarter ended March 31, 2001 compared to $75,000 for the quarter ended March 31, 2000. The higher provision in 2000 was due to higher levels of non-performing loans during the 2000 period. The higher levels of non-performing loans during the 2000 period was primarily due to commercial loans to one borrower which became non-performing during the fourth quarter of 1998. The total balance of these loans at the time they became non-performing was $1.36 million. In the first quarter of 1999, this borrower filed Chapter 11, or business reorganization, bankruptcy. In the second quarter of 1999, the reorganization plan changed to a liquidation of assets arrangement. In 1999, the Company collected $185,000 in principal payments and charged-off $800,000 associated with these loans.
In 2000, the Company collected $26,000 in principal payments and charged-off $90,000. During the first quarter of 2001, the Company collected an additional $169,000 in principal payments. The remaining balance of $90,000 is secured by business assets and guaranteed by the owner. Repayment of this remaining balance is expected from the sale of business assets of the borrower and personal assets of the guarantor.

There was $7,000 in loans charged-off, and $2,000 in recoveries in the first quarter of 2001. There were no loans charged off and $1,000 in recoveries in the first three months of 2000.

Non-performing loans, which are loans past due 90 days or more and non-accruing loans, totaled $359,000 at March 31, 2001, compared to $975,000 at March 31, 2000. Non-performing loans at March 31, 2001 consisted of two residential mortgage loans totaling $269,000, and one commercial loan totaling $90,000 related to the commercial borrower discussed above. All of these loans were past due 90 days or more at March 31, 2001, with the $90,000 in commercial loans in non-accrual status.

The ratio of the Company's allowance for loan losses to total loans was .68% at March 31, 2001 and .60% at March 31, 2000. Management assesses the adequacy of the allowance for loan losses based on evaluating known and inherent risks in the loan portfolio and upon management's continuing analysis of the factors underlying the quality of the loan portfolio. While management believes that, based on information currently available, the allowance for loan losses is sufficient to cover losses inherent in its loan portfolio at this time, no assurance can be given that the level of the allowance for loan losses will be sufficient to cover future possible loan losses incurred by the Company or that future adjustments to the allowance for loan losses will not be necessary if economic and other conditions differ substantially from the economic and other conditions used by management to determine the current level of the allowance for loan losses. Management may in the future increase the level of the allowance for loan losses as a percentage of total loans and non-performing loans in the event it increases the level of commercial real estate, multifamily, or consumer lending as a percentage of its total loan portfolio. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the allowance for loan losses. Such agencies may require the Company to provide additions to the allowance based upon judgements different from management.

Noninterest income totaled $527,000 for the three months ended March 31, 2001, compared to $439,000 for the same period in 2000, an increase of $88,000, or 20.0%. This increase was mostly due to commissions generated by GTPS Insurance Agency. Insurance sales commissions increased $102,000, or 47.0%, from $217,000 reported for the first quarter in 2000 to $319,000 for the first quarter in 2001, primarily due to commissions generated from new customers. GTPS Insurance Agency is a division of PASC.
Noninterest expense was $1.43 million for the first quarter of 2001 and $1.36 million for the first quarter of 2000, mainly the result of an increase in salaries and employee benefits. Salaries and employee benefits increased $40,000, or 5.3%, from $755,000 for the first three months of 2000 to $795,000 for the first three months of 2001, mainly due to normal salary raises.

Total income taxes were $178,000 for the period ended March 31, 2001 and $177,000 for the same period in 2000. The effective tax rate for the three months ended March 31, 2001 and 2000, were 40.5% and 38.8% respectively.


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


Three Months Ended March 31, 2001
(unaudited, in thousands)

                                Insurance/
                    Banking     Brokerage
                    Services    Services     Company    Eliminations     Total
------------------------------------------------------------------------------

Interest income    $   2,898    $   --      $  2,898      $    --     $  2,898
Interest expense       1,516        --         1,516           --        1,516
Noninterest income       182       355           537          (10)         527
Net income               182        79           261           --          261
Total assets         165,711     1,013       166,724       (1,037)     165,687


Three Months Ended March 31, 2000
(unaudited, in thousands)

                                Insurance/
                    Banking     Brokerage
                    Services    Services     Company    Eliminations     Total
------------------------------------------------------------------------------

Interest income    $   2,768    $   --      $  2,768      $    --     $  2,768
Interest expense       1,314        --         1,314           --        1,314
Noninterest income       177       267           444           (5)         439
Net income               222        57           279           --          279
Total assets         157,468       872       158,340         (823)     157,517



Liquidity and Capital Resources

The Bank's primary sources of funds are deposits and principal and interest payments on loans. While maturities and scheduled amortization of loans are predictable sources of funds, deposit flows and mortgage prepayments are greatly influenced by general interest rates, economic conditions, and competition. Recent legislation repealed the Office of Thrift Supervision's ("OTS") minimum liquidity ratio requirement. OTS regulations now require the Bank to maintain sufficient liquidity to ensure its safe and sound operation.


A review of the Consolidated Statements of Cash Flows included in the accompanying financial statements shows that the Company's cash and cash equivalents ("cash") increased $6.07 million for the three months ended March 31, 2001, compared to an increase of $2.68 million for the three months ended March 31, 2000. During the three months ended March 31, 2001, cash was primarily provided from earnings, proceeds from maturities of securities, an increase in certificates of deposit, and FHLB advances. During that period cash was primarily used to fund loans, a decrease in noninterest-bearing and interest-bearing demand and savings deposits, and to purchase treasury stock.

During the three months ended March 31, 2000, cash was primarily provided from earnings, and an increase in noninterest-bearing and interest-bearing demand and savings deposits, and during that period cash was primarily used to fund loans, a decrease in certificates of deposit and to purchase treasury stock. The Company's primary investment activity during the three months ended March 31, 2001 was the origination of loans. During the three months ended March 31, 2001 and March 31, 2000, the Company originated mortgage loans in the amounts of $4.09 million and $7.72 million, respectively, commercial loans in the amounts of $2.31 million and $1.76 million, respectively, and consumer loans in the amounts of $1.83 million and $1.79 million, respectively.

As of March 31, 2001, the Company had outstanding commitments (including undisbursed loan proceeds) of $2.65 million. The Company anticipates it will have sufficient funds available to meet its current loan origination commitments. Certificates of deposit which are scheduled to mature in one year or less from March 31, 2001 totaled $51.45 million. Management believes a significant portion of such deposits will remain with the Company.

At March 31, 2001, the Bank exceeded all of its regulatory capital requirements with tangible capital and core capital both at $10.03 million or 6.40% of total adjusted tangible assets, core capital at $10.03 million or 6.40% of adjusted total assets, and risk-based capital at $10.94 million or 11.90% of total risk-weighted assets. The required ratios are 1.5% for tangible capital to tangible assets, 2% for core capital to total adjusted tangible assets, 4.0% for core capital to adjusted total assets and 8.0% for risk-based capital to risk-weighted assets.


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

Statement No. 137 amended the effective date of Statement No. 133 to fiscal years beginning after June 15, 2000. The adoption of the Statement had no material impact on the Corporation's financial condition or results of operations.

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

             a.  Exhibits

                 3.1   Certificate of Incorporation of Great American
                       Bancorp, Inc.*

                 3.2   By-laws of Great American Bancorp, Inc.*

                11.0   Computation of earnings per share (filed herewith)


             b.  Report on Form 8-K

                 1. On January 17, 2001, the Registrant filed a Current Report on Form 8-K reporting information under Items
                       5 and 7, incorporating by reference press releases dated January 12, 2001, relating to the Registrant's unaudited results for the year ended December 31, 2000, and the announcement of the date for the Company's annual meeting of stockholders.




      _______________

      * Incorporated herein by reference into this document from Form S-1 Registration Statement, as amended, filed on March 24, 1995, Registration No. 33-90614.


                               SIGNATURES


      In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                           Great American Bancorp, Inc.


      Dated:       May 11, 2001            /s/  George R. Rouse
             -----------------------      ----------------------------
                                           George R. Rouse
                                           President and
                                           Chief Executive Officer



      Dated:       May 11, 2001            /s/  Jane F. Adams
            --------------------------    ----------------------------
                                           Jane F. Adams
                                           Chief Financial Officer,
                                           Secretary and Treasurer

                                    Exhibit 11.0


Earnings per share (unaudited)

Earnings per share (EPS) were computed as follows
(dollar amounts in thousands except share data):

                                                   Three Months Ended
                                                     March 31, 2001
                                             -------------------------------
                                                        Weighted
                                                         Average   Per-Share
                                              Income      Shares     Amount
                                             -------------------------------
Basic Earnings Per Share

  Income available to common stockholders    $   261     985,535    $  0.26

Effect of Dilutive Securities
  Stock options                                            8,323
  Unearned incentive plan shares                           6,703

                                             -------------------------------
Diluted Earnings Per Share
  Income available to common stockholders
   and assumed conversion                    $   261   1,000,561    $  0.26
                                             ===============================



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


17