Form 10QSB
period 2001-06-30
GREAT AMERICAN BANCORP INC
filed 2001-08-10
CIK 943064

UNITED STATES
                   SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C. 20549

                              FORM 10-QSB
(Mark One)
[ X ]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
          SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended      June 30, 2001
                                ----------------------

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

At July 31, 2001, the Registrant had 941,600 shares of Common Stock outstanding, for ownership purposes, which excludes 1,111,150 shares held as treasury stock.

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

     Item 3.        Defaults Upon Senior Securities

     Item 4.        Submission of Matters to a Vote of Security
                    Holders

     Item 5.        Other Information

     Item 6.        Exhibits and Reports on Form 8-K

SIGNATURES


                 Great American Bancorp, Inc. and Subsidiary
                    Condensed Consolidated Balance Sheets
                  As of June 30, 2001 and December 31, 2000
                               (in thousands)

                                           June  30, 2001      Dec. 31, 2000
                                             (Unaudited)
-----------------------------------------------------------------------------
ASSETS
Cash and due from banks                     $       5,857      $       6,104
Interest-bearing demand deposits                    4,055              4,539
                                            --------------------------------
 Cash and cash equivalents                          9,912             10,643

Investment securities
 Available for sale                                 2,008              3,009
 Held to maturity (fair value of $2,436
  and $3,116)                                       2,436              3,153
                                            --------------------------------
  Total investment securities                       4,444              6,162
Loans                                             141,743            133,620
 Allowance for loan losses                           (947)              (889)
                                            --------------------------------
  Net loans                                       140,796            132,731
Premises and equipment                              6,540              6,802
Federal Home Loan Bank stock                          950                890
Other assets                                        2,110              2,449
                                            --------------------------------
    Total assets                            $     164,752      $     159,677
                                            ================================
LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES
 Deposits
  Noninterest bearing                       $      10,256      $      11,573
  Interest bearing                                114,212            112,112
                                            --------------------------------
   Total deposits                                 124,468            123,685

 Federal Home Loan Bank Advances                   19,000             14,000
 Other liabilities                                  1,812              1,760
                                            --------------------------------
    Total liabilities                             145,280            139,445
                                            --------------------------------

Commitments and Contingent Liabilities

                                                                 (continued)


                 Great American Bancorp, Inc. and Subsidiary
              Condensed Consolidated Balance Sheets (Continued)
                  As of June 30, 2001 and December 31, 2000
                               (in thousands)

                                            June  30, 2001     Dec. 31, 2000
                                              (Unaudited)
-----------------------------------------------------------------------------
STOCKHOLDERS' EQUITY                        $                  $
Preferred stock, $0.01 par value
 Authorized and unissued --
  1,000,000 shares                                     --                 --
Common stock, $0.01 par value
 Authorized -- 7,000,000 shares
 Issued and outstanding -- 2,052,750 shares            21                 21
Additional paid-in-capital                         20,089             20,036
Retained earnings -- substantially restricted      17,383             17,043
Accumulated other comprehensive income                  4                  5
                                            --------------------------------
                                                   37,497             37,105
Less:
 Treasury stock, at cost - 1,096,150 and
   1,014,250 shares                               (17,843)           (16,570)
 Unallocated employee stock ownership plan
   shares - 9,876 and 19,748 shares                   (99)              (197)
 Unearned incentive plan shares - 5,671 and
   7,377 shares                                       (83)              (106)
                                            --------------------------------
                                                  (18,025)           (16,873)
                                            --------------------------------
    Total stockholders' equity                     19,472             20,232
                                            --------------------------------
    Total liabilities and
      stockholders' equity                  $     164,752      $     159,677
                                            ================================


See notes to condensed consolidated financial statements.


                  Great American Bancorp, Inc. and Subsidiary
                   Condensed Consolidated Income Statements
                For the Six Months Ended June 30, 2001 and 2000
                  (unaudited, in thousands except share data)

                                                     2001               2000
----------------------------------------------------------------------------
Interest income:
 Loans                                       $      5,477      $       5,216
 Investment securities
  Taxable                                             217                226
  Tax exempt                                           --                  7
 Deposits with financial
  institutions and other                              157                139
                                            --------------------------------
   Total interest income                            5,851              5,588
                                            --------------------------------
Interest expense:
 Deposits                                           2,558              2,449
 Federal Home Loan Bank advances                      441                198
 Other                                                 18                 19
                                            --------------------------------
   Total interest expense                           3,017              2,666
                                            --------------------------------
   Net interest income                              2,834              2,922
Provision for loan losses                              72                150
                                            --------------------------------
   Net interest income after
     provision for loan losses                      2,762              2,772
                                            --------------------------------
Noninterest income:
 Brokerage commissions                                 74                 95
 Insurance sales commissions                          602                372
 Service charges on deposit accounts                  274                273
 Loan servicing fees                                    6                 10
 Other customer fees                                   83                 72
 Other income                                          11                  5
                                             --------------------------------
   Total noninterest income                         1,050                827
                                            --------------------------------

                                                                 (continued)


                  Great American Bancorp, Inc. and Subsidiary
             Condensed Consolidated Income Statements (Continued)
                For the Six Months Ended June 30, 2001 and 2000
                  (unaudited, in thousands except share data)

                                                     2001               2000
----------------------------------------------------------------------------
Noninterest expense:
 Salaries and employee benefits             $       1,583      $       1,512
 Net occupancy expenses                               303                341
 Equipment expenses                                   306                296
 Data processing fees                                  36                 40
 Deposit insurance expense                             12                 13
 Printing and office supplies                         151                135
 Legal and professional fees                          120                105
 Directors and committee fees                          50                 49
 Insurance expense                                     26                 22
 Marketing and advertising expenses                    97                 87
 Other expenses                                       199                182
                                            --------------------------------
   Total noninterest expense                        2,883              2,782
                                            --------------------------------
   Income before income tax                           929                817
Income tax expense                                    379                322
                                            --------------------------------
   Net income                               $         550      $         495
                                            ================================

Per Share Data:

  Earnings
   Basic:
     Net income                             $        0.57      $        0.45
                                            ================================
     Average number of shares                     966,487          1,111,979
                                            ================================

   Diluted:
     Net income                             $        0.56      $        0.44
                                            ================================
     Average number of shares                     984,926          1,130,405
                                            ================================

  Dividends                                 $        0.22      $        0.22
                                            ================================


See notes to condensed consolidated financial statements.


                   Great American Bancorp, Inc. and Subsidiary
                    Condensed Consolidated Income Statements
                  For the Quarter Ended June 30, 2001 and 2000
                  (unaudited, in thousands except share data)

                                                     2001               2000
----------------------------------------------------------------------------
Interest income:
 Loans                                       $      2,790      $       2,626
 Investment securities
  Taxable                                             106                113
  Tax exempt                                           --                  3
 Deposits with financial
  institutions and other                               57                 78
                                            --------------------------------
   Total interest income                            2,953              2,820
                                            --------------------------------
Interest expense:
 Deposits                                           1,268              1,244
 Federal Home Loan Bank advances                      225                 98
 Other                                                  8                 10
                                            --------------------------------
   Total interest expense                           1,501              1,352
                                            --------------------------------
   Net interest income                              1,452              1,468
Provision for loan losses                              36                 75
                                            --------------------------------
   Net interest income after
     provision for loan losses                      1,416              1,393
                                            --------------------------------
Noninterest income:
 Brokerage commissions                                 38                 45
 Insurance sales commissions                          283                155
 Service charges on deposit accounts                  148                139
 Loan servicing fees                                    3                  6
 Other customer fees                                   41                 38
 Other income                                          10                  5
                                            --------------------------------
   Total noninterest income                           523                388
                                            --------------------------------

                                                                 (Continued)


                  Great American Bancorp, Inc. and Subsidiary
             Condensed Consolidated Income Statements (Continued)
                  For the Quarter Ended June 30, 2001 and 2000
                  (unaudited, in thousands except share data)

                                                     2001               2000
----------------------------------------------------------------------------
Noninterest expense:
 Salaries and employee benefits             $         788      $         757
 Net occupancy expenses                               148                179
 Equipment expenses                                   151                150
 Data processing fees                                  17                 20
 Deposit insurance expense                              6                  7
 Printing and office supplies                          75                 70
 Legal and professional fees                           64                 54
 Directors and committee fees                          25                 24
 Insurance expense                                     13                 11
 Marketing and advertising expenses                    58                 49
 Other expenses                                       104                 99
                                            --------------------------------
   Total noninterest expense                        1,449              1,420
                                            --------------------------------
   Income before income tax                           490                361
Income tax expense                                    201                145
                                            --------------------------------
   Net income                               $         289      $         216
                                            ================================

Per Share Data:

  Earnings
   Basic:
     Net income                             $        0.30      $        0.20
                                            ================================
     Average number of shares                     947,729          1,087,899
                                            ================================

   Diluted:
     Net income                             $        0.30      $        0.20
                                            ================================
     Average number of shares                     969,582          1,104,494
                                            ================================

  Dividends                                 $        0.11      $        0.11
                                            ================================


See notes to condensed consolidated financial statements.

                 Great American Bancorp, Inc. and Subsidiary
               Condensed Consolidated Statements of Cash Flows
               For the Six Months Ended June 30, 2001 and 2000
                          (unaudited, in thousands)

                                                     2001               2000
----------------------------------------------------------------------------
Operating Activities:
  Net income                                $         550      $         495
  Adjustments to reconcile net
    income to net cash provided
    by operating activities:
      Provision for loan losses                        72                150
      Depreciation and amortization                   320                338
      Amortization of deferred loan fees              (12)                (7)
      Deferred income tax                              --                 47
      Investment securities amortization, net          --                  1
      Federal Home Loan Bank stock dividend           (34)                --
      Employee stock ownership plan
        compensation expense                          151                136
      Incentive plan expense                           23                104
      Net change in:
        Other assets                                  317                (71)
        Other liabilities                              59                 45
                                            --------------------------------
          Net cash provided by
            operating activities                    1,446              1,238
                                            --------------------------------
Investing Activities:
  Proceeds from maturities of securities
    held to maturity                                  425                100
  Proceeds from maturities of securities
    available for sale                              1,000                 --
  Proceeds from principal repayments of
    mortgage-backed securities                        292                 85
  Purchase of Federal Home Loan Bank stock            (26)               (92)
  Net change in loans                              (8,125)            (3,431)
  Purchase of premises and equipment                  (36)              (172)
                                            --------------------------------
          Net cash used by
            investing activities                   (6,470)            (3,510)
                                            --------------------------------

                                                                 (continued)







                   Great American Bancorp, Inc. and Subsidiary
           Condensed Consolidated Statements of Cash Flows (Continued)
                 For the Six Months Ended June 30, 2001 and 2000
                            (unaudited, in thousands)

                                                     2001               2000
----------------------------------------------------------------------------
Financing Activities:
  Net change in:
    Noninterest-bearing demand, interest-
      bearing demand and savings deposits   $         197      $       1,418
    Certificates of deposit                           586             (1,478)
  Proceeds from Federal Home Loan Bank advances     8,500              3,000
  Repayment of Federal Home Loan Bank advances     (3,500)            (1,000)
  Cash dividends                                     (217)              (252)
  Purchase of treasury stock                       (1,273)            (1,518)
                                            --------------------------------
          Net cash provided by
            financing activities                    4,293                170
                                            --------------------------------
Net Change in Cash and Cash Equivalents              (731)            (2,102)

Cash and Cash Equivalents, Beginning
  of Period                                        10,643             10,013
                                            --------------------------------
Cash and Cash Equivalents, End of
  Period                                    $       9,912      $       7,911
                                            ================================
Additional Cash Flows Information

   Interest paid                            $       3,006      $       2,664
                                            ================================
   Income tax paid                          $         236      $         240
                                            ================================




See notes to condensed consolidated financial statements.




              Great American Bancorp, Inc. and Subsidiary

Notes to Condensed Consolidated Financial Statements

1.  Background Information

Great American Bancorp, Inc. (the "Company") was incorporated on February 23, 1995 and on June 30, 1995 acquired all of the outstanding shares of common stock of First Federal Savings Bank of Champaign-Urbana, (the "Bank") upon the Bank's conversion from a federally chartered mutual savings bank to a federally chartered stock savings bank. The Company purchased 100% of the outstanding capital stock of the Bank using 50% of the net proceeds from the Company's initial stock offering, which was completed on June 30, 1995. The Company began trading on the NASDAQ Stock Market on June 30, 1995 under the symbol "GTPS". On April 23, 2001, the Company began trading on the Nasdaq SmallCap Market, maintaining the "GTPS" symbol. The move to the Nasdaq SmallCap Market resulted from having a public float below the required minimum of 750,000 shares.

2.  Statement of Information Furnished

The accompanying unaudited consolidated financial statements have been prepared in accordance with Form 10-QSB instructions and Item 310(b) of Regulation S-B, and, in the opinion of management, contain all adjustments necessary to present fairly the financial position as of June 30, 2001 and December 31, 2000, the results of operations for the six months and three months ended June 30, 2001 and 2000, and the cash flows for the six months ended June 30, 2001 and 2000. All adjustments to the financial statements were normal and recurring in nature. These results have been determined on the basis of generally accepted accounting principles. Reclassifications of certain amounts in the 2000 financial statements have been made to conform to the 2001 presentation. The results of operations for the six months ended June 30, 2001 are not necessarily indicative of the results to be expected for the entire fiscal year.

At June 30, 2001 and June 30, 2000, the amounts to be disclosed by the Company under SFAS No. 130, "Reporting Comprehensive Income," are considered immaterial and are therefore not shown in the accompanying financial statements.

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

Financial Condition

The Company's total assets increased from $159.68 million at December 31, 2000 to $164.75 million at June 30, 2001, an increase of $5.07 million, or 3.2%. Total assets grew primarily as a result of loan growth offset by declines in cash and cash equivalents and investment securities.

Net loans increased from $132.73 million at December 31, 2000 to $140.80 million at June 30, 2001, an increase of $8.07 million, or 6.1%. This loan growth was mainly in 1-4 family residential mortgage loans and commercial loans. Total 1-4 family residential mortgage loans grew from $77.07 million as of December 31, 2000 to $83.03 million as of June 30, 2001, an increase of $5.96 million, or 7.7%. Total commercial loans increased from $6.57 million at December 31, 2000 to $7.91 million at June 30, 2001, an increase of $1.34 million, or 20.4%. Loan growth was funded by reductions in cash and cash equivalents and investment securities and by increases in total deposits and advances from the Federal Home Loan Bank ("FHLB").

Cash and cash equivalents dropped $730,000 from $10.64 million at December 31, 2000 to $9.91 million at June 30, 2001 with the majority of the decline in interest-bearing demand deposits. Total investment securities fell $1.72 million, from $6.16 million at December 31, 2000 to $4.44 million at June 30, 2001. Municipal securities totaling $425,000 matured in January 2001 and an U.S. agency security totaling $1.0 million was called in June 2001. Also, principal payments received on mortgage-backed securities totaled $292,000 during the six months ended June 30, 2001.

Total deposits increased by $780,000 in 2001, from $123.69 million at December 31, 2000 to $124.47 million at June 30, 2001. Noninterest-bearing deposits decreased by $1.32 million, while interest-bearing deposits increased by $2.10 million during the first six months of 2001. Noninterest-bearing deposits fell in 2001 largely due to seasonal fluctuations in commercial checking accounts. Interest-bearing deposit growth was mainly in insured money market accounts ("IMMA") and certificates of deposit. IMMA deposits grew from $9.85 million at December 31, 2000 to $11.50 million at June 30, 2001, an increase of $1.65 million, or 16.8%. This growth occurred primarily in the Company's Club Fed IMMA deposits and was mainly due to new accounts opened. The Company's Club Fed products, which include Club Fed IMMA and Club Fed NOW accounts, provide enhanced services to customers including a higher rate of interest for maintaining required minimum balances. Certificates of deposit were $71.93 million at June 30, 2001 and $71.35 million at December 31, 2000. The growth in certificates of deposit in 2001 was predominantly in shorter-term certificates with maturities ranging from six to eighteen months.

FHLB advances increased by $5.00 million from $14.00 million at December 31, 2000 to $19.00 million at June 30, 2001. The Company increased the level of FHLB borrowings mostly to provide funding for loans. In January 2001, the Company borrowed $5.00 million in FHLB advances that mature in 2011, but are callable by the FHLB in 2002, at a rate of 4.55%. Part of this advance was used to offset $2.00 million in advances with an average rate of 6.88% that matured in January 2001. In March 2001, the Company borrowed $1.50 million in FHLB advances that mature in 2006, callable in 2002 at a rate of 4.48%. The $1.50 million advance replaced a $1.50 million advance that matured in April 2001 which was at a rate of 6.74%. The Company borrowed an additional $2.00 million in May 2001 that matures in 2002 at a rate of 4.40%.

Total stockholders' equity decreased $760,000, or 3.8%, from $20.23 million at December 31, 2000 to $19.47 million at June 30, 2001. Book value per outstanding voting share increased from $19.48 at December 31, 2000 to $20.36 at June 30, 2001. The decrease in stockholders' equity is summarized as follows (in thousands):

   Stockholders' equity, December 31, 2000            $   20,232
   Net income                                                550
   Purchase of treasury stock                             (1,273)
   Dividends declared                                       (210)
   Incentive plan shares allocated                            23
   ESOP shares allocated                                     151
   Decrease in unrealized gain on securities
      available for sale, net of income tax effect            (1)
                                                          ------
   Stockholders' equity, June 30, 2001                $   19,472
                                                          ======

Results of Operations

Comparison of Six Month Periods Ended June 30, 2001 and 2000

Net income for the six months ended June 30, 2001 was $550,000, an increase of $55,000, or 11.1% over the $495,000 recorded for the six months ended June 30, 2000. Basic earnings per share were $0.57 for the six months ended June 30, 2001, compared to $0.45 for the six months ended June 30, 2000. Diluted earnings per share were $0.56 for the first six months in 2001, compared to $0.44 for the first six months in 2000. The diluted earnings per share increase of $0.12 represents an increase of 27.3% over the $0.44 diluted earnings per share for 2000.

Net income increased in 2001 primarily due to growth in insurance sales commissions and a reduction in the provision for loan losses.

Net interest income was $2,834,000 for the six months ended June 30, 2001, $88,000, or 3.0%, lower than the $2,922,000 recorded for the same period in 2000. Net interest income was lower in 2001 principally due to higher interest expense associated with the increase in FHLB advances.

Interest income was $5,851,000 for the six months ended June 30, 2001, compared to $5,588,000 for the same period in 2000, with the majority of the increase due to interest income on loans. Interest income on loans during the first six months in 2001 was $5,477,000, $261,000, or 5.0%, greater than the $5,216,000 recorded in 2000.

Interest income on loans was higher in 2001 due primarily to loan growth experienced in the latter half of 2000 and in the first six months of 2001. Average total loans for the six months ended June 30, 2001 were $135.46 million compared to $129.70 million for the same period in 2000, an increase of $5.76 million, or 4.4%. The majority of the increase in average total loans was in 1-4 family residential mortgage loans. Total 1-4 family residential mortgage loans averaged $78.76 million for the six months ended June 30, 2001, compared to $71.43 million for the six months ended June 30, 2000, an increase of $7.33 million, or 10.3%. The growth in 1-4 family residential mortgage loans was offset by a decline in the average balance of total commercial mortgage loans. Average total commercial mortgage loans were $16.78 million during the six months ended June 30, 2001 while total commercial mortgage loans averaged $18.77 million for the same period in 2000. This decline was primarily the result of one large payoff in July 2000.

Average total commercial loans were $7.44 million for the six months ended June 30, 2001, compared to $6.92 million for the same period in 2000, an increase of $520,000, or 7.5%. Average total consumer loans were $11.49 million during the six months ended June 30, 2001, an increase of $300,000, or 2.7%, above the $11.19 million average total balance during the same period in 2000. The average yield on loans was 8.21% for the six months ended June 30, 2001, compared to 8.14% for the six months ended June 30, 2000.

Interest income on investment securities decreased from $233,000 for the six months ended June 30, 2000 to $217,000 for the same period in 2001, due mainly to municipal securities maturing in January 2001 and a reduction in interest earned on mortgage-backed securities due to principal repayments. The average yield on investment securities increased from 6.60% for the six months ended June 30, 2000 to 6.73% for the same period in 2001.

Interest income on deposits with financial institutions and other was $157,000 for the six-month period ended June 30, 2001 compared with $139,000 for the same period in 2000. The average balance of total deposits with financial institutions and other was $6.61 million for the six months ended June 30, 2001, $1.6 million higher than compared to the $5.01 million average for 2000. However, the increase in interest income on deposits with financial institutions and other that was due to maintaining higher balances during 2001 was offset by a decline in the average yield due to the general decline in short-term interest rates in 2001. The average yield on deposits with financial institutions and other decreased from 5.58% for the six months ended June 30, 2000 to 4.79% for the same period in 2001.

Interest expense increased by $351,000, or 13.2%, from $2,666,000 for the six months ended June 30, 2000 to $3,017,000 for the same period in 2001. The increase was attributable to higher interest expense on both FHLB advances and deposits. Interest expense on deposits increased $109,000, or 4.5%, from $2,449,000 for the six months ended June 30, 2000 to $2,558,000 for the same period in 2001. Interest expense on deposits was higher in 2001 primarily due to a shift in the mix of deposits to higher rate certificates of deposit, mainly certificates maturing in eighteen months to two years. This shift occurred primarily in the latter half of 2000 and in the first quarter of 2001. The average total balance of certificates maturing in eighteen months through two years increased from $21.65 million for the first six months of 2000 to $27.93 million for the same period, an increase of $6.28 million, or 29.0%. Part of this increase was due to a special 21-month certificate promotion held during the last six months of 2000. Growth in certificates maturing in eighteen-months to two-years was offset by declines in six month to one-year certificates, savings accounts and certificates with maturities from two and a half years through four years. Average total interest-bearing deposits decreased from $114.14 million in the first six months of 2000 to $112.10 million during the same period in 2001, a decrease of $2.04 million, or 1.8%. The average rates on deposits were 4.60% and 4.31% for the six months ended June 30, 2001 and 2000.

Interest expense on FHLB advances increased $243,000, or 122.7%, from $198,000 for the six months ended June 30, 2000 to $441,000 for the six months ended June 30, 2001. Growth in interest expense on FHLB advances was primarily due to an increase in the balance of FHLB advances during 2001. The Company increased the level of FHLB borrowings in order to provide funding for loans. Average FHLB advances for the six months ended June 30, 2001 were $17.59 million compared to $8.28 million for the six months ended June 30, 2000.

Net interest income as a percent of average interest earning assets was 3.87% for the six months ended June 30, 2001 versus 4.17% for the same period in 2000. The spread between the yield on interest earning assets and the rate on interest bearing liabilities was 3.32% and 3.61% for the six months ended June 30, 2001 and 2000, respectively.

The provision for loan losses was $72,000 for the six months ended June 30, 2001 compared to $150,000 for the six months ended June 30, 2000. The reduced provision for 2001 directly correlates with a decline in non-performing loans in 2001.

There were $18,000 in loans charged-off and $4,000 in recoveries in the first six months of 2001. The loans charged-off during 2001 included $12,000 related to commercial loans to one borrower that have been non-performing since the fourth quarter of 1998. This borrower filed Chapter 11, or business reorganization, bankruptcy in 1999 and subsequently the reorganization plan changed to a liquidation of assets arrangement. The total balance of these loans at the time they became non-performing was $1.36 million. Since 1998, the Company has collected $380,000 in principal repayments and charged-off $902,000 related to this borrower. As of June 30, 2001, business assets secure the remaining balance of $78,000 and the Company is expecting repayment by the end of 2001. There were $35,000 in loans charged off and $5,000 in recoveries in the first six months of 2000.

Non-performing loans, which are loans past due 90 days or more and non-accruing loans, totaled $177,000 at June 30, 2001, compared to $717,000 at June 30, 2000. Non-performing loans at June 30, 2001 consisted of three residential mortgage loans totaling $99,000 and the commercial loans to one borrower previously discussed totaling $78,000. All of these loans were past due 90 days or more at June 30, 2001, with the $78,000 in commercial loans in non-accrual status. The non-performing loans totaling $717,000 at June 30, 2000 were comprised of two residential mortgage loans totaling $114,000, one multi-family mortgage loan totaling $243,000, three consumer loans totaling $2,000 and the commercial loans to one borrower discussed above totaling $358,000. All of these loans were past due 90 days or more at June 30, 2000, with the $358,000 in non-accrual status. One residential mortgage loan, totaling $33,000 at June 30, 2001 and $34,000 at June 30, 2000, was non-
performing at both June 30, 2001 and 2000. The $243,000 multi-family mortgage loan and all three consumer loans that were non-performing at June 30, 2000 were paid off as of June 30, 2001.

The ratio of the Company's allowance for loan losses to total loans was .67% at June 30, 2001 and .62% at June 30, 2000. Management assesses the adequacy of the allowance for loan losses based on evaluating known and inherent risks in the loan portfolio and upon management's continuing analysis of the factors underlying the quality of the loan portfolio. While management believes that, based on information currently available, the allowance for loan losses is sufficient to cover losses inherent in its loan portfolio at this time, no assurance can be given that the level of the allowance for loan losses will be sufficient to cover future possible loan losses incurred by the Company or that future adjustments to the allowance for loan losses will not be necessary if economic and other conditions differ substantially from the economic and other conditions used by management to determine the current level of the allowance for loan losses. Management may in the future increase the level of the allowance for loan losses as a percentage of total loans and non-performing loans in the event it increases the level of commercial real estate, multifamily, or consumer lending as a percentage of its total loan portfolio. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the allowance for loan losses. Such agencies may require the Company to provide additions to the allowance based upon judgements different from management.

Noninterest income totaled $1,050,000 for the six months ended June 30, 2001, compared to $827,000 for the same period in 2000, an increase of $223,000, or 27.0%. Insurance sales commissions generated by GTPS Insurance Agency, which totaled $602,000 for the six months ended June 30, 2001 compared to $372,000 for the same period in 2000, accounted for the majority of the increase in noninterest income. Insurance commissions were higher in 2001 mainly due to commissions generated from new business. Commissions earned by Scout Brokerage Services, Inc. decreased from $95,000 for the six months of 2000 to $74,000 for the first six months in 2001. Brokerage commissions were lower in 2001 due to a decline in the volume of transactions primarily caused by the fall in the stock markets during 2001.

Noninterest expense was $2,883,000 for the first six months of 2001 compared to $2,782,000 for the same period in 2000, an increase of $101,000, or 3.6%. Salaries and employee benefits expenses, which were $71,000, or 4.7%, higher in 2001, comprised the majority of the increase in noninterest expense.
Normal salary increases, additional staff hired for the GTPS Insurance Agency, and an increase in health insurance premiums were the primary reasons for the increase in salary and benefits expenses.

Total income taxes increased by $57,000, or 17.7%, from $322,000 for the six months ended June 30, 2000 to $379,000 for the same period in 2001 due to the increase in pretax net income. The effective tax rates for the six months ended June 30, 2001 and 2000, were 40.8% and 39.4% respectively.

Comparison of Three Month Periods Ended June 30, 2001 and 2000

Net income for the three months ended June 30, 2001 was $289,000, an increase of $73,000, or 33.8%, over the $216,000 recorded for the three months ended June 30, 2000. Both basic earnings per share and diluted earnings per share increased from $0.20 for the three months ended June 30, 2000 to $0.30 for the same period in 2001.

Net income for the second quarter of 2001 was higher than net income for the second quarter of 2000 mainly due to an increase in noninterest income and a reduction in the provision for loan losses.

Net interest income was $1,452,000 for the quarter ended June 30, 2001 and $1,468,000 for the quarter ended June 30, 2000, a decrease of $16,000, or 1.1%. Interest income increased 4.7%, or $133,000, from $2,820,000 for the quarter ended June 30, 2000 to $2,953,000 for the second quarter of 2001, chiefly due to an increase in interest income from loans.

Interest income on loans increased $164,000, or 6.2%, from $2,626,000 for the quarter ended June 30, 2000 to $2,790,000 for the same quarter in 2001 due primarily to growth in loans, mainly 1-4 family residential mortgage loans and commercial loans, offset by a decrease in commercial mortgage loans.

Average total 1-4 family residential mortgage loans were $79.97 million for the second quarter of 2001 compared to $72.06 million in the second quarter of 2000, an increase of $7.91 million, or 11.0%. Average total commercial loans for the three months ended June 30, 2001 and June 30, 2000 were $7.84 million and $6.02 million, respectively. This represents an increase of $1.82 million, or 30.2%. Average total commercial mortgage loans decreased $1.86 million, or 9.7%, from $19.13 million for the three months ended June 30, 2000 to $17.27 million for the same period in 2001. The average yield on loans increased from 8.16% for the three months ended June 30, 2000 to 8.17% for the same period in 2001.

Interest income on investment securities decreased from $116,000 for the three months ended June 30, 2000 to $106,000 for the same period in 2001, due to a reduction in average total investments. Average total investments for the second quarter of 2001 were $6.39 million, down $720,000, or 10.1%, from $7.11 million for the second quarter of 2000. This decline was due to investment maturities and principal repayments on mortgage-backed securities. Interest income on deposits with financial institutions and other decreased $21,000, or 26.9%, from $78,000 for the three months ended June 30, 2000 to $57,000 for the three months ended June 30, 2001. This decrease was mainly the result of the overall drop in short-term market interest rates during 2001. The average balance for the quarter ended June 30, 2001 for deposits with financial institutions and other was $5.52 million compared to $5.35 million for the same period in 2000, up $170,000, or 3.2%. The average yield on investment securities for the three months ended June 30, 2001 was 6.65%, while the average yield was 6.57% for the same period in 2000. The average yield on deposits with financial institutions and other was 4.15% for the three months ended June 30, 2001 and 5.87% for the three months ended June 30, 2000.

Interest expense increased $149,000, or 11.0%, from $1,352,000 for the three months ended June 30, 2000 to $1,501,000 for the same period in 2001. The increase was mainly due to the growth in FHLB advances. Average total deposits decreased from $114.63 million for the quarter ended June 30, 2000 to $112.35 million for the quarter ended June 30, 2001, with the largest decreases in savings accounts, six-month to one-year certificates of deposit and two and a half year to four year certificates of deposit. The average rate on total deposits for the three months ended June 30, 2001 was 4.53% and 4.36% for the three months ended June 30, 2000.

Interest expense on FHLB advances increased by $127,000, or 129.6%, from $98,000 for the three months ended June 30, 2000 to $225,000 for the same period in 2001. The average total balance of FHLB advances increased from $8.18 million for the second quarter of 2000 to $18.48 million for the second quarter of 2001, an increase of $10.30 million, or 125.9%. The average rate on FHLB advances was 4.88% for the three months ended June 30, 2001, compared to 4.82% for the three months ended June 30, 2000.

Net interest income as a percent of interest earning assets was 3.91% for the three months ended June 30, 2001 versus 4.16% for the same period in 2000. The spread between the yield on interest earning assets and the rate on interest bearing liabilities was 3.38% and 3.59% for the three months ended June 30, 2001 and 2000, respectively.

The provision for loan losses was $36,000 for the three months ended June 30, 2001 compared to $75,000 for the three months ended June 30, 2000. The higher provision in 2000 reflected an increase in the monthly provision for loan losses that the Company implemented as a result of the commercial loans to one borrower totaling $1.36 million becoming non-performing in late 1998.

Noninterest income increased $135,000, or 34.8%, from $388,000 for the quarter ended June 30, 2000 to $523,000 for the three months ended June 30, 2001. The increase was due to higher commission income from insurance activities. Insurance sales commissions were $283,000 for the quarter ended June 30, 2001 compared to $155,000 for the same period in 2000, an increase of $128,000, or 82.6%.

Noninterest expense was $1,449,000 for the three months ended June 30, 2001 compared to $1,420,000 for the same period in 2000, an increase of $29,000, or 2.0%. Noninterest expense was higher in 2001 primarily due to increases in salary and benefits expense, legal and professional fees, and marketing expenses offset by a reduction in occupancy expenses.

Total income taxes for the three months ended June 30, 2001 were $201,000, compared to $145,000 recorded for the same period in 2000, an increase of $56,000, or 38.6%. The effective tax rates for the three months ended June 30, 2001 and 2000, were 41.0% and 40.2%, respectively.

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










Six Months Ended June 30, 2001
(unaudited, in thousands)

                                Insurance/
                    Banking     Brokerage
                    Services    Services     Company    Eliminations     Total
------------------------------------------------------------------------------

Interest income    $   5,851        --         5,851           --        5,851
Interest expense       3,017        --         3,017           --        3,017
Noninterest income       389       681         1,070          (20)       1,050
Net income               409       141           550           --          550
Total assets         164,966     1,003       165,969        (1,217)    164,752



Six Months Ended June 30, 2000
(unaudited, in thousands)

                                Insurance/
                    Banking     Brokerage
                    Services    Services     Company    Eliminations     Total
------------------------------------------------------------------------------

Interest income    $   5,588        --         5,588           --        5,588
Interest expense       2,666        --         2,666           --        2,666
Noninterest income       370       467           837          (10)         827
Net income               423        72           495           --          495
Total assets         155,174       950       156,124         (870)     155,254



Three Months Ended June 30, 2001
(unaudited, in thousands)

                                Insurance/
                    Banking     Brokerage
                    Services    Services     Company    Eliminations     Total
------------------------------------------------------------------------------

Interest income    $   2,953        --         2,953           --        2,953
Interest expense       1,501        --         1,501           --        1,501
Noninterest income       207       326           533          (10)         523
Net income               227        62           289           --          289



Three Months Ended June 30, 2000
(unaudited, in thousands)

                                Insurance/
                    Banking     Brokerage
                    Services    Services     Company    Eliminations     Total
------------------------------------------------------------------------------

Interest income    $   2,820        --         2,820           --        2,820
Interest expense       1,352        --         1,352           --        1,352
Noninterest income       193       200           393           (5)         388
Net income               201        15           216           --          216

Liquidity and Capital Resources

The Bank's primary sources of funds are deposits, principal and interest payments on loans, and FHLB advances. While maturities and scheduled amortization of loans are predictable sources of funds, deposit flows and mortgage prepayments are greatly influenced by general interest rates, economic conditions, and competition. Recent legislation repealed the Office of Thrift Supervision's ("OTS") minimum liquidity ratio requirement. OTS regulations now require the Bank to maintain sufficient liquidity to ensure its safe and sound operation.

A review of the Consolidated Statements of Cash Flows included in the accompanying financial statements shows that the Company's cash and cash equivalents ("cash") decreased $731,000 for the six months ended June 30, 2001, compared to a decrease of $2.10 million for the six months ended June 30, 2000. During the six months ended June 30, 2001, cash was primarily provided from earnings, proceeds from maturities of investment securities, increases in noninterest-bearing, interest bearing demand, savings and certificates of deposit, and FHLB advances. During that period cash was primarily used to fund loans, repay FHLB advances, purchase treasury stock and pay dividends.

During the six months ended June 30, 2000, cash was primarily provided from earnings, increases in noninterest-bearing and interest-bearing demand and savings deposits and FHLB advances. During 2000, cash was primarily used to fund loans, fund a decrease in certificates of deposit, purchase treasury stock, and to pay dividends.

The Company's primary investment activity during the six months ended June 30, 2001 was the origination of loans. During the six months ended June 30, 2001 and June 30, 2000, the Company originated mortgage loans in the amounts of $15.11 million and $13.82 million, respectively, commercial loans in the amounts of $3.67 million and $3.82 million, respectively, and consumer loans in the amounts of $5.64 million and $5.23 million, respectively.

As of June 30, 2001, the Company had outstanding commitments (including undisbursed loan proceeds) of $5.72 million. The Company anticipates it will have sufficient funds available to meet its current loan origination commitments. Certificates of deposit that are scheduled to mature in one year or less from June 30, 2001 totaled $50.51 million. Management believes a significant portion of such deposits will remain with the Company.

At June 30, 2001, the Bank exceeded all of its regulatory capital requirements with tangible capital and core capital both at $10.36 million or 6.65% of total adjusted tangible assets, core capital at $10.36 million or 6.65% of adjusted total assets, and risk-based capital at $11.30 million or 11.86% of total risk-weighted assets. The required ratios are 1.5% for tangible capital to tangible assets, 2.0% for core capital to total adjusted tangible assets, 4.0% for core capital to adjusted total assets and 8.0% for risk-based capital to risk-weighted assets.

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

In June 2001, Statement of Financial Accounting Standards ("SFAS") No. 141, "Business Combinations" was issued establishing accounting and reporting standards requiring all business combinations initiated after June 30, 2001 to be accounted for using the purchase method. SFAS No. 141 is effective for the Company for the fiscal quarter beginning July 1, 2001. The impact of this statement is dependent on future acquisition activity.

Also in June 2001, SFAS No. 142 "Goodwill and Other Intangible Assets" was issued effective for the first period of all fiscal years beginning after December 13, 2001, with early adoption permitted for entities with fiscal years beginning after March 15, 2001. SFAS No. 142 addresses how acquired intangible assets should be accounted for in financial statements upon their acquisition, and also how goodwill and other intangible assets should be accounted for after they have been initially recognized in the financial statements. In general, non-goodwill intangible assets are to be amortized in accordance with their estimated useful lives. In addition, amortization of goodwill has been eliminated, with capitalized goodwill now being subjected to at least an annual assessment for impairment. A two-step process is to be used to determine, first whether an impairment exists, and then whether an adjustment is required. SFAS No. 142 is effective for the Company for the fiscal quarter beginning January 1, 2002. The Company has not yet quantified the impact of adopting this statement on its financial position or results of its operation.

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

             a.  Exhibits

                 3.1   Certificate of Incorporation of Great American
                       Bancorp, Inc.*

                 3.2   By-laws of Great American Bancorp, Inc.*

                11.0   Computation of earnings per share (filed herewith)


             b.  Report on Form 8-K

                 1. On April 11, 2001, the Registrant filed a Current Report on Form 8-K reporting information under Items 5 and 7, incorporating by reference a press release dated April 10, 2001 relating to the Registrant's unaudited results for the three months ended March 31, 2001.

                 2. On April 23, 2001, the Registrant filed a Current Report on Form 8-K reporting information under Items 5 and 7, incorporating by reference a press release dated April 20, 2001 relating to the Company's announcement that its stock will begin trading on the Nasdaq SmallCap Market on April 23, 2001.


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


      Dated:      August 10, 2001          /s/  George R. Rouse
             -----------------------      ----------------------------
                                           George R. Rouse
                                           President and
                                           Chief Executive Officer



      Dated:      August 10, 2001          /s/  Jane F. Adams
            --------------------------    ----------------------------
                                           Jane F. Adams
                                           Chief Financial Officer,
                                           Secretary and Treasurer

                                    Exhibit 11.0


Earnings per share (unaudited)

Earnings per share (EPS) were computed as follows
(dollar amounts in thousands except share data):

                                                    Six Months Ended
                                                     June 30, 2001
                                             -------------------------------
                                                        Weighted
                                                         Average   Per-Share
                                              Income      Shares     Amount
                                             -------------------------------
Basic Earnings Per Share

  Income available to common stockholders    $   550     966,487    $  0.57

Effect of Dilutive Securities
  Stock options                                           12,035
  Unearned incentive plan shares                           6,404
                                             -------------------------------
Diluted Earnings Per Share
  Income available to common stockholders
   and assumed conversion                    $   550     984,926    $  0.56
                                             ===============================



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











                                                   Three months ended
                                                     June 30, 2001
                                             -------------------------------
                                                        Weighted
                                                         Average   Per-Share
                                              Income      Shares     Amount
                                             -------------------------------
Basic Earnings Per Share

  Income available to common stockholders    $   289     947,729    $  0.30

Effect of Dilutive Securities
  Stock options                                           15,756
  Unearned incentive plan shares                           6,097
                                             -------------------------------
Diluted Earnings Per Share
  Income available to common stockholders
   and assumed conversion                    $   289     969,582    $  0.30
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


4