Form 10QSB
period 2001-09-30
GREAT AMERICAN BANCORP INC
filed 2001-11-13
CIK 943064

UNITED STATES
                   SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C. 20549

                              FORM 10-QSB
(Mark One)
[ X ]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
          SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended      September 30, 2001
                                ----------------------

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

At October 31, 2001, the Registrant had 883,865 shares of Common Stock outstanding, for ownership purposes, which excludes 1,168,885 shares held as treasury stock.

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

     Item 3.        Defaults Upon Senior Securities

     Item 4.        Submission of Matters to a Vote of Security
                    Holders

     Item 5.        Other Information

     Item 6.        Exhibits and Reports on Form 8-K

SIGNATURES


                 Great American Bancorp, Inc. and Subsidiary
                    Condensed Consolidated Balance Sheets
                As of September 30, 2001 and December 31, 2000
                               (in thousands)

                                          Sept.  30, 2001      Dec. 31, 2000
                                             (Unaudited)
-----------------------------------------------------------------------------
ASSETS
Cash and due from banks                     $       5,534      $       6,104
Interest-bearing demand deposits                    8,166              4,539
                                            --------------------------------
 Cash and cash equivalents                         13,700             10,643

Investment securities
 Available for sale                                    --              3,009
 Held to maturity (fair value of $2,324
  and $3,116)                                       2,255              3,153
                                            --------------------------------
  Total investment securities                       2,255              6,162
Loans                                             142,870            133,620
 Allowance for loan losses                           (991)              (889)
                                            --------------------------------
  Net loans                                       141,879            132,731
Premises and equipment                              6,406              6,802
Federal Home Loan Bank stock                        1,150                890
Other assets                                        2,231              2,449
                                            --------------------------------
    Total assets                            $     167,621      $     159,677
                                            ================================
LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES
 Deposits
  Noninterest bearing                       $      11,654      $      11,573
  Interest bearing                                112,446            112,112
                                            --------------------------------
   Total deposits                                 124,100            123,685

 Federal Home Loan Bank Advances                   23,000             14,000
 Other liabilities                                  1,990              1,760
                                            --------------------------------
    Total liabilities                             149,090            139,445
                                            --------------------------------

Commitments and Contingent Liabilities

                                                                 (continued)


                 Great American Bancorp, Inc. and Subsidiary
              Condensed Consolidated Balance Sheets (Continued)
                As of September 30, 2001 and December 31, 2000
                               (in thousands)

                                           Sept. 30, 2001      Dec. 31, 2000
                                              (Unaudited)
-----------------------------------------------------------------------------
STOCKHOLDERS' EQUITY                        $                  $
Preferred stock, $0.01 par value
 Authorized and unissued --
  1,000,000 shares                                     --                 --
Common stock, $0.01 par value
 Authorized -- 7,000,000 shares
 Issued and outstanding -- 2,052,750 shares            21                 21
Additional paid-in-capital                         20,122             20,036
Retained earnings -- substantially restricted      17,599             17,043
Accumulated other comprehensive income                 --                  5
                                            --------------------------------
                                                   37,742             37,105
Less:
 Treasury stock, at cost - 1,168,885 and
   1,014,250 shares                               (19,085)           (16,570)
 Unallocated employee stock ownership plan
   shares - 4,938 and 19,748 shares                   (49)              (197)
 Unearned incentive plan shares - 5,338 and
   7,377 shares                                       (77)              (106)
                                            --------------------------------
                                                  (19,211)           (16,873)
                                            --------------------------------
    Total stockholders' equity                     18,531             20,232
                                            --------------------------------
    Total liabilities and
      stockholders' equity                  $     167,621      $     159,677
                                            ================================


See notes to condensed consolidated financial statements.


                  Great American Bancorp, Inc. and Subsidiary
                   Condensed Consolidated Income Statements
             For the Nine Months Ended September 30, 2001 and 2000
                  (unaudited, in thousands except share data)

                                                     2001               2000
----------------------------------------------------------------------------
Interest income:
 Loans                                       $      8,320      $       7,919
 Investment securities
  Taxable                                             296                337
  Tax exempt                                           --                 13
 Deposits with financial
  institutions and other                              193                208
                                            --------------------------------
   Total interest income                            8,809              8,477
                                            --------------------------------
Interest expense:
 Deposits                                           3,783              3,718
 Federal Home Loan Bank advances                      679                362
 Other                                                 26                 29
                                            --------------------------------
   Total interest expense                           4,488              4,109
                                            --------------------------------
   Net interest income                              4,321              4,368
Provision for loan losses                             114                225
                                            --------------------------------
   Net interest income after
     provision for loan losses                      4,207              4,143
                                            --------------------------------
Noninterest income:
 Insurance sales commissions                          875                569
 Service charges on deposit accounts                  417                414
 Brokerage commissions                                 99                147
 Other customer fees                                  123                111
 Net gains on loan sales                               49                 --
 Loan servicing fees                                    9                 14
 Other income                                          12                  6
                                             --------------------------------
   Total noninterest income                         1,584              1,261
                                            --------------------------------

                                                                 (continued)


                  Great American Bancorp, Inc. and Subsidiary
             Condensed Consolidated Income Statements (Continued)
            For the Nine Months Ended September 30, 2001 and 2000
                  (unaudited, in thousands except share data)

                                                     2001               2000
----------------------------------------------------------------------------
Noninterest expense:
 Salaries and employee benefits             $       2,412      $       2,274
 Net occupancy expenses                               450                498
 Equipment expenses                                   455                450
 Data processing fees                                  59                 65
 Deposit insurance expense                             18                 19
 Printing and office supplies                         226                204
 Legal and professional fees                          171                172
 Directors and committee fees                          76                 74
 Insurance expense                                     39                 33
 Marketing and advertising expenses                   142                133
 Other expenses                                       297                252
                                            --------------------------------
   Total noninterest expense                        4,345              4,174
                                            --------------------------------
   Income before income tax                         1,446              1,230
Income tax expense                                    579                488
                                            --------------------------------
   Net income                               $         867      $         742
                                            ================================

Per Share Data:

  Earnings
   Basic:
     Net income                             $        0.91      $        0.68
                                            ================================
     Average number of shares                     949,931          1,083,651
                                            ================================

   Diluted:
     Net income                             $        0.89      $        0.67
                                            ================================
     Average number of shares                     973,126          1,100,245
                                            ================================

  Dividends                                 $        0.33      $        0.33
                                            ================================


See notes to condensed consolidated financial statements.


                   Great American Bancorp, Inc. and Subsidiary
                    Condensed Consolidated Income Statements
               For the Quarters Ended September 30, 2001 and 2000
                  (unaudited, in thousands except share data)

                                                     2001               2000
----------------------------------------------------------------------------
Interest income:
 Loans                                       $      2,843      $       2,703
 Investment securities
  Taxable                                              79                111
  Tax exempt                                           --                  6
 Deposits with financial
  institutions and other                               36                 69
                                            --------------------------------
   Total interest income                            2,958              2,889
                                            --------------------------------
Interest expense:
 Deposits                                           1,225              1,269
 Federal Home Loan Bank advances                      238                164
 Other                                                  8                 10
                                            --------------------------------
   Total interest expense                           1,471              1,443
                                            --------------------------------
   Net interest income                              1,487              1,446
Provision for loan losses                              42                 75
                                            --------------------------------
   Net interest income after
     provision for loan losses                      1,445              1,371
                                            --------------------------------
Noninterest income:
 Insurance sales commissions                          273                197
 Service charges on deposit accounts                  143                141
 Brokerage commissions                                 25                 52
 Other customer fees                                   40                 39
 Net gains on loan sales                               49                 --
 Loan servicing fees                                    3                  4
 Other income                                           1                  1
                                            --------------------------------
   Total noninterest income                           534                434
                                            --------------------------------

                                                                 (Continued)


                  Great American Bancorp, Inc. and Subsidiary
             Condensed Consolidated Income Statements (Continued)
              For the Quarters Ended September 30, 2001 and 2000
                  (unaudited, in thousands except share data)

                                                     2001               2000
----------------------------------------------------------------------------
Noninterest expense:
 Salaries and employee benefits             $         829      $         762
 Net occupancy expenses                               147                157
 Equipment expenses                                   149                154
 Data processing fees                                  23                 25
 Deposit insurance expense                              6                  6
 Printing and office supplies                          75                 69
 Legal and professional fees                           51                 67
 Directors and committee fees                          26                 25
 Insurance expense                                     13                 11
 Marketing and advertising expenses                    45                 46
 Other expenses                                        98                 70
                                            --------------------------------
   Total noninterest expense                        1,462              1,392
                                            --------------------------------
   Income before income tax                           517                413
Income tax expense                                    200                166
                                            --------------------------------
   Net income                               $         317      $         247
                                            ================================

Per Share Data:

  Earnings
   Basic:
     Net income                             $        0.35      $        0.24
                                            ================================
     Average number of shares                     917,160          1,027,420
                                            ================================

   Diluted:
     Net income                             $        0.33      $        0.24
                                            ================================
     Average number of shares                     949,026          1,040,352
                                            ================================

  Dividends                                 $        0.11      $        0.11
                                            ================================


See notes to condensed consolidated financial statements.

                 Great American Bancorp, Inc. and Subsidiary
               Condensed Consolidated Statements of Cash Flows
            For the Nine Months Ended September 30, 2001 and 2000
                          (unaudited, in thousands)

                                                     2001               2000
----------------------------------------------------------------------------
Operating Activities:
  Net income                                $         867      $         742
  Adjustments to reconcile net
    income to net cash provided
    by operating activities:
      Provision for loan losses                       114                225
      Depreciation and amortization                   476                508
      Amortization of deferred loan fees              (24)               (14)
      Deferred income tax                               9                 --
      Federal Home Loan Bank stock dividend           (49)               (29)
      Net gain on loan sales                          (49)                --
      Employee stock ownership plan
        compensation expense                          234                208
      Incentive plan expense                           29                149
      Mortgage loans originated for sale           (2,654)                --
      Proceeds from sale of mortgage loans          2,683                 --
      Net change in:
        Other assets                                  205                 32
        Other liabilities                             233                (85)
                                            --------------------------------
          Net cash provided by
            operating activities                    2,074              1,736
                                            --------------------------------
Investing Activities:
  Proceeds from maturities of securities
    held to maturity                                  425                100
  Proceeds from maturities of securities
    available for sale                              3,000                 --
  Proceeds from principal repayments of
    mortgage-backed securities                        473                150
  Purchase of Federal Home Loan Bank stock           (211)               (78)
  Net change in loans                              (9,238)            (3,518)
  Purchases of premises and equipment                 (47)              (202)
                                            --------------------------------
          Net cash used by
            investing activities                   (5,598)            (3,548)
                                            --------------------------------

                                                                 (continued)







                   Great American Bancorp, Inc. and Subsidiary
           Condensed Consolidated Statements of Cash Flows (Continued)
              For the Nine Months Ended September 30, 2001 and 2000
                            (unaudited, in thousands)

                                                     2001               2000
----------------------------------------------------------------------------
Financing Activities:
  Net change in:
    Noninterest-bearing demand, interest-
      bearing demand and savings deposits   $       1,106      $       2,405
    Certificates of deposit                          (691)            (1,372)
  Proceeds from Federal Home Loan Bank advances    13,500             11,000
  Repayment of Federal Home Loan Bank advances     (4,500)            (7,000)
  Cash dividends                                     (319)              (370)
  Purchase of treasury stock                       (2,515)            (2,408)
                                            --------------------------------
          Net cash provided by
            financing activities                    6,581              2,255
                                            --------------------------------
Net Change in Cash and Cash Equivalents             3,057                443

Cash and Cash Equivalents, Beginning
  of Period                                        10,643             10,013
                                            --------------------------------
Cash and Cash Equivalents, End of
  Period                                    $      13,700      $      10,456
                                            ================================
Additional Cash Flows Information

   Interest paid                            $       4,473      $       4,089
                                            ================================
   Income tax paid                          $         399      $         335
                                            ================================




See notes to condensed consolidated financial statements.




              Great American Bancorp, Inc. and Subsidiary

Notes to Condensed Consolidated Financial Statements

1.  Background Information

Great American Bancorp, Inc. (the "Company") was incorporated on February 23, 1995 and on September 30, 1995 acquired all of the outstanding shares of common stock of First Federal Savings Bank of Champaign-Urbana, (the "Bank") upon the Bank's conversion from a federally chartered mutual savings bank to a federally chartered stock savings bank. The Company purchased 100% of the outstanding capital stock of the Bank using 50% of the net proceeds from the Company's initial stock offering, which was completed on September 30, 1995. The Company began trading on the NASDAQ Stock Market on September 30, 1995 under the symbol "GTPS". On April 23, 2001, the Company began trading on the Nasdaq SmallCap Market, maintaining the "GTPS" symbol. The move to the Nasdaq SmallCap Market resulted from having a public float below the required minimum of 750,000 shares.

2.  Statement of Information Furnished

The accompanying unaudited consolidated financial statements have been prepared in accordance with Form 10-QSB instructions and Item 310(b) of Regulation S-B, and, in the opinion of management, contain all adjustments necessary to present fairly the financial position as of September 30, 2001 and December 31, 2000, the results of operations for the nine months and three months ended September 30, 2001 and 2000, and the cash flows for the nine months ended September 30, 2001 and 2000. All adjustments to the financial statements were normal and recurring in nature. These results have been determined on the basis of generally accepted accounting principles. Reclassifications of certain amounts in the 2000 financial statements have been made to conform to the 2001 presentation. The results of operations for the nine months ended September 30, 2001 are not necessarily indicative of the results to be expected for the entire fiscal year.

The consolidated financial statements are those of the Company and the Bank. These consolidated financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company's 2000 Annual Report to Shareholders.

PART I -- Item 2.

GREAT AMERICAN BANCORP, INC.
Management's Discussion and Analysis or Plan of Operation
(unaudited, table dollar amounts in thousands)

Forward-Looking Information

In addition to historical information, this Form 10-QSB may include certain forward-looking statements based on current management expectations. The Company's actual results could differ materially from those management expectations. Factors that could cause future results to vary from current management expectations include, but are not limited to, general economic conditions, legislative and regulatory changes, monetary and fiscal policies of the federal government, changes in tax policies, rates and regulations of federal, state and local tax authorities, changes in interest rates, deposit flows, the cost of funds, demand for loan products, demand for financial services, competition, changes in the quality or composition of the Company's loan and investment portfolios, changes in accounting principles, policies or guidelines, and other economic, competitive, governmental and technological factors affecting the Company's operations, markets, products, services and prices. Further description of the risks and uncertainties to the business are included in detail under the caption: Liquidity and Capital Resources.

General

The Company is the holding company for the Bank. The Bank operates a wholly owned subsidiary, Park Avenue Service Corporation ("PASC"). PASC operates the GTPS Insurance Agency which offers a variety of insurance products, including life, health, automobile, and property and casualty insurance. PASC also offers full service brokerage activities through Scout Brokerage Services, Inc., a subsidiary of United Missouri Bank, and also engages in the sale of fixed-rate and variable-rate tax deferred annuities.

Financial Condition

The Company's total assets increased from $159.68 million at December 31, 2000 to $167.62 million at September 30, 2001, an increase of $7.94 million, or 5.0%. Total assets grew primarily as a result of loan growth and an increase in interest-bearing demand deposits, offset by a decline in investment securities.

Net loans increased from $132.73 million at December 31, 2000 to $141.88 million at September 30, 2001, an increase of $9.15 million, or 6.9%. Loan growth occurred mainly in 1-4 family residential mortgage loans, construction loans, commercial loans, and consumer loans. Declining interest rates during 2001 and a stable local economy were factors in the growth in loans. Since January 1, 2001, the Federal Reserve Board has lowered short-term market interest rates a total of ten times. The Federal Funds rate has declined from 6.50% as of January 1, 2001 to its current level of 2.00%, a decrease of 450 basis points. The prime rate also declined 450 basis points, from 9.50% as of January 1, 2001 to 5.00% as of November 8, 2001. The Company lowered loan-offering rates in response to declining market interest rates, which contributed to the growth in loans.





The following schedule shows the balances by loan category at September 30, 2001 compared to December 31, 2000, along with the change and percentage change:

                                Balance       Balance
                             September 30,  December 31,           Percentage
                                 2001          2000       Change     Change
----------------------------------------------------------------------------
One-to four-family
  mortgage loans              $  83,341    $  77,001     $  6,340       8.2%
Multi-family mortgage loans      18,941       19,750         (809)     (4.1)
Commercial mortgage loans        15,994       17,480       (1,486)     (8.5)
Construction loans                3,395        1,221        2,174     178.1
----------------------------------------------------------------------------
  Total real estate loans       121,671      115,452        6,219       5.4
Commercial loans                  8,715        6,569        2,146      32.7
Consumer loans                   12,484       11,599          885       7.6
----------------------------------------------------------------------------
  Total loans                   142,870      133,620        9,250       6.9
Allowance for loan losses          (991)        (889)        (102)     11.5
----------------------------------------------------------------------------
  Total loans, net            $ 141,879    $ 132,731     $  9,148       6.9%
============================================================================

Loan growth was mainly funded by an increase in advances from the Federal Home Loan Bank ("FHLB"). The Company sold $2.6 million in 1-4 family residential mortgage loans during the third quarter of 2001, recording gains of $49,000, including $20,000 in gains related to mortgage servicing rights.

Cash and cash equivalents increased $3.06 million during 2001, from $10.64 million at December 31, 2000 to $13.70 million at September 30, 2001, mainly due to the increase in interest-bearing demand deposits. This increase resulted primarily from $3.00 million in U.S. agency securities being called in the second and third quarters of 2001. Total investment securities decreased $3.90 million in 2001, from $6.16 million at December 31, 2000 to $2.26 million at September 30, 2001. Besides the $3.00 million in U.S. agency securities that were called, municipal securities totaling $425,000 matured in January 2001 and the Company received $473,000 in principal repayments on mortgage-backed securities during the nine months ended September 30, 2001.

Total deposits increased by $410,000 in 2001, from $123.69 million at December 31, 2000 to $124.10 million at September 30, 2001, mainly due to an increase in interest-bearing deposits. Interest-bearing deposits increased by $334,000 during the first nine months of 2001, primarily insured money market accounts ("IMMA"). IMMA deposits increased $1.30 million, from $9.85 million at December 31, 2000 to $11.15 million at September 30, 2001. This growth occurred primarily in the Company's Club Fed IMMA deposits and was mainly due to new accounts opened. The Company's Club Fed products, which include Club Fed IMMA and Club Fed NOW accounts, provide enhanced services to customers including a higher rate of interest for maintaining required minimum balances. Total certificates of deposit decreased by $691,000 from December 31, 2000 to September 30, 2001, mostly certificates maturing in eighteen months to two years, offset by increases in the balances of certificates maturing in nine months to one year.






The following table summarizes the balances of deposits at September 30, 2001 and December 31, 2000, the change in the balances and the percentage change:

                               Balance       Balance
                             September 30,  December 31,           Percentage
                                 2001          2000       Change     Change
-----------------------------------------------------------------------------
Noninterest bearing
 checking accounts            $  11,654    $  11,573     $     81       0.7%

Interest bearing:
 NOW accounts                    16,497       16,885         (388)     (2.3)
 IMMA accounts                   11,147        9,850        1,297      13.2
 Savings accounts                14,145       14,029          116       0.8
 Certificates of deposit         70,657       71,348         (691)     (1.0)
-----------------------------------------------------------------------------
  Total interest
   bearing deposits             112,446      112,112          334       0.3
-----------------------------------------------------------------------------
  Total deposits              $ 124,100    $ 123,685     $    415       0.3%
=============================================================================

FHLB advances increased by $9.00 million from $14.00 million at December 31, 2000 to $23.00 million at September 30, 2001. Proceeds from advances have provided liquidity for loans and treasury stock purchases. The following schedule presents FHLB advances at September 30, 2001, by maturity date:


    Date                   Fixed                          First
     of        Interest      or         Maturity          Call
   Advance       Rate     Variable        Date            Date         Amount
-----------------------------------------------------------------------------
October   2000   3.70     Variable   October   2001    non callable   $ 1,500
August    2001   3.85      Fixed     November  2001    non callable     1,000
May       2001   4.40      Fixed     February  2002    non callable     2,000
December  2000   5.97      Fixed     June      2002    non callable     1,000
October   2000   6.00     Variable   October   2002    non callable     3,000
March     2001   4.48      Fixed     March     2006   March     2002    1,500
October   1998   4.30      Fixed     October   2008   October   2001    5,000
January   2001   4.55      Fixed     January   2011   January   2002    5,000
September 2001   3.80      Fixed     September 2011   September 2004    3,000
                                                                      -------
                                                                      $23,000
                                                                      =======


Total stockholders' equity decreased $1.70 million, or 8.4%, from $20.23 million at December 31, 2000 to $18.53 million at September 30, 2001, primarily due to the repurchase of treasury shares. Book value per outstanding voting share increased from $19.48 at December 31, 2000 to $20.97 at September 30, 2001.








The decrease in stockholders' equity is summarized as follows:

    Stockholders' equity, December 31, 2000              $   20,232
    Net income                                                  867
    Purchase of treasury stock                               (2,515)
    Dividends declared                                         (311)
    Incentive plan shares allocated                              29
    ESOP shares allocated                                       234
    Decrease in unrealized gain on securities
       available for sale, net of income tax effect              (5)
                                                         ----------
    Stockholders' equity, September 30, 2001             $   18,531
                                                         ==========

Results of Operations

Comparison of Nine Month Periods Ended September 30, 2001 and 2000

Net income for the nine months ended September 30, 2001 was $867,000, an increase of $125,000, or 16.8%, over the $742,000 recorded for the nine months ended September 30, 2000. Basic earnings per share were $0.91 for the nine months ended September 30, 2001, compared to $0.68 for the nine months ended September 30, 2000. Diluted earnings per share were $0.89 for the first nine months in 2001, compared to $0.67 for the first nine months in 2000. The diluted earnings per share increase of $0.22 represents an increase of 32.8% over the $0.67 diluted earnings per share for 2000.

Net income increased in 2001 primarily due to growth in insurance sales commissions and a reduction in the provision for loan losses, offset by an increase in noninterest expense, mainly salaries and benefits.

Net interest income was $4,321,000 for the nine months ended September 30, 2001, $47,000, or 1.1%, lower than the $4,368,000 recorded for the same period in 2000. Net interest income was lower in 2001 principally due to higher interest expense associated with the increase in FHLB advances.

Interest income was $8,809,000 for the nine months ended September 30, 2001, compared to $8,477,000 for the same period in 2000, with the majority of the increase due to interest income from loans. Interest income from loans during the first nine months in 2001 was $8,320,000, $401,000, or 5.1%, greater than the $7,919,000 recorded in 2000.

Interest income on loans was higher in 2001 due primarily to loan growth. Average total loans for the nine months ended September 30, 2001 were $136.81 million compared to $129.44 million for the same period in 2000, an increase of $7.37 million, or 5.7%. The majority of the increase in average total loans was in 1-4 family residential mortgage loans. Total 1-4 family residential mortgage loans averaged $80.39 million for the nine months ended September 30, 2001, compared to $72.48 million for the nine months ended September 30, 2000, an increase of $7.91 million, or 10.9%.

The following schedule compares average total loan balances by major categories for the first nine months of fiscal 2001 compared to the same period in 2000:






                                 Average     Average
                                 Balance     Balance              Percentage
                                  2001        2000       Change     Change
----------------------------------------------------------------------------
One-to four-family
  mortgage loans                $ 80,393    $ 72,484    $ 7,909      10.9%
Multi-family mortgage loans       19,489      19,846       (357)     (1.8)
Commercial mortgage loans         16,625      18,650     (2,025)    (10.9)
Construction loans                 1,705       1,500        205      13.7
----------------------------------------------------------------------------
  Total real estate loans        118,212     112,480      5,732       5.1
Commercial loans                   7,691       6,480      1,211      18.7
Consumer loans                    11,853      11,294        559       5.0
----------------------------------------------------------------------------
  Total loans                    137,756     130,254      7,502       5.8
Allowance for loan losses           (943)       (812)      (131)     16.1
----------------------------------------------------------------------------
  Total loans, net              $136,813    $129,442    $ 7,371       5.7%
============================================================================

The average balance of total commercial mortgage loans decreased due to one large payoff. The average yield on loans was 8.13% for the nine months ended September 30, 2001, compared to 8.17% for the nine months ended September 30, 2000.

Interest income on investment securities decreased from $350,000 for the nine months ended September 30, 2000 to $296,000 for the same period in 2001. This decline was due mainly to municipal securities maturing in January 2001, U.S. agency securities being called in the second and third quarters of 2001, and a reduction in interest earned on mortgage-backed securities due to principal repayments. The average yield on investment securities increased from 6.58% for the nine months ended September 30, 2000 to 6.67% for the same period in 2001.

Interest income on deposits with financial institutions and other was $193,000 for the nine-month period ended September 30, 2001 compared with $208,000 for the same period in 2000. The average balance of total deposits with financial institutions and other was $5.95 million for the nine months ended September 30, 2001, $1.11 million higher than the $4.84 million average for the same period in 2000. However, interest income on deposits with financial institutions and other declined due to the general decline in short-term market interest rates in 2001. The average yield on deposits with financial institutions and other decreased from 5.74% for the nine months ended September 30, 2000 to 4.34% for the same period in 2001.

Interest expense increased by $379,000, or 9.2%, from $4,109,000 for the nine months ended September 30, 2000 to $4,488,000 for the same period in 2001.
The increase was attributable to higher interest expense on both deposits and FHLB advances. Interest expense on deposits increased $65,000, or 1.7%, from $3,718,000 for the nine months ended September 30, 2000 to $3,783,000 for the same period in 2001. Interest expense on deposits was higher in 2001 primarily due to a shift in the mix of deposits to higher rate certificates of deposit, mainly certificates maturing in eighteen months to two years. This shift occurred primarily in the latter half of 2000 and in the first quarter of 2001. The average total balance of certificates maturing in eighteen months through two years increased from $23.12 million for the first nine months of 2000 to $26.61 million for the same period in 2001, an increase of $3.49 million, or 15.1%. Part of this increase was due to a special 21-month certificate promotion held during the last nine months of 2000. Growth in certificates maturing in eighteen-months to two-years was offset by declines in six month to one-year certificates, savings accounts and certificates with maturities from two and a half years through four years. Average total interest-bearing deposits decreased from $113.47 million in the first nine months of 2000 to $112.30 million during the same period in 2001, a decrease of $1.17 million, or 1.0%. The average rates on deposits were 4.50% and 4.38% for the nine months ended September 30, 2001 and 2000.

Interest expense on FHLB advances increased $317,000, or 87.6%, from $362,000 for the nine months ended September 30, 2000 to $679,000 for the nine months ended September 30, 2001. Growth in interest expense on FHLB advances was primarily due to an increase in the balance of FHLB advances during 2001. The Company increased the level of FHLB borrowings in order to provide funding for loans and treasury stock repurchases. Average FHLB advances for the nine months ended September 30, 2001 were $18.36 million compared to $9.46 million for the nine months ended September 30, 2000. The average rate on FHLB advances was 4.94% for the first nine months of 2001 compared to 5.11% for the same period in 2000.

Net interest income as a percent of average interest earning assets was 3.89% for the nine months ended September 30, 2001 versus 4.13% for the same period in 2000. The spread between the yield on interest earning assets and the rate on interest bearing liabilities was 3.35% and 3.57% for the nine months ended September 30, 2001 and 2000, respectively.

The provision for loan losses was $114,000 for the nine months ended September 30, 2001 compared to $225,000 for the nine months ended September 30, 2000. The reduced provision for 2001 directly correlates with a decline in non-performing loans in 2001.

There was $18,000 in loans charged-off and $6,000 in recoveries in the first nine months of 2001. The loans charged-off during 2001 included $12,000 related to commercial loans to one borrower that have been non-performing since the fourth quarter of 1998. This borrower filed Chapter 11, or business reorganization, bankruptcy in 1999 and subsequently the reorganization plan changed to a liquidation of assets arrangement. The total balance of these loans at the time they became non-performing was $1.36 million. Since 1998, the Company has collected $380,000 in principal repayments and charged-off $902,000 related to this borrower. The remaining principal balance of the loan was $78,000 at September 30, 2001. In October 2001, the Company collected this total remaining principal balance.

There was $131,000 in loans charged-off and $6,000 in recoveries in the first nine months of 2000. The $131,000 in loans charged-off included $90,000 related to the commercial borrower discussed above.

Non-performing loans, which are loans past due 90 days or more and non-accruing loans, totaled $189,000 at September 30, 2001, compared to $314,000 at September 30, 2000. Non-performing loans at September 30, 2001 consisted of three residential mortgage loans totaling $89,000, two consumer loans totaling $22,000 and the commercial loans to one borrower previously discussed totaling $78,000. All of these loans were past due 90 days or more at September 30, 2001, with the $78,000 in commercial loans in non-accrual status. The non-performing loans totaling $314,000 at September 30, 2000 were comprised of two residential mortgage loans totaling $35,000, four consumer loans totaling $17,000 and the commercial loans to one borrower discussed above totaling $262,000. All of these loans were past due 90 days or more at September 30, 2000, with the $262,000 in non-accrual status. One residential mortgage loan, totaling $33,000 at September 30, 2001 and $34,000 at September 30, 2000, was non-performing at both September 30, 2001 and 2000.

The ratio of the Company's allowance for loan losses to total loans was .69% at September 30, 2001 and .61% at September 30, 2000. Management assesses the adequacy of the allowance for loan losses based on evaluating known and inherent risks in the loan portfolio and upon management's continuing analysis of the factors underlying the quality of the loan portfolio. While management believes that, based on information currently available, the allowance for loan losses is sufficient to cover losses inherent in its loan portfolio at this time, no assurance can be given that the level of the allowance for loan losses will be sufficient to cover future possible loan losses incurred by the Company or that future adjustments to the allowance for loan losses will not be necessary if economic and other conditions differ substantially from the economic and other conditions used by management to determine the current level of the allowance for loan losses. Management may in the future increase the level of the allowance for loan losses as a percentage of total loans and non-performing loans in the event it increases the level of commercial real estate, multifamily, or consumer lending as a percentage of its total loan portfolio. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the allowance for loan losses. Such agencies may require the Company to provide additions to the allowance based upon judgements different from management.

Noninterest income totaled $1,584,000 for the nine months ended September 30, 2001, compared to $1,261,000 for the same period in 2000, an increase of $323,000, or 25.6%. Insurance sales commissions generated by GTPS Insurance Agency, which totaled $875,000 for the nine months ended September 30, 2001 compared to $569,000 for the same period in 2000, accounted for the majority of the increase in noninterest income. Insurance commissions were higher in 2001 mainly due to commissions generated from new business. Commissions earned by Scout Brokerage Services, Inc. decreased from $147,000 for the first nine months of 2000 to $99,000 for the first nine months in 2001. Brokerage commissions were lower in 2001 due to a decline in the volume of transactions primarily caused by the fall in the stock markets during 2001. The Company sold $2.6 million in 1-4 family residential mortgage loans during the third quarter of 2001, recording net gains from loan sales of $49,000.

Noninterest expense was $4,345,000 for the first nine months of 2001 compared to $4,174,000 for the same period in 2000, an increase of $171,000, or 4.1%. Salaries and employee benefits expenses, which were $138,000, or 6.1%, higher in 2001, comprised the majority of the increase in noninterest expense.
Normal salary increases, additional staff hired for the GTPS Insurance Agency, and an increase in health insurance premiums were the primary reasons for the increase in salary and benefits expenses.

Total income taxes increased by $91,000, or 18.6%, from $488,000 for the nine months ended September 30, 2000 to $579,000 for the same period in 2001 due to the increase in pretax net income. The effective tax rates for the nine months ended September 30, 2001 and 2000, were 40.0% and 39.7% respectively.


Comparison of Three Month Periods Ended September 30, 2001 and 2000

Net income for the three months ended September 30, 2001 was $317,000, an increase of $70,000, or 28.3%, over the $247,000 recorded for the three months ended September 30, 2000. Basic earnings per share increased $0.11, from $0.24 for the three months ended September 30, 2000 to $0.35 for the same period in 2001, while diluted earnings per share increased $0.09, from $0.24 for 2000 to $0.33 in 2001.

Net income for the third quarter of 2001 was higher than net income for the third quarter of 2000 mainly due to increases in net interest income and noninterest income and a reduction in the provision for loan losses, offset by an increase in noninterest expense.

Net interest income was $1,487,000 for the quarter ended September 30, 2001 and $1,446,000 for the quarter ended September 30, 2000, an increase of $41,000, or 2.8%. Interest income increased 2.4%, or $69,000, from $2,889,000 for the quarter ended September 30, 2000 to $2,958,000 for the third quarter of 2001, primarily due to an increase in interest income from loans.

Interest income on loans increased $140,000, or 5.2%, from $2,703,000 for the quarter ended September 30, 2000 to $2,843,000 for the same quarter in 2001 due primarily to growth in loans, mainly 1-4 family residential mortgage loans, commercial loans and consumer loans, offset by a decrease in commercial mortgage loans.

Average total 1-4 family residential mortgage loans were $83.65 million for the third quarter of 2001 compared to $74.56 million in the third quarter of 2000, an increase of $9.09 million, or 12.2%. Average total commercial loans for the three months ended September 30, 2001 and September 30, 2000 were $8.18 million and $5.60 million, respectively. This represents an increase of $2.58 million, or 46.1%. Total consumer loans averaged $12.58 million in the third quarter of 2001, up $1.08 million, or 9.4%, from the average total balance of $11.50 million in the third quarter of 2000. Average total commercial mortgage loans decreased $2.11 million, or 11.5%, from $18.42 million for the three months ended September 30, 2000 to $16.31 million for the same period in 2001. The average yield on loans decreased from 8.24% for the three months ended September 30, 2000 to 7.98% for the same period in 2001.

Interest income on investment securities decreased from $117,000 for the three months ended September 30, 2000 to $79,000 for the same period in 2001, due to a reduction in average total investments. Average total investments for the third quarter of 2001 were $4.78 million, down $2.32 million, or 32.7%, from $7.10 million for the third quarter of 2000. This decline was due to municipal securities maturing in January 2001, U.S. agency securities being called in the second and third quarters of 2001, and principal repayments on mortgage-backed securities. The average yield on investment securities for the three months ended September 30, 2001 was 6.56%, while the average yield was 6.55% for the same period in 2000.

Interest income on deposits with financial institutions and other decreased $33,000, or 47.8%, from $69,000 for the three months ended September 30, 2000 to $36,000 for the three months ended September 30, 2001. This decrease was mainly the result of the overall drop in short-term market interest rates during 2001. The average balance for the quarter ended September 30, 2001 for deposits with financial institutions and other was $4.62 million compared to $4.51 million for the same period in 2000, up $110,000, or 2.4%. The average yield on deposits with financial institutions and other was 3.09% for the three months ended September 30, 2001 and 6.09% for the three months ended September 30, 2000.

Interest expense increased $28,000, or 1.9%, from $1,443,000 for the three months ended September 30, 2000 to $1,471,000 for the same period in 2001.
The increase was mainly due to growth in FHLB advances. Average total deposits only slightly increased in 2001, from $112.13 million for the quarter ended September 30, 2000 to $112.68 million for the quarter ended September 30, 2001. Most of this increase was in interest-bearing demand deposits - NOW and IMMA deposits. The average rate on deposits declined from 4.50% for the quarter ended September 30, 2000 to 4.31% for the quarter ended September 30, 2001.

Interest expense on FHLB advances increased by $74,000, or 45.1%, from $164,000 for the three months ended September 30, 2000 to $238,000 for the same period in 2001. The average total balance of FHLB advances increased from $11.82 million for the third quarter of 2000 to $19.90 million for the third quarter of 2001, an increase of $8.08 million, or 68.4%. The average rate on FHLB advances was 4.75% for the three months ended September 30, 2001, compared to 5.52% for the three months ended September 30, 2000.

Net interest income as a percent of interest earning assets was 3.91% for the three months ended September 30, 2001 versus 4.05% for the same period in 2000. The spread between the yield on interest earning assets and the rate on interest bearing liabilities was 3.40% and 3.48% for the three months ended September 30, 2001 and 2000, respectively.

The provision for loan losses was $42,000 for the three months ended September 30, 2001 compared to $75,000 for the three months ended September 30, 2000. The higher provision in 2000 reflected an increase in the monthly provision for loan losses that the Company implemented as a result of the commercial loans to one borrower totaling $1.36 million becoming non-performing in late 1998.

Noninterest income increased $100,000, or 23.0%, from $434,000 for the quarter ended September 30, 2000 to $534,000 for the three months ended September 30, 2001. The increase was mainly due to higher commission income from insurance activities and net gains from loan sales. Insurance sales commissions were $273,000 for the quarter ended September 30, 2001 compared to $197,000 for the same period in 2000, an increase of $76,000, or 38.6%. The Company sold $2.6 million in 1-4 family residential mortgage loans during the third quarter of 2001, recording gains of $49,000.

Noninterest expense was $1,462,000 for the three months ended September 30, 2001 compared to $1,392,000 for the same period in 2000, an increase of $70,000, or 5.0%. Noninterest expense was higher in 2001 primarily due to increases in salary and benefits expense, which was $67,000, or 8.8%, higher in the third quarter of 2001 compared to the third quarter of 2000. Salary and benefits expense was higher in 2001 due to normal salary increases, an increase in the staff of GTPS Insurance Agency and an increase in health insurance premiums.

Total income taxes for the three months ended September 30, 2001 were $200,000, compared to $166,000 recorded for the same period in 2000, an increase of $34,000, or 20.5%. The effective tax rates for the three months ended September 30, 2001 and 2000, were 38.7% and 40.1%, respectively.

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


Nine Months Ended September 30, 2001

                                Insurance/
                    Banking     Brokerage
                    Services    Services     Company    Eliminations     Total
------------------------------------------------------------------------------

Interest income    $   8,809        --         8,809           --        8,809
Interest expense       4,488        --         4,488           --        4,488
Noninterest income       635       979         1,614          (30)       1,584
Net income               687       180           867           --          867
Total assets         167,800     1,068       168,868       (1,247)     167,621



Nine Months Ended September 30, 2000

                                Insurance/
                    Banking     Brokerage
                    Services    Services     Company    Eliminations     Total
------------------------------------------------------------------------------

Interest income    $   8,477        --         8,477           --        8,477
Interest expense       4,109        --         4,109           --        4,109
Noninterest income       560       716         1,276          (15)       1,261
Net income               626       116           742           --          742
Total assets         157,505       929       158,434         (846)     157,588



Three Months Ended September 30, 2001

                                Insurance/
                    Banking     Brokerage
                    Services    Services     Company    Eliminations     Total
------------------------------------------------------------------------------

Interest income    $   2,958        --         2,958           --        2,958
Interest expense       1,471        --         1,471           --        1,471
Noninterest income       246       298           544          (10)         534
Net income               278        39           317           --          317



Three Months Ended September 30, 2000

                                Insurance/
                    Banking     Brokerage
                    Services    Services     Company    Eliminations     Total
------------------------------------------------------------------------------

Interest income    $   2,889        --         2,889           --        2,889
Interest expense       1,443        --         1,443           --        1,443
Noninterest income       233       206           439           (5)         434
Net income               204        43           247           --          247


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

A review of the Consolidated Statements of Cash Flows included in the accompanying financial statements shows that the Company's cash and cash equivalents ("cash") increased $3.06 million for the nine months ended September 30, 2001, compared to an increase of $443,000 for the nine months ended September 30, 2000. During the nine months ended September 30, 2001, cash was primarily provided from earnings, proceeds from sales of mortgage loans, proceeds from maturities of investment securities, increases in noninterest-bearing, interest bearing demand and savings deposits, and FHLB advances. During that period cash was primarily used to fund loans and a reduction in certificates of deposit, repay FHLB advances, purchase treasury stock and pay dividends.

During the nine months ended September 30, 2000, cash was primarily provided from earnings, increases in noninterest-bearing and interest-bearing demand and savings deposits and FHLB advances. During 2000, cash was primarily used to fund loans, fund a decrease in certificates of deposit, purchase treasury stock, and to pay dividends.

The Company's primary investment activity during the nine months ended September 30, 2001 was the origination of loans. During the nine months ended September 30, 2001 and September 30, 2000, the Company originated mortgage loans in the amounts of $26.69 million and $20.01 million, respectively, commercial loans in the amounts of $8.20 million and $6.79 million, respectively, and consumer loans in the amounts of $8.79 million and $7.64 million, respectively.

As of September 30, 2001, the Company had outstanding commitments (including undisbursed loan proceeds) of $3.49 million. The Company anticipates it will have sufficient funds available to meet its current loan origination commitments. Certificates of deposit that are scheduled to mature in one year or less from September 30, 2001 totaled $49.76 million. Management believes a significant portion of such deposits will remain with the Company.

At September 30, 2001, the Bank exceeded all of its regulatory capital requirements with tangible capital and core capital both at $10.26 million or 6.45% of total adjusted tangible assets, core capital at $10.26 million or 6.45% of adjusted total assets, and risk-based capital at $11.25 million or 11.61% of total risk-weighted assets. The required ratios are 1.5% for tangible capital to tangible assets, 2.0% for core capital to total adjusted tangible assets, 4.0% for core capital to adjusted total assets and 8.0% for risk-based capital to risk-weighted assets.

Current Accounting Issues

In September 2001, Statement of Financial Accounting Standards ("SFAS") No. 141, "Business Combinations" was issued establishing accounting and reporting standards requiring all business combinations initiated after September 30, 2001 to be accounted for using the purchase method. SFAS No. 141 is effective for the Company for the fiscal quarter beginning July 1, 2001. The impact of this statement is dependent on future acquisition activity.

Also in September 2001, SFAS No. 142 "Goodwill and Other Intangible Assets" was issued effective for the first period of all fiscal years beginning after December 13, 2001, with early adoption permitted for entities with fiscal years beginning after March 15, 2001. SFAS No. 142 addresses how acquired intangible assets should be accounted for in financial statements upon their acquisition, and also how goodwill and other intangible assets should be accounted for after they have been initially recognized in the financial statements. In general, non-goodwill intangible assets are to be amortized in accordance with their estimated useful lives. In addition, amortization of goodwill has been eliminated, with capitalized goodwill now being subjected to at least an annual assessment for impairment. A two-step process is to be used to determine, first whether an impairment exists, and then whether an adjustment is required. SFAS No. 142 is effective for the Company for the fiscal quarter beginning January 1, 2002. The Company has not yet quantified the impact of adopting this statement on its financial position or results of its operation.

In July 2001, SFAS No. 143, "Accounting for Asset Retirement Obligations" was issued. SFAS No. 143 establishes standards for accounting and reporting of obligations associated with the retirement of tangible long-lived assets and associated asset retirement costs. SFAS No. 143 is effective beginning June 15, 2002. The adoption of this Statement is not expected to have an impact on the Company.

In October 2001, SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" was issued. Under SFAS No. 144, long-lived assets to be sold within one year must be separately identified and carried at the lower of carrying value or fair value less costs to sell.

Long-lived assets expected to be held longer than one year are subject to depreciation and must be written down to fair value upon impairment. Long-lived assets no longer expected to be sold within one year, such as some foreclosed real estate, must be written down to the lower of current fair value or fair value at the date of foreclosure adjusted to reflect depreciation since acquisition. SFAS No. 144 must be implemented by January 1, 2002. The adoption of this Statement will have no impact on the Company

PART II -- OTHER INFORMATION

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

             a.  Exhibits

                 3.1   Certificate of Incorporation of Great American
                       Bancorp, Inc.*

                 3.2   By-laws of Great American Bancorp, Inc.*

                11.0   Computation of earnings per share (filed herewith)


             b.  Report on Form 8-K

                 1. On September 19, 2001, the Registrant filed a Current Report on Form 8-K reporting information under Items 5 and 7, incorporating by reference a press release dated September 19, 2001 relating to the Company's announcement that its Board of Directors has approved a 5% stock repurchase program.




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


      Dated:    November 9, 2001          /s/  George R. Rouse
             -----------------------      ----------------------------
                                           George R. Rouse
                                           President and
                                           Chief Executive Officer



      Dated:     November 9, 2001          /s/  Jane F. Adams
            --------------------------    ----------------------------
                                           Jane F. Adams
                                           Chief Financial Officer,
                                           Secretary and Treasurer

                                    Exhibit 11.0


Earnings per share (unaudited)

Earnings per share (EPS) were computed as follows
(dollar amounts in thousands except share data):

                                                      Nine Months Ended
                                                     September 30, 2001
                                             -------------------------------
                                                        Weighted
                                                         Average   Per-Share
                                              Income      Shares     Amount
                                             -------------------------------
Basic Earnings Per Share

  Income available to common stockholders    $   867     949,931    $  0.91

Effect of Dilutive Securities
  Stock options                                           16,967
  Unearned incentive plan shares                           6,228
                                             -------------------------------
Diluted Earnings Per Share
  Income available to common stockholders
   and assumed conversion                    $   867     973,126    $  0.89
                                             ===============================



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











                                                     Three months ended
                                                     September 30, 2001
                                             -------------------------------
                                                        Weighted
                                                         Average   Per-Share
                                              Income      Shares     Amount
                                             -------------------------------
Basic Earnings Per Share

  Income available to common stockholders    $   317     917,160    $  0.35

Effect of Dilutive Securities
  Stock options                                           26,009
  Unearned incentive plan shares                           5,857
                                             -------------------------------
Diluted Earnings Per Share
  Income available to common stockholders
   and assumed conversion                    $   317     949,026    $  0.33
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