Form 10KSB
period 2001-12-31
GREAT AMERICAN BANCORP INC
filed 2002-03-27
CIK 943064

U.S. Securities and Exchange Commission
                     Washington, D.C. 20549

                           FORM 10-KSB

         ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE
                SECURITIES EXCHANGE ACT OF 1934

              For the Year ended December 31, 2001
                                 -----------------

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

                           $13,829,000
                           -----------

The aggregate market value of the voting stock held by non-affiliates of the Registrant, i.e., persons other than directors and executive officers of the Registrant, at December 31, 2001 was $14,796,000. For purposes of this determination only, directors and executive officers of the Registrant have been presumed to be affiliates. The market value is based upon $22.72 per share, the last sales price as quoted on the Nasdaq SmallCap Market for December 31, 2001.

The Registrant had 855,477 shares of Common Stock outstanding, for ownership purposes, at February 28, 2002 which excludes 1,197,273 shares held as treasury stock.

                      DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Annual Report to Stockholders for the year ended December 31, 2001 are incorporated by reference into Part II of this Form 10-KSB. Portions of the Proxy Statement for the 2002 Annual Meeting of Stockholders are incorporated by reference into Part III of this Form 10-KSB.

Transitional Small Business Disclosure Format: Yes [ ] No [X]



                                   INDEX


PART I
                                                                    PAGE

Item 1.  Description of Business . . . . . . . . . . . . . . . . . .   4

Item 2.  Description of Property . . . . . . . . . . . . . . . . . .  43

Item 3.  Legal Proceedings . . . . . . . . . . . . . . . . . . . . .  45

Item 4.  Submission of Matters to a
          Vote of Security Holders . . . . . . . . . . . . . . . . .  45

PART II

Item 5.  Market for Common Equity and
          Related Stockholder Matters. . . . . . . . . . . . . . . .  45

Item 6.  Management's Discussion
          and Analysis or Plan of Operation. . . . . . . . . . . . .  45

Item 7.  Financial Statements. . . . . . . . . . . . . . . . . . . .  45

Item 8.  Changes In and Disagreements With Accountants
          on Accounting and Financial Disclosure . . . . . . . . . .  45

PART III

Item 9.  Directors, Executive Officers, Promoters and
          Control Persons; Compliance with Section
          16(a) of the Exchange Act. . . . . . . . . . . . . . . . .  45

Item 10. Executive Compensation. . . . . . . . . . . . . . . . . . .  46

Item 11. Security Ownership of Certain Beneficial
          Owners and Management. . . . . . . . . . . . . . . . . . .  46

Item 12. Certain Relationships and Related Transactions. . . . . . .  46

Item 13. Exhibits, Lists and Reports on Form 8-K . . . . . . . . . .  46

SIGNATURES



                             PART I

Item 1.        Description of Business.

   In addition to historical information, this Annual Report may include certain forward looking statements based on current management expectations. The Company's actual results could differ materially from those management expectations. Factors that could cause future results to vary from current management expectations include, but are not limited to, general economic conditions, legislative and regulatory changes, monetary and fiscal policies of the federal government, changes in tax policies, rates and regulations of federal, state and local tax authorities, changes in interest rates, deposit flows, the cost of funds, demand for loan products, demand for financial services, competition, changes in the quality or competition, changes in the quality or composition of the Company's loan and investment portfolios, changes in accounting principles, policies or guidelines, and other economic, competitive, governmental and technological factors affecting the Company's operations, markets, products, services and prices.

General

   Great American Bancorp, Inc. (the "Company") was incorporated on February
23, 1995 and on June 30, 1995 acquired all of the outstanding shares of common stock of First Federal Savings Bank of Champaign-Urbana, Illinois, (the "Bank") upon the Bank's conversion from a federally chartered mutual savings bank to a federally chartered stock savings bank (the "Conversion"). The Company purchased 100% of the outstanding capital stock of the Bank using 50% of the net proceeds from the Company's initial stock offering which was completed on June 30, 1995. The Company sold 2,052,750 shares of common stock in the initial offering at $10 per share. The Company began trading on The Nasdaq Stock Market on June 30, 1995 under the symbol "GTPS". On April 23, 2001, the Company began trading on the Nasdaq SmallCap Market under the symbol "GTPS." The move to the Nasdaq SmallCap Market resulted from having a public float below the required minimum of 750,000 shares.

   The Company's assets at December 31, 2001 consist primarily of the investment in the Bank of $10.3 million, multi-family real estate loans of $5.3 million, commercial real estate loans totaling $2.0 million, one-to-four-family mortgage loans of $231,000, commercial loans totaling $48,000 and cash and due from banks of $811,000. All loans were originated at the Bank and sold to the Company. Currently, other than investing in various securities, the Company does not transact any other material business except through its subsidiary, the Bank. Accordingly, the discussion in this Report addresses the Company's operations as they are conducted through the Bank.

Business of the Bank

   The Bank was originally chartered in 1908 and became a federally chartered mutual savings institution in 1938. Prior to changing its name to First Federal Savings Bank of Champaign-Urbana in January, 1995, the Bank operated as First Federal Savings and Loan Association of Champaign. The Bank's primary market area consists of Champaign County, Illinois, which includes the cities of Champaign and Urbana. The economy in the Bank's primary market area is predominantly related to the University of Illinois, medical and health care related businesses, a major food processing operation and agriculture. The Bank maintains three offices, two in Champaign and one in Urbana, and provides a full range of retail banking services at each office, with emphasis on one-to-four-family residential mortgage loans and consumer and commercial loans. At December 31, 2001, the Bank had total assets, liabilities and stockholders' equity of $160.7 million, $150.4 million, and $10.3 million, respectively.

   The Bank's principal business consists of the acceptance of retail deposits from the residents and small businesses surrounding its branch offices and the investment of those deposits, together with funds generated from operations, primarily in one-to-four-family residential mortgage loans.
The Bank also invests in multi-family mortgage loans, commercial real estate loans, construction loans, land development loans and commercial and consumer loans. The Bank, from time to time, originates loans for sale during certain designated periods and, to a lesser extent, may sell loans from its portfolio. At December 31, 2001, the Bank had $2.3 million in one-to-four-family mortgage loans classified as held for sale. The Bank retains virtually all the servicing rights of loans sold. At December 31, 2001, the Bank's gross loan portfolio totaled $138.9 million or 86.4% of total assets. In addition to its lending activities, the Bank also invests in U.S. Treasury and Agency securities, local municipal securities, and mortgage-backed securities. At December 31, 2001, the Bank's securities portfolio included only mortgage-backed securities designated as held-to-maturity and totaled $2.1 million. The Bank also had $500,000 invested in an overnight money market fund and $5.8 million invested in interest-bearing demand deposits at December 31, 2001.

   The Bank's revenues are derived principally from interest on its mortgage, consumer and commercial loans, and, to a lesser extent, interest and dividends on its securities. The Bank's primary sources of funds are deposits, principal and interest payments and principal prepayments on loans, and proceeds from Federal Home Loan Bank ("FHLB") advances.

Lending Activities

   General. Historically, the principal lending activity of the Company has been the origination of long-term fixed-rate mortgage loans for the purpose of constructing, financing or refinancing one-to-four-family residential properties. In recent years, the Company has also emphasized the origination of adjustable-rate and short-term fixed-rate mortgage loans, including both one-to-four-family and multi-family loans, and has also increased the origination of consumer loans, commercial and commercial real estate loans.

   Loan Portfolio Composition. The following table sets forth the composition of the consolidated loan portfolio in dollar amounts and in percentages of the respective portfolios at the dates indicated:



                                                  Amount of Loans Outstanding at
                                      ------------------------------------------------------
                                      December   December   December    December   December
                                      31, 2001   31, 2000   31, 1999    31,1998    31, 1997
                                      --------  ---------  ---------   ---------   ---------
                                                        (in thousands)
Real estate:
 One-to-four-family residential (1)  $  84,000   $ 77,001   $ 70,291   $ 66,694    $ 57,613
 Multi-family residential               19,775     19,750     18,492     16,956      18,174
 Commercial                             16,567     17,290     18,213     14,500      10,296
 Construction                            3,907      1,221      1,919      3,657       1,615
 Land                                       24        190        205        185         559
Commercial business                      9,553      6,569      7,747      9,435      11,967
Consumer                                12,620     11,599     11,564     11,245      12,088
                                       -------    -------    -------    -------     -------
   Total loans, gross                  146,446    133,620    128,431    122,672     112,312
 Allowance for loan losses              (1,040)      (889)      (703)      (925)       (497)
                                       -------    -------    -------    -------     -------
   Total loans, net                  $ 145,406  $ 132,731   $127,728   $121,747    $111,815
                                       =======    =======    =======    =======     =======

                                                 Percentage of Loans Outstanding at
                                     -------------------------------------------------------
                                      December   December   December   December    December
                                      31, 2001   31, 2000   31, 1999   31, 1998    31, 1997
                                      --------  ---------  ---------  ---------   ---------
Real estate:
 One-to-four-family                      57.36%     57.63%     54.74%     54.37%      51.30%
 Multi-family residential                13.50      14.78      14.40      13.82       16.18
 Commercial                              11.31      12.94      14.18      11.82        9.17
 Construction                             2.67        .91       1.49       2.98        1.44
 Land                                      .02        .14        .16        .15         .50
Commercial business                       6.52       4.92       6.03       7.69       10.66
Consumer                                  8.62       8.68       9.00       9.17       10.75
                                       -------     -------    -------    -------     -------
 Total loans                            100.00%    100.00%    100.00%    100.00%     100.00%
                                       =======     =======    =======    =======     =======

(1) Includes mortgage loans held for sale.




   At December 31, 2001, the Company had $2.34 million in one-to-four-family mortgage loans designated as held for sale. At that same date, 32.4% of total mortgage loans had adjustable interest rates, excluding consumer loans secured by second mortgages on real property.

   The types of loans that the Company may originate are subject to federal and state law and regulations. Interest rates charged on loans are affected by the demand for such loans and the supply of money available for lending purposes and the rates offered by competitors. These factors are, in turn, affected by, among other things, economic conditions, monetary policies of the federal government, including the Federal Reserve Board and legislative tax policies.

Loan Maturity

   The following table shows the maturity of consolidated loans at December
31, 2001, and includes principal repayments.  Principal repayments totaled
$41.9 million, $39.2 million and $34.6 million for the years ended December 31, 2001, 2000 and 1999. While future loan prepayment activity cannot be projected, management anticipates that in periods of stable interest rates, prepayment activity would be lower than prepayment activity experienced in periods of declining interest rates. In general, the Company originates adjustable and fixed-rate one-to-four-family loans with maturities from 15 to 30 years, multi-family loans with maturities from 10 to 20 years, adjustable-rate commercial real estate loans with maturities of 15 to 25 years, commercial loans with maturities of from 1 to 5 years, and consumer loans with maturities of 1 to 5 years.


                                                                    At December 31, 2001
                                                                       (in thousands)
                                    ------------------------------------------------------------------------------------------
                                     One- to    Multi-       Real                                                  Total
                                       Four-    Family      Estate                                                 Loans
                                    Family(1) Residential  Commercial Construction   Land  Commercial  Consumer  Receivable
                                    ------------------------------------------------------------------------------------------
     Amounts due:
      One year or less             $  4,467   $    351     $    899     $ 3,907     $  17   $ 6,075   $  3,738  $  19,454

     After one year:
       More than one year to
        three years                   7,365      1,367        2,113          --         7     1,635      3,210     15,697
      More than three years
        to five years                 6,625      1,160        4,025          --        --       661      4,740     17,211
      More than five years
        to 10 years                  16,400     15,241        3,159          --        --       572        745     36,117
      More than 10 years
        to 20 years                  30,563      1,656        6,123          --        --       579        145     39,066
      More than 20 years             18,580         --          248          --        --        31         42     18,901

                                     -----------------------------------------------------------------------------------------
         Total due after
          December 31, 2002          79,533     19,424       15,668          --         7     3,478      8,882    126,992
                                     -----------------------------------------------------------------------------------------
         Total loans, gross          84,000     19,775       16,567       3,907        24     9,553     12,620    146,446

      Allowance for loan losses        (166)      (163)        (136)        (32)       --      (221)      (322)    (1,040)
                                     -----------------------------------------------------------------------------------------
         Total loans, net          $ 83,834   $ 19,612     $ 16,431     $ 3,875     $  24   $ 9,332   $ 12,298  $ 145,406
                                     =========================================================================================


    (1)  Includes mortgage loans held for sale.


  The following table sets forth, at December 31, 2001, the dollar amount of gross loans receivable, contractually due after December 31, 2002, and whether such loans have fixed interest rates or adjustable interest rates.



                                            Due After December 31, 2002
                                      --------------------------------------
                                        Fixed       Adjustable        Total
                                      --------------------------------------
                                                  (in thousands)

Real estate:
 One-to-four-family residential (1)   $ 68,482       $ 11,051      $ 79,533
 Multi-family residential                6,376         13,048        19,424
 Commercial real estate                  2,096         13,572        15,668
 Construction                               --             --            --
 Land                                       --              7             7
Commercial business                      1,136          2,342         3,478
Consumer                                 8,882             --         8,882
                                        ------------------------------------
      Total loans                     $ 86,972       $ 40,020      $126,992
                                        ====================================


     (1)  Includes mortgage loans held for sale.

   Origination, Purchase, Sale and Servicing of Loans.   The Company's lending
activities are conducted primarily through its home office and two branch offices. The Company, from time to time, also sells mortgage loans that it originates during certain designated periods and sells loans from its portfolio and purchases participations in mortgage loans originated by other institutions. The Company has sold one-to-four-family mortgage loans during periods in which management believes market interest rates are not conducive to the Company holding such loans in its portfolio. Additionally, the Company may sell loans from its portfolio to, among other things, fund its commitments for loan sales when circumstances result in the Company's inability to close loans which have been committed for sale. Historically, the substantial majority of loans sold by the Company have been sold either to the Federal Home Loan Mortgage Corporation ("FHLMC") or to the Federal National Mortgage Association ("FNMA"). The determination to purchase participations in specific loans or pools of loans is based upon criteria substantially similar to the Company's underwriting policies which consider the financial condition of the borrower, the location of the underlying property and the appraised value of the property, among other factors.

   Mortgage loans held for sale are carried at the lower of cost or fair value, determined on an aggregate basis. Write-downs to fair value are recognized as a charge to earnings at the time the decline in value occurs. At the time of sale, the cash gain or loss on the sale of the loans is determined based on the difference between the net cash proceeds received and the carrying value of the loans sold. Mortgage servicing rights on loans sold are capitalized by allocating the total cost of the mortgage loans between the mortgage servicing rights and the loans based on their relative fair values. Capitalized servicing rights are amortized in proportion to and over the period of estimated servicing revenues.

   The following table sets forth consolidated loan originations, purchases, sales and principal repayments information for the periods indicated.

                                      Year Ended December 31,
                          ------------------------------------------------
                                 2001           2000            1999
                          ------------------------------------------------
                                           (in thousands)

Gross Loans (1)
Beginning balance           $ 133,620       $ 128,431       $ 122,672
 Loans originated:
  One-to-four-family           24,236          15,814          12,000
  Multi-family residential      1,422           3,699           3,315
  Commercial real estate        5,121           3,755           4,230
  Construction                  6,974           1,150           1,387
  Land                             --              --             154
  Commercial business          10,412          10,615           9,809
  Consumer                     11,889           9,403           9,448
                            ----------------------------------------------
   Total loans originated      60,054          44,436          40,343
                            ----------------------------------------------
   Total                      193,674         172,867         163,015

Less:
  Transfer to real
     estate owned                  --              --              --
  Principal repayments        (41,879)        (39,247)        (34,584)
  Sales of loans               (5,349)             --              --
                              --------------------------------------------
Total loans, gross          $ 146,446       $ 133,620       $ 128,431
                            ==============================================

     (1) Gross loans include loans receivable and mortgage loans held for sale, net of loan origination fees, deferred loan fees, and unamortized premiums and discounts.

   One-to-Four-Family Mortgage Lending. The Company offers both fixed rate and adjustable rate mortgage loans secured by one-to-four-family residences, primarily owner-occupied, located in the Company's primary market area, with maturities up to thirty years. Substantially all of such loans are secured by property located in Champaign County, Illinois. Loan originations are generally obtained from existing or past customers and members of the local community.

   At December 31, 2001, total consolidated gross loans outstanding, including mortgage loans held for sale were $146.4 million, of which $84.0 million or 57.4% were one-to-four-family residential mortgage loans. Of the one-to-four-family residential mortgage loans outstanding at that date, 84.9% were fixed-rate loans, and 15.1% were adjustable-rate mortgage loans. The interest rate for the majority of the Company's adjustable-rate mortgage loans adjusts periodically based upon a spread above the one year U.S. Treasury index. The Company currently offers a number of adjustable-rate mortgage loan programs with interest rates which adjust annually, either from the outset of the loan or after a 3, 5 or 7-year initial period in which the loan has a fixed rate. Such interest rate adjustments are limited to a 2% annual adjustment cap and a 6% life-of-the-loan cap.

   The origination of adjustable-rate residential mortgage loans, as opposed to fixed-rate residential mortgage loans, helps reduce the Company's exposure to increases in interest rates. However, adjustable-rate loans generally pose credit risks not inherent in fixed-rate loans, primarily because as interest rates rise, the underlying payments of the borrower rise, thereby increasing the potential for default. At the same time, the marketability of the underlying property may be adversely affected. Periodic and lifetime caps on adjustable-rate mortgage loans help to reduce these risks but also limit the interest rate sensitivity of such loans.

   The Company's policy is to originate one-to-four-family residential mortgage loans in amounts up to 80% of the lower of the appraised value or the selling price of the property securing the loan and up to 95% of the appraised value or selling price if private mortgage insurance is obtained. Mortgage loans originated by the Company generally include due-on-sale clauses which provide the Company with the contractual right to deem the loan immediately due and payable in the event the borrower transfers ownership of the property without the Company's consent. Due-on-sale clauses are an important means of adjusting the rates on the Company's fixed-rate mortgage loan portfolio and the Company has generally exercised its rights under these clauses.

   Multi-family Lending. The Company originates fixed and adjustable-rate multi-family residential mortgage loans generally secured by multiple unit apartment and university housing buildings located in the Company's primary market area. At December 31, 2001, the consolidated multi-family loan portfolio was $19.8 million, or 13.5% of total gross loans. In reaching its decision on whether to make a multi-family loan, management considers the qualifications of the borrower as well as the underlying property. The factors considered include: the net operating income of the mortgaged premises before debt service and depreciation; the debt service ratio (the ratio of net earnings to debt service); and the ratio of loan amount to appraised value. Pursuant to the Company's underwriting policies, an adjustable-rate multi-family mortgage loan may only be made in an amount up to 80% of the appraised value of the underlying property. In addition, the Company generally requires a debt service ratio of at least 1.2% and the personal guarantee of the borrower. Properties securing a loan are appraised by an independent appraiser and title insurance is required on all loans.

   When evaluating the qualifications of the borrower for a multi-family loan, management considers the financial resources and income level of the borrower, the borrower's experience in owning or managing similar property and the previous lending experience with the borrower. The Company's underwriting policies require that the borrower be able to demonstrate strong management skills and the ability to maintain the property from current rental income. The borrower should also present evidence of the ability to repay the mortgage and a history of making mortgage payments on a timely basis. In making its assessment of the creditworthiness of the borrower, management generally reviews the financial statements, employment and credit history of the borrower, as well as other related documentation. The largest multi-family loan at December 31, 2001 is a ten year fixed rate loan with an outstanding balance of $5.4 million which is secured by an apartment complex.

   Loans secured by apartment buildings and other multi-family residential properties generally involve larger principal amounts and a greater degree of risk than one-to-four-family residential mortgage loans. Because payments on loans secured by multi-family properties are often dependent on successful operation or management of the properties, repayment of such loans may be subject to a greater extent to adverse conditions in the real estate market or the economy. The Company seeks to minimize these risks through their underwriting policies, which require such loans to be qualified at origination on the basis of the property's income and debt coverage ratio. As part of its operating strategy, the Company intends to increase its multi-family lending in its primary market area.

   Commercial Real Estate Lending. The Company originates commercial real estate loans that are generally secured by properties used for business purposes such as small office buildings or a combination of residential and retail facilities located in the Company's primary market area. The Company's underwriting procedures provide that commercial real estate loans may generally be made in amounts up to 80% of the appraised value of the property, subject to the Company's current loans-to-one-borrower limit.

   These loans generally may be made with terms up to 25 years, fully amortized, and are generally offered at interest rates which adjust in accordance with the prime rate as reported in the Wall Street Journal. The Company's underwriting standards and procedures are similar to those applicable to its multi-family loans, whereby the Company considers the net operating income of the property and the borrower's expertise, credit history and profitability. The Company has generally required that the properties securing commercial real estate loans have debt service coverage ratios of at least 1.2% to 1.5%. The largest commercial real estate loan in the Company's portfolio at December 31, 2001, was a $1.6 million, five year fixed-rate, loan which was originated in December, 2000 and is secured by a multi-tenant commercial facility. At December 31, 2001, the consolidated commercial real estate loan portfolio totaled approximately $16.6 million or 11.3% of total consolidated gross loans. As part of its operating strategy, the Company intends to increase its commercial real estate lending in its primary market area.

   Loans secured by commercial real estate properties, like multi-family loans, usually involve larger principal amounts and, generally, the interest rate on these loans is initially fixed for between one and five years and adjusts between one and five years thereafter. The Company currently has no mortgage loans that are subject to negative amortization.

   Because payments on loans secured by commercial real estate properties are often dependent on successful operation or management of the properties, repayment of such loans may be subject to adverse conditions in the real estate market or the economy. The Company seeks to minimize these risks through its underwriting standards, which require such loans to be qualified on the basis of the property's income and debt service ratio.

   Construction and Land Development Lending. The Company originates loans for the acquisition and development of property to contractors and individuals in its primary market area. The Company has made construction loans primarily to finance the construction of one-to-four-family, owner-occupied residential properties and multi-family properties. These loans generally have maturities of one year or less. Loans for the construction of one-to-four-family residences may be made in amounts up to 80% of the appraised value of the property or up to 90% of the appraised value of the property with private mortgage insurance. Loans for the construction of commercial and multi-family properties may be made in amounts up to 80% of the appraised value of the property, subject to the Company's current limitation on loans-to-one-borrower.

   The Company generally requires personal guarantees and may require an irrevocable takeout commitment from a generally recognized lender for an amount equal to or greater than the amount of the loan. Loan proceeds are disbursed in increments as construction progresses and as inspections warrant. Land development loans are determined on an individual basis, but generally they do not exceed 70% of the actual cost or current appraised value of the property, whichever is less. The largest construction loan in the Company's portfolio at December 31, 2001 was a $1.5 million commercial construction loan originated in May 2001. The interest rate on the loan is fixed and the loan matures in September 2002. The loan is secured by the land and building for a church. At December 31, 2001, the consolidated total of construction and land development loans was $3.9 million, which amounted to 2.7% of the consolidated total loan portfolio.

   Construction and land development financing is generally considered to involve a higher degree of credit risk than long-term financing on improved, owner-occupied real estate. Risk of loss on a construction loan is dependent largely upon the accuracy of the initial estimate of the property's value at completion of construction or development compared to the estimated cost (including interest) of construction. If the estimate of value proves to be inaccurate, the Company may be confronted with a project, when completed, having a value which is insufficient to assure full repayment.

   Commercial Lending. The Company also offers secured and unsecured commercial business loans. At December 31, 2001, consolidated commercial business loans totaled $9.5 million, or 6.5% of the total loan portfolio. Commercial business loans consist of credit lines to support fluctuations in accounts receivable and inventory, conventional term loans, including both "owner-occupied" and "investment" real estate loans, working capital loans, business acquisition loans and small business loans. The Company's policy is to generally make fixed-rate and variable rate commercial loans with terms of from 1 to 5 years. In making commercial loans, management considers primarily the value of the collateral if the loan is secured, the financial history and resources of the borrower, the borrower's ability to repay the loan out of net operating income and the lending history with the borrower. The Company's policy has been generally to require the personal guarantee of all principal shareholders or partners for loans to corporations or partnerships, and an annual personal financial statement from all guarantors. The largest commercial loan or commercial credit relationship consisted of a variable rate commercial loan which totaled $1.0 million at December 31, 2001, and was secured by inventory and an assignment of equipment leases.

   As part of its overall strategy, management intends to increase the level of commercial lending in the primary market area. Unsecured commercial business lending is generally considered to involve a higher degree of risk than secured commercial and real estate lending. Risk of loss on an unsecured commercial business loan is dependent largely on the borrower's ability to remain financially able to repay the loan out of ongoing operations. If management's estimate of the borrower's financial ability is inaccurate, the Company may be confronted with a loss of principal on the loan.

   Consumer Lending. The Company has developed a consumer loan program to offer loans on a short term basis, generally up to five years, thereby reducing its interest rate risk exposure. The Company's portfolio of consumer loans includes a combination of automobile, marine, home improvement, recreation, home equity loans, credit cards loans and overdraft protection loans. As of December 31, 2001, the Company's consumer loans amounted to $12.6 million or 8.6% of the total loan portfolio. Consumer loans are generally originated in the Company's primary market area and generally have maturities of one to five years. Consumer loans may be collateralized by personal property or secondary encumbrances on real estate. Unsecured consumer loans are generally made with a maximum maturity of 48 months.

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

   Consumer loans entail greater risks than one-to-four-family residential mortgage loans, particularly consumer loans that are secured by rapidly depreciable assets such as automobiles or that are unsecured. In such cases, repossessed collateral for a defaulted loan may not provide an adequate source of repayment of the outstanding loan balance, since there is a greater likelihood of damage, loss or depreciation of the underlying collateral. Further, consumer loan collections are dependent on the borrower's continuing financial stability, and therefore are more likely to be adversely affected by job loss, divorce, illness or personal bankruptcy. Finally, the application of various federal and state laws, including federal bankruptcy and insolvency laws, may limit the amount which can be recovered on such loans in the event of a default. At December 31, 2001, the Company had three consumer loans 90 days or more delinquent, totaling $50,000. As part of its operating strategy, the Company intends to increase the level of its consumer lending in its primary market area.

   Loan Approval Procedures and Authority. The Board of Directors authorizes the lending activities of the Company and establishes the lending policies.
The Board of Directors has authorized the following persons to approve loans up to the amounts indicated: Loans in the amount of $150,000 for secured loans and $75,000 for unsecured loans may be approved by the President or Senior Vice President of Lending. Other lending personnel have smaller approved lending authority. One-to-four-family residential mortgage loans in an amount not exceeding the maximum amount saleable to the secondary market (such amount currently is $300,700) may be approved by specified officers within the lending department. All other loan commitments or renewals in excess of the maximum amount saleable to the secondary market must be referred to and approved by the Company's Loan Committee, which is made up of three directors, the President and the Senior Vice President of Lending.

   For all loans originated, upon receipt of a completed loan application from a prospective borrower, a credit report is ordered and certain other information is verified by an independent credit agency. If necessary, additional financial information may be required. An appraisal of real estate intended to secure a proposed loan generally is required to be performed by an appraiser designated and approved by the Company. For proposed mortgage loans, the Board of Directors annually approves independent appraisers to be used and approves the appraisal policy. The Company's policy is to obtain title and hazard insurance on all mortgage loans. If private mortgage insurance is required, the borrower will be required to make payments to a mortgage impound account from which the Company makes disbursements for property taxes and mortgage insurance.

   Loan Servicing. The Company also services mortgage loans for others. Loan servicing includes collecting and remitting loan payments, accounting for principal and interest, making inspections as required of mortgaged premises, contacting delinquent mortgagors, supervising foreclosures and property dispositions in the event of unremedied defaults, making certain insurance and tax payments on behalf of the borrowers and generally administering the loans. At December 31, 2001 the Company was servicing $9.1 million of loans for others.

   Delinquencies and Classified Assets.  Management and the Board of
Directors perform a monthly review of all delinquent loans. The procedures taken by management with respect to delinquencies vary depending on the nature of the loan and period of delinquency. The Company generally requires that delinquent mortgage loans be reviewed and that a written late charge notice be mailed no later than the 15th day of delinquency. The Company's policies provide that telephone contact will be attempted to ascertain the reasons for delinquency and the prospects of repayment. When contact is made with the borrower at any time prior to foreclosure, management will attempt to obtain full payment or work out a repayment schedule with the borrower to avoid foreclosure. It is the general policy to continue to accrue interest on all loans which are past due unless ultimate collection of principal and interest is in doubt. Property acquired as a result of foreclosure on a mortgage loan is classified as "real estate owned", and is recorded at the lower of the unpaid principal balance or fair value less costs to sell at the date of acquisition and thereafter. Upon foreclosure, it is the Company's policy generally to require an appraisal of the property and, thereafter, appraisal of the property on an annual basis and external inspections on at least a quarterly basis.

   Federal regulations and the Company's Classification of Assets Policy require that the Company utilize an internal asset classification system as a means of reporting non-performing and potential problem assets. The Company has incorporated the asset classifications used by the Office of Thrift Supervision ("OTS"), the Company's primary regulator, as part of its credit monitoring system. The Company currently classifies non-performing and potential problem assets as "Substandard," "Doubtful" or "Loss" assets. An asset is considered Substandard if it is inadequately protected by the current net worth and paying capacity of the obligor or of the collateral pledged, if any. Substandard assets include those characterized by the distinct possibility that the insured institution will sustain "some loss" if the deficiencies are not corrected. Assets classified as Doubtful have all of the weaknesses inherent in those classified Substandard with the added characteristic that the weaknesses present make collection or liquidation in full, on the basis of currently existing facts, conditions and values, highly questionable and improbable. Assets classified as Loss are those considered uncollectible and of such little value that their continuance as assets without the establishment of a specific loss reserve is not warranted. Assets which do not currently expose the insured institution to sufficient risk to warrant classification in one of the aforementioned categories but possess weaknesses are required to be designated "Watch."

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

   A savings institution's determination as to the classification of its assets and the amount of its valuation allowances is subject to review by the OTS, which can order the establishment of additional general or specific loss allowances. The OTS, in conjunction with the other federal banking agencies, adopted an interagency policy statement on the allowance for loan and lease losses. The policy statement provides guidance for financial institutions on both the responsibilities of management for the assessment and establishment of adequate allowances and guidance for banking agency examiners to use in determining the adequacy of general valuation guidelines. Generally, the policy statement recommends that institutions have effective systems and controls to identify, monitor and address asset quality problems; that management has analyzed all significant factors that affect the collectibility of the portfolio in a reasonable manner; and that management has established acceptable allowance evaluation processes that meet the objectives set forth in the policy statement. As a result of declines in local and regional real estate market values and significant losses experienced by many financial institutions, there has been a greater level of scrutiny by regulatory authorities of the loan portfolios of financial institutions undertaken as part of the examination of institutions by the OTS and the Federal Deposit Insurance Corporation ("FDIC"). While the Company believes that it has established an adequate allowance for loan losses, there can be no assurance that regulators, in reviewing the Company's loan portfolio, will not request the Company to materially increase at that time its allowance for loan losses, thereby negatively affecting the Company's financial condition and earnings at that time. Although management believes that, based on information currently available, adequate specific and general loan loss allowances have been established, actual losses are dependent upon future events and, as such, further additions to the level of specific and general loan loss allowances may become necessary.

   The Company's Loan Committee reviews and classifies the Company's loans on a monthly basis and reports the results of its reviews to the Board of Directors. The Company classifies loans in accordance with the management guidelines described above. At December 31, 2001, the Company had no other real estate as a result of foreclosure, which is generally classified as Substandard. At December 31, 2001, the Company had $787,000 in assets classified as Watch, $38,000 classified as Substandard, $9,000 classified as Doubtful, and zero classified as Loss.

   The following table sets forth delinquencies in the Company's loan portfolio as of the dates indicated



                                              At December 31, 2001                        At December 31, 2000
                                   --------------------------------------------------------------------------------------
                                         60-89 Days          90 Days or More        60-89 Days        90 Days or More
                                   --------------------------------------------------------------------------------------
                                               Principal             Principal            Principal             Principal
                                     Number     Balance    Number     Balance   Number     Balance    Number     Balance
                                    of Loans   of Loans   of Loans   of Loans  of Loans   of Loans   of Loans   of Loans
                                   --------------------------------------------------------------------------------------
                                                                     (dollars in thousands)
 One-to-four-family residential          4      $ 130         4      $   337        4        $ 273        3     $    48
 Multi-family residential               --         --        --           --       --           --       --          --
 Commercial real estate                 --         --        --           --       --           --       --          --
 Construction and land                  --         --        --           --       --           --       --          --
 Commercial business                     1         12        --           --       --           --        1         259
 Consumer                                3         44         3           50        1           10       --          --
                                   --------------------------------------------------------------------------------------
    Total                                8      $ 186         7      $   387        5        $ 283        4     $   307
 Delinquent loans to total         ======================================================================================
    gross loans                                  0.13%                  0.26%                 0.21%                0.23%
                                   ======================================================================================
                                                                                      At December 31, 1999
                                                                       -------------------------------------------------
                                                                            60-89 Days                90 Days or More
                                                                       -------------------------------------------------
                                                                                   Principal                   Principal
                                                                         Number     Balance       Number        Balance
                                                                        of Loans   of Loans      of Loans      of Loans
                                                                       -------------------------------------------------
                                                                                     (dollars in thousands)
 One-to-four-family residential                                             3       $  41            4       $     92
 Multi-family residential                                                  --          --           --             --
 Commercial real estate                                                    --          --           --             --
 Construction and land                                                     --          --           --             --
 Commercial business                                                       --          --            1            375
 Consumer                                                                   1           1            1              1
                                                                       -------------------------------------------------
    Total                                                                   4       $  42            6       $    468
 Delinquent loans to total                                             =================================================
    gross loans                                                                      0.03%                       0.36%
                                                                       =================================================


   Nonaccrual and Past Due Loans. The following table sets forth information regarding loans contractually past due 90 days or more. At December 31, 2001, there were no troubled-debt restructured loans within the meaning of Statement of Financial Accounting Standards No. 15, no foreclosed properties classified as real estate owned and no loans on nonaccrual. At December 31, 2001, there were seven accruing loans past due 90 days or more. The Company continues to accrue interest on loans which are past due unless ultimate collection of all principal and interest is in doubt.


                                                   -----------------------------------------------------------------
                                                     Dec 31,       Dec 31,      Dec 31,       Dec 31,      Dec 31,
                                                       2001          2000         1999          1998         1997
                                                   -----------------------------------------------------------------
                                                                         (dollars in thousands)
 Loans contractually past due 90 days or more       $   387       $   307      $   468        $1,472        $  392
                                                   =================================================================
 Allowance for loan losses as a percent
   of loans (1)                                        0.71%         0.67%        0.55%         0.75%         0.44%
 Allowance for loan losses as a percent of
   non-performing loans                              268.73%       289.58%      150.21%        62.84%       126.79%
 Non-performing loans as a percent of loans (1)        0.26%         0.23%        0.36%         1.20%         0.35%
 Non-performing assets as a percent of total
   assets                                              0.23%         0.19%        0.30%         0.94%         0.28%


 ---------------------------
    (1)  Loans include gross loans and mortgage loans held for sale less loans in process, undisbursed loan proceeds and deferred loan origination fees and discounts.




   Allowance for Loan Losses. The allowance for loan losses is established through a provision for loan losses based on management's evaluation of the risks inherent in the loan portfolio and the general economy. The allowance for loan losses is maintained at an amount management considers adequate to cover estimated losses in loans receivable which are deemed probable and can be estimated based on information available to management at such time.
While management believes the allowance for loan losses is sufficient to cover losses inherent in its loan portfolio at this time, no assurances can be given that the level of the allowance for loan losses will be sufficient to cover future loan losses incurred or that future adjustments to the allowance for loan losses will not be necessary if economic and other conditions differ substantially from the economic and other conditions used by management to determine the current level of the allowance for loan losses. The allowance is based upon a number of factors, including asset classifications, economic trends, industry experience and trends, industry and geographic concentrations, estimated collateral values, management's assessments of the credit risk inherent in the portfolio, historical loan loss experience, and the Company's underwriting policies. As of December 31, 2001 and 2000, the allowance for loan losses was 0.71% and 0.67%, respectively, of total loans. Management will continue to monitor and modify the allowance for loan losses as conditions dictate. Various regulatory agencies, as an integral part of their examination process, periodically review the allowance for loan losses. These agencies may require additional valuation allowances, based on their judgments of the information available at the time of the examination.

   It is the policy of the Company to charge off consumer loans when it is determined that they are no longer collectible. The policy for loans secured by real estate, which comprise the bulk of the loan portfolio, is to establish loss reserves in accordance with the loan classification process, based on generally accepted accounting practices. It is the Company's policy to obtain an appraisal on all real estate acquired through foreclosure at the time of foreclosure.

   The following table sets forth activity in the allowance for loan losses for the periods set forth in the table.


                                          ---------------------------------------------------------------
                                              Dec 31,      Dec 31,       Dec 31,    Dec 31,    Dec 31,
                                               2001         2000          1999       1998       1997
                                          ---------------------------------------------------------------
                                                                (Dollars in thousands)
 Balance at beginning of year               $   889        $ 703         $ 925      $ 497       $ 374
 Provision for loan losses                      162          300           573        456         156
 Charge-offs:
   One-to-four-family residential                --           --            --         --          --
   Multi-family residential                      --           --            --         --          --
   Commercial real estate                        --           --            --         --          --
   Construction and land                         --           --            --         --          --
   Commercial business                           12          116           800         --          20
   Consumer                                       7           15             1         36          18
                                           --------------------------------------------------------------
    Total charge-offs                            19          131           801         36          38
                                           --------------------------------------------------------------
 Recoveries:
   One-to-four-family residential                --           --            --         --          --
   Multi-family residential                      --           --            --         --          --
   Commercial real estate                        --           --            --         --          --
   Construction and land                         --           --            --         --          --
   Commercial business                            7            2             5          6          --
   Consumer                                       1           15             1          2           5
                                           --------------------------------------------------------------
    Total recoveries                              8           17             6          8           5
                                           --------------------------------------------------------------
 Net charge-offs                                 11          114           795         28          33
                                           --------------------------------------------------------------
 Balance at end of period                   $ 1,040        $ 889         $ 703      $ 925       $ 497
                                           ==============================================================
 Ratio of net charge-offs during the
   period to average loans outstanding
   during the period                           0.01%        0.09%         0.63%      0.02%       0.03%
                                           ==============================================================



   The following table sets forth the breakdown of the allowance for loan losses by loan category at the dates indicated.


                             -------------------------------------------------------------------------------------
                                       Amount of Allowance and Percentage of Allowance to Total Allowance
                             -------------------------------------------------------------------------------------
                               Dec 31, 2001     Dec 31, 2000     Dec 31, 1999     Dec 31, 1998     Dec 31, 1997
                              --------------   --------------   --------------   --------------    --------------
                              Amount Percent   Amount Percent   Amount Percent   Amount Percent    Amount Percent
                              ------ -------   ------ -------   ------ -------   ------ -------    ------ -------
                                                            (dollars in thousands)
 One-to four-
   family residential        $  166   15.96%   $ 166   18.67%   $  74   10.53%   $  73    7.89%    $  64   12.88%
 Multi-family residential       163   15.67      155   17.44       20    2.84       18    1.95        20    4.02
 Commercial real estate         136   13.08      164   18.45       19    2.70       16    1.73        11    2.21
 Construction and land           32    3.08       13    1.46        2    0.28        4    0.43         4    0.81
 Commercial business            221   21.25       77    8.66      321   45.67      571   61.73       194   39.03
 Consumer                       322   30.96      314   35.32      267   37.98      243   26.27       204   41.05
                             -----------------------------------------------------------------------------------
                             $1,040  100.00%   $ 889  100.00%   $ 703  100.00%   $ 925  100.00%    $ 497  100.00%
                             ====================================================================================





Investment Activities

   Federally chartered savings institutions have the authority to invest in various types of liquid assets, including U.S. Treasury and Agency obligations, mortgage-backed and other securities of various federal agencies, FHLB term deposits, certificates of deposit of insured banks and savings institutions, bankers' acceptances, repurchase agreements and federal funds. Subject to various restrictions, federally chartered savings institutions may also invest their assets in commercial paper, investment-grade corporate debt securities and mutual funds whose assets conform to the investments that a federally chartered savings institution is otherwise authorized to make directly. Additionally, the Bank must maintain minimum levels of investments that qualify as liquid assets under OTS regulations. Historically, the Bank has maintained liquid assets above the minimum OTS requirements and at a level considered to be adequate to meet its normal daily activities.

   The Company's investment policy, as established by the Board of Directors, attempts to provide and maintain liquidity, generate a favorable return on investments without incurring undue interest rate and credit risk and complement lending activities. The investment policy generally limits investments to government and federal agency-backed securities and other non-government guaranteed securities, including corporate debt obligations, that are investment grade. The investment policy provides authority to invest in U.S. Treasury and U.S. Government guaranteed securities, securities backed by federal agencies such as the Government National Mortgage Association ("GNMA") and the Federal National Mortgage Association ("FNMA"), FHLMC and the Federal Farm Credit Bureau with maximum maturities of 10 years, mortgage-backed securities with a maximum term of 30 years which are backed by federal agency securities, obligations of state and political subdivisions with at least an "A" rating, term deposits purchased through the FHLB and securities issued by mutual funds which invest in securities consistent with the Company's allocable investments. The policy generally limits investments in each category to the lesser of $5,000,000 or 50% of the Company's or Bank's equity. The investment policies provide that the President is authorized to execute all transactions within specified limits which are reviewed by the Board of Directors on a monthly basis. From time to time the Board of Directors may authorize the President to exceed the policy limitations. The Company's Asset/Liability Committee monitors compliance with the investment policies and generally meets on a quarterly basis.

   At December 31, 2001, the Company had $2.1 million in investment securities all classified as held-to-maturity and consisted of $1.3 million in GNMA mortgage-backed securities and $800,000 in FNMA mortgage-backed securities.

   The following table sets forth certain information regarding the carrying value, weighted average yields and contractual maturities of the Company's short-term investments and securities as of December 31, 2001. Expected maturities of mortgage-backed securities will differ from contractual maturities due to scheduled repayments and because borrowers may have the right to call or prepay obligations with or without prepayment penalties.


                                                       At December 31, 2001
                          -------------------------------------------------------------------------------------------------------
                                                  More than One          More than Five        More than Ten
                            One Year or Less    Year to Five Years     Years to Ten Years         Years               Total
                          -------------------------------------------------------------------------------------------------------
                                     Weighted              Weighted              Weighted             Weighted             Weighted
                           Carrying   Average    Carrying   Average    Carrying   Average    Carrying  Average    Carrying  Average
                             Value     Yield       Value     Yield      Value      Yield      Value     Yield      Value    Yield
                          -------------------------------------------------------------------------------------------------------
                                                         (dollars in thousands)
Federated Liquid Cash
  Fund                    $    500     1.67%    $     --       --%    $    --       --%     $    --      --%    $    500     1.67%
                          =========================================================================================================
Securities:
 Held to maturity:
  Mortgage-Backed
   Securities                   --       --%    $     --       --%    $    --       --%     $ 2,056    6.81%    $  2,056     6.81%
                          -------------------------------------------------------------------------------------------------------
      Total securities    $     --       --%    $     --       --%    $    --       --%     $ 2,056    6.81%    $  2,056     6.81%
                          =========================================================================================================



Deposit Activities and Other Sources of Funds

   General. Deposits, loan repayments and prepayments, proceeds from sales of loans, cash flows generated from operations and FHLB advances are the primary sources of the Company's funds for use in lending, investing and for other general purposes.

   Deposits. The Company offers a variety of deposit accounts with a range of interest rates and terms. For the fiscal year ended December 31, 2001, average certificates of deposit were $71.0 million and were 57.7% of total average deposits of $123.0 million. Average deposits were $122.9 million for the year ended December 31, 2000. The flow of deposits is influenced significantly by general economic conditions, changes in money market rates, prevailing interest rates and competition. The Company's deposits are obtained predominately from the areas in which its branch offices are located. The Company relies primarily on customer service and long-standing relationships with customers to attract and retain these deposits; however, market interest rates and rates offered by competing financial institutions significantly affect the Company's ability to attract and retain deposits. From time to time, the Company solicits certificate accounts in excess of $100,000.

   The Company's current deposit products include savings, demand deposits, NOW accounts, money market and certificate of deposit accounts ranging in terms from thirty days to eight years. Included in the Company's certificate of deposit accounts are certificates of deposit with balances in excess of $100,000, and Individual Retirement Accounts ("IRAs").

   Deposits are obtained primarily from residents of Champaign County, Illinois. The Company seeks to attract deposit accounts by offering a variety of products, competitive rates and convenient locations and service hours.
The Company uses traditional methods of advertising to attract new customers and deposits, including radio and print media advertising. The Company does not generally advertise outside of its market area or utilize the services of deposit brokers. Management believes that an insignificant number of deposit accounts are held by nonresidents of the Company's primary market area.

   The Company sets interest rates on its deposits on a weekly basis, based upon a number of factors including: the previous week's deposit flow; a current survey of a selected group of competitors' rates for similar products; external data which may influence interest rates; investment opportunities and loan demand; and scheduled maturities.

   At December 31, 2001, the Company had $10.9 million in certificate accounts in amounts of $100,000 or more maturing as follows:

                                                  Amount         Weighted
      Maturity Period                         (in thousands)   Average Rate
     ----------------                             -------      ------------
Three months or less                              $ 2,914         5.05%
Over three through six months                       2,324         4.78%
Over six months through 12 months                   3,504         4.34%
Over 12 months                                      2,137         6.05%
                                                  -------
 Total                                           $ 10,879         4.96%
                                                  ========================


   The following table sets forth the distribution of the Company's average deposit accounts for the periods indicated and the weighted average interest rates on each category presented.



                               ---------------------------------------------------------------------------------------------------
                                     December 31, 2001                 December 31, 2000                December 31, 1999
                               ---------------------------------------------------------------------------------------------------
                                           Percent                           Percent                           Percent
                                           of Total   Weighted               of Total   Weighted               of Total   Weighted
                                Average    Average    Average     Average    Average    Average     Average    Average    Average
                                Balance    Deposits     Rate      Balance    Deposits     Rate      Balance    Deposits    Rate
                                -------    ---------  --------    --------   ---------  --------    -------    --------  --------
                                                                      (dollars in thousands)
 Money market deposits         $ 10,949       8.90%      3.19%    $  9,946     8.16%     3.33%     $  8,783      7.19%      3.03%
 Passbook deposits               14,133      11.49       1.97       14,441    11.85      2.00        15,141     12.40       2.01
 NOW and other demand deposits   16,545      13.45       1.37       15,907    13.05      1.49        15,432     12.64       1.49
 Non-interest bearing deposits   10,367       8.43       0.00        8,979     7.36      0.00         7,552      6.18       0.00
                                -------     ------                  ------   ------                 -------    ------
    Total                        51,994      42.28       1.64%      49,273    40.42      1.74%       46,908     38.41       1.71%
                                -------     ------       ====       ------   ------      ====       -------    ------       ====
 Certificates accounts
   Three months or less             271        .22       3.32%         241      .20      3.53%          347       .28       3.55%
   Over three through six months 14,947      12.15       5.09       13,976    11.47      5.32        20,260     16.59       4.93
   Over six through 12 months     9,348       7.60       5.30       10,618     8.71      5.39        13,280     10.87       4.94
   Over one to three years       35,665      29.00       5.91       35,456    29.09      5.81        28,589     23.41       5.54
   Over three to five years       5,496       4.47       5.82        7,041     5.77      6.02         7,176      5.88       6.04
   Over five to ten years         5,257       4.28       6.62        5,288     4.34      6.68         5,572      4.56       6.68
                                -------     ------                 -------   ------                 -------    ------
    Total certificates           70,984      57.72       5.69%      72,620    59.58      5.73%       75,224     61.59       5.39%
                                -------     ------       ====      -------   ------      ====       -------    ------       ====
    Total average deposits     $122,978     100.00%               $121,893   100.00%               $122,132    100.00%
                                =======     ======                 =======   ======                 =======    ======



   The following table presents, by various categories, the amount of certificate accounts outstanding at the dates indicated and the periods to maturity of the certificate accounts outstanding at December 31, 2001.


                               Period to Maturity from December 31, 2001
                          ------------------------------------------------------------
                                                                                           At         At         At
                          Less than     One to       Two to      Three to    Over Four   Dec 31,    Dec 31,    Dec 31,
                           One Year   Two Years   Three Years   Four Years     Years      2001       2000       1999
                          ---------   ---------   -----------   ----------   ---------   ------     ------     ------
                                                        (in thousands)
 Certificate accounts:
   0 to 3.00%              $ 7,726    $   382       $    --       $    --     $    --   $ 8,108    $    --    $    --
   3.01% to 4.00%            9,154      2,298           378           266          12    12,108        220        303
   4.01% to 5.00%            7,609      2,533           625           633         194    11,594      6,772     27,621
   5.01% to 6.00%           11,686      5,449           614           736         535    19,020     22,179     27,055
   6.01% to 7.00%           11,546      1,785         2,090         2,033         876    18,330     40,471     19,254
   7.01% to 8.00%               --         --           190            --          --       190      1,706        100
                           ------------------------------------------------------------------------------------------
    Total                  $47,721    $12,447       $ 3,897       $ 3,668     $ 1,617   $69,350    $71,348    $74,333
                           ===========================================================================================



   At December 31, 2001, the Company had $20.5 million in advances from the FHLB and had no other borrowings. The Company may obtain advances from the FHLB as part of its operating strategy. The maximum amount that the FHLB will advance to member institutions, including the Company, fluctuates from time to time in accordance with the policies of the OTS and the FHLB.

   The following schedule presents FHLB advances at December 31, 2001 by maturity date:


    Date                  Fixed                          Next
     of        Interest     or        Maturity           Call        Amount
   Advance       Rate    Variable       Date             Date    (in thousands)
-----------------------------------------------------------------------------
May       2001   4.40%    Fixed    February  2002     non callable   $  2,000
December  2000   5.97     Fixed    June      2002     non callable      1,000
October   2000   6.00    Variable  October   2002     non callable      3,000
March     2001   4.48     Fixed    March     2006    March     2002     1,500
October   1998   4.30     Fixed    October   2008    January   2002     5,000
January   2001   4.55     Fixed    January   2011    January   2002     5,000
September 2001   3.80     Fixed    September 2011    September 2004     3,000
                                                                     --------
                                                                     $ 20,500
                                                                     ========

At December 31, 2000, the Company had $14.0 million in advances from the FHLB and had no other borrowings. FHLB advances at December 31, 2000 was comprised of the following:

    Date                  Fixed                          Next
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
                                                                     --------
                                                                     $ 14,000
                                                                     ========

   The following table sets forth certain information regarding the Company's borrowed funds at or for the periods ended on the dates indicated:




                                                                   At or for the Year Ended:

                                          December 31, 2001            December 31, 2000              December 31, 1999
                                         -------------------          -------------------            ------------------
                                                                    (Dollars in thousands)

 Loans sold under repurchase agreement:
   Average balance outstanding                  $    --                     $    --                       $ 1,422
                                                =======                     =======                        ======
   Maximum amount outstanding at any
    month-end during the period                 $    --                     $    --                       $ 2,500
                                                =======                     =======                       =======
   Balance outstanding at end of period         $    --                     $    --                       $    --
                                                =======                     =======                       =======
   Weighted average interest rate
    during the period                                --%                        --%                         6.19%
                                                =======                     =======                       =======
   Weighted average interest rate
    at end of period                                 --%                        --%                           --%
                                                =======                     =======                       =======


 FHLB advances:
   Average balance outstanding                  $19,061                     $10,341                       $ 7,234
                                                =======                     =======                       =======
   Maximum amount outstanding at any
    month-end during the period                 $23,000                     $14,000                       $ 8,000
                                                =======                     =======                       =======
   Balance outstanding at end of period         $20,500                     $14,000                       $ 8,000
                                                =======                     =======                       =======
   Weighted average interest rate
    during the period                              4.87%                      5.36%                         4.69%
                                                =======                     =======                       =======
   Weighted average interest rate
    at end of period                               4.64%                      5.79%                         4.70%
                                                =======                     =======                       =======
</TABLE

Competition

   The Company faces significant competition both in making loans and in attracting deposits. The Company's competitors are the financial institutions operating in its primary market area, many of which are significantly larger and have greater financial resources than the Company.
The Company's competition for loans comes principally from commercial banks, savings and loan associations, mortgage banking companies, credit unions and insurance companies. Its most direct competition for deposits has historically come from savings and loan associations and commercial banks.
In addition, the Company faces increasing competition for deposits from nonbank institutions such as brokerage firms and insurance companies in such areas as short-term money market funds, corporate and government securities funds, mutual funds and annuities. Competition may also increase as a result of the lifting of restrictions on the interstate operations of financial institutions.

   The Company serves its market area with a variety of residential loan products and other retail financial services. Management considers the Company's reputation for financial strength and competitive deposit and loan products as its major competitive advantage in attracting and retaining customers in its market area.

Personnel

   As of December 31, 2001, the Company, including the Bank and PASC, had 59 full-time employees and 28 part-time employees. The employees are not represented by a collective bargaining unit, and the Company considers its relationship with its employees to be good.


                  INFORMATION REGARDING SUBSIDIARY ACTIVITIES

Description of Business

   The Bank's wholly-owned subsidiary, PASC, is currently engaged on an agency basis in brokerage services through a third-party broker dealer, Scout
Brokerage Services, Inc. and in the sale of tax-deferred annuity products, primarily to customers of the Bank and members of the local community. In
September 1997, PASC formed the GTPS Insurance Agency ("Agency") to provide insurance related products to customers. The Agency sells a variety of insurance products to both individuals and businesses, including life, health, automobile, property and casualty insurance. The revenue generated by PASC is dependent upon maintaining relationships with the current insurance and brokerage providers. As of December 31, 2001 and 2000, PASC had total assets of $968,000 and $888,000, respectively. For the year ended
December 31, 2001, PASC had total revenues of $1,239,000 which was 8.9% of total consolidated revenues (prior to the elimination on a consolidated basis of inter-company transactions) and net income of $178,000, which was 14.8% of total consolidated net income. For the year ended December 31, 2000, PASC had total revenues of $908,000 which was 7.0% of total consolidated revenues
(prior to the elimination on a consolidated basis of inter-company transactions) and net income of $131,000, which was 13.3% of total consolidated net income.




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

                        REGULATION AND SUPERVISION

General

	As a savings and loan holding company, the Company is required by federal law to file reports with, and otherwise comply with, the rules and regulations of the Office of Thrift Supervision. The Bank is subject to extensive regulation, examination and supervision by the Office of Thrift
Supervision, as its primary federal regulator, and the Federal Deposit
Insurance Corporation, as the deposit insurer. The Bank is a member of the Federal Home Loan Bank System and, with respect to deposit insurance, of the Savings Association Insurance Fund managed by the Federal Deposit Insurance
Corporation.  The Bank must file reports with the Office of Thrift
Supervision and the Federal Deposit Insurance Corporation concerning its activities and financial condition in addition to obtaining regulatory approvals prior to entering into certain transactions such as mergers with, or acquisitions of, other savings institutions. The Office of Thrift
Supervision and/or the Federal Deposit Insurance Corporation conduct periodic examinations to test the Bank's safety and soundness and compliance with various regulatory requirements. This regulation and supervision establishes a comprehensive framework of activities in which an institution can engage and is intended primarily for the protection of the insurance fund and depositors. The regulatory structure also gives the regulatory authorities extensive discretion in connection with their supervisory and enforcement activities and examination policies, including policies with respect to the classification of assets and the establishment of adequate loan loss reserves for regulatory purposes. Any change in such regulatory requirements and policies, whether by the Office of Thrift Supervision, the Federal Deposit
Insurance Corporation or Congress, could have a material adverse impact on the Company, the Bank and their operations. Certain of the regulatory requirements applicable to the Bank and to the Company are referred to below or elsewhere herein. The description of statutory provisions and regulations applicable to savings institutions and their holding companies set forth in this Form 10-KSB does not purport to be a complete description of such statutes and regulations and their effects on the Bank and the Company.

Holding Company Regulation

	The Company is a nondiversified unitary savings and loan holding company within the meaning of federal law. Under prior law, a unitary savings and loan holding company, such as the Company, was not generally restricted as to the types of business activities in which it may engage, provided that the Bank continued to be a qualified thrift lender. See
"Federal Savings Institution Regulation - QTL Test."  The Gramm-Leach-Bliley
Act of 1999 provides that no company may acquire control of a savings association after May 4, 1999 unless it engages only in the financial activities permitted for financial holding companies under the law or for multiple savings and loan holding companies as described below. Further, the Gramm-Leach-Bliley Act specifies that existing savings and loan holding companies may only engage in such activities. The Gramm-Leach-Bliley Act, however, grandfathered the unrestricted authority for activities with respect to unitary savings and loan holding companies existing prior to May 4, 1999, so long as the Bank continues to comply with the QTL Test. The Company does qualify for the grandfathering. Upon any non-supervisory acquisition by the Company of another savings institution or savings bank that meets the qualified thrift lender test and is deemed to be a savings institution by the Office of Thrift Supervision, the Company would become a multiple savings and loan holding company (if the acquired institution is held as a separate subsidiary) and would generally be limited to activities permissible for bank holding companies under Section 4(c)(8) of the Bank Holding Company Act, subject to the prior approval of the Office of Thrift Supervision, and certain activities authorized by Office of Thrift Supervision regulation.

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

	Although savings and loan holding companies are not currently subject to specific capital requirements or specific restrictions on the payment of dividends or other capital distributions, federal regulations do prescribe such restrictions on subsidiary savings institutions as described below. The
Bank must notify the Office of Thrift Supervision 30 days before declaring any dividend to the Company. In addition, the financial impact of a holding company on its subsidiary institution is a matter that is evaluated by the Office of Thrift Supervision and the agency has authority to order cessation of activities or divestiture of subsidiaries deemed to pose a threat to the safety and soundness of the institution.

	Acquisition of the Company.  Under the Federal Change in Bank Control
Act ("CIBCA"), a notice must be submitted to the Office of Thrift Supervision if any person (including a company), or group acting in concert, seeks to acquire 10% or more of the Company's outstanding voting stock, unless the Office of Thrift Supervision has found that the acquisition will not result in a change of control of the Company. Under the CIBCA, the Office of Thrift
Supervision has 60 days from the filing of a complete notice to act, taking into consideration certain factors, including the financial and managerial resources of the acquirer and the anti-trust effects of the acquisition. Any company that so acquires control would then be subject to regulation as a savings and loan holding company.

Federal Savings Institution Regulation

	Business Activities. The activities of federal savings banks are governed by federal law and regulations. These laws and regulations delineate the nature and extent of the activities in which federal savings banks may engage. In particular, certain lending authority for federal savings banks, e.g., commercial, non-residential real property loans and consumer loans, is limited to a specified percentage of the institution's capital or assets.

	Capital Requirements. The Office of Thrift Supervision capital regulations require savings institutions to meet three minimum capital standards: a 1.5% tangible capital ratio, a 4% leverage ratio (3% for institutions receiving the highest rating on the CAMELS examination rating system) and an 8% risk-based capital ratio. In addition, the prompt corrective action standards discussed below also establish, in effect, a minimum 2% tangible capital standard, a 4% leverage ratio (3% for institutions receiving the highest rating on the CAMELS system), and, together with the risk-based capital standard itself, a 4% Tier 1 risk-based capital standard. The Office of Thrift Supervision regulations also require that, in meeting the tangible, leverage and risk-based capital standards, institutions must generally deduct investments in and loans to subsidiaries engaged in activities as principal that are not permissible for a national bank.

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

	The capital regulations also incorporate an interest rate risk component. Savings institutions with "above normal" interest rate risk exposure are subject to a deduction from total capital for purposes of calculating their risk-based capital requirements. For the present time, the Office of Thrift Supervision has deferred implementation of the interest rate risk capital charge. At December 31, 2001, the Bank met each of its capital requirements.

	The following table presents the Bank's capital position at December
31, 2001.

                                                           Capital
                                          Excess     --------------------
                   Actual   Required   (Deficiency)    Actual    Required
                  Capital    Capital      Amount       Percent   Percent
                 --------------------------------------------------------
                                  (Dollars in thousands)

Tangible       $   9,790   $  2,401    $  7,389        6.11%      1.50%

Core
(Leverage)         9,790      6,404       3,386        6.11%      4.00%


Risk-based        10,825      7,934       2,891       10.91%      8.00%


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

	Insurance of Deposit Accounts.  The Bank is a member of the Savings
Association Insurance Fund. The Federal Deposit Insurance Corporation maintains a risk-based assessment system by which institutions are assigned to one of three categories based on their capitalization and one of three subcategories based on examination ratings and other supervisory information.
An institution's assessment rate depends upon the categories to which it is assigned. Assessment rates for Savings Association Insurance Fund member institutions are determined semi-annually by the Federal Deposit Insurance
Corporation and currently range from zero basis points for the healthiest institutions to 27 basis points for the riskiest.

	The Bank's assessment rate for the fiscal year 2001 was zero basis points. The Federal Deposit Insurance Corporation has authority to increase insurance assessments. A significant increase in Savings Association
Insurance Fund insurance premiums would likely have an adverse effect on the operating expenses and results of operations of the Bank. Management cannot predict what insurance assessment rates will be in the future.

	In addition to the assessment for deposit insurance, institutions are required to make payments on bonds issued in the late 1980s by the Financing
Corporation ("FICO") to recapitalize the predecessor to the Savings
Association Insurance Fund.  During 2001, FICO payments for Savings
Association Insurance Fund members approximated 1.9 basis points and the premium paid by the Bank for 2001 was $23,000.

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

	Loans to One Borrower. Federal law provides that savings institutions are generally subject to the limits on loans to one borrower applicable to national banks. A savings institution may not make a loan or extend credit to a single or related group of borrowers in excess of 15% of its unimpaired capital and surplus. An additional amount may be lent, equal to 10% of unimpaired capital and surplus, if secured by specified readily-marketable collateral. At December 31, 2001, the Bank's limit on loans to one borrower was $1.5 million, and the Bank's largest aggregate outstanding balance of loans to one borrower was $3.4 million.

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

	A savings institution that fails the qualified thrift lender test is subject to certain operating restrictions and may be required to convert to a bank charter. As of December 31, 2001, the Bank maintained 88.3% of its portfolio assets in qualified thrift investments and, therefore, met the qualified thrift lender test. Recent legislation has expanded the extent to which education loans, credit card loans and small business loans may be considered "qualified thrift investments."

	Limitation on Capital Distributions. Office of Thrift Supervision regulations impose limitations upon all capital distributions by a savings institution, including cash dividends, payments to repurchase its shares and payments to shareholders of another institution in a cash-out merger. Under the regulations, an application to and the prior approval of the Office of Thrift Supervision is required prior to any capital distribution if the institution does not meet the criteria for "expedited treatment" of applications under Office of Thrift Supervision regulations (i.e., generally, examination ratings in the two top categories), the total capital distributions for the calendar year exceed net income for that year plus the amount of retained net income for the preceding two years, the institution would be undercapitalized following the distribution or the distribution would otherwise be contrary to a statute, regulation or agreement with the Office of Thrift Supervision. If an application is not required, the institution must still provide prior notice to Office of Thrift Supervision of the capital distribution if, like the Bank, it is a subsidiary of a holding company. In the event the Bank's capital fell below its regulatory requirements or the Office of Thrift Supervision notified it that it was in need of more than normal supervision, the Bank's ability to make capital distributions could be restricted. In addition, the Office of Thrift
Supervision could prohibit a proposed capital distribution by any institution, which would otherwise be permitted by the regulation, if the Office of Thrift Supervision determines that such distribution would constitute an unsafe or unsound practice.

	Assessments. Savings institutions are required to pay assessments to the Office of Thrift Supervision to fund the agency's operations. The general assessments, paid on a semi-annual basis, are computed upon the savings institution's total assets, including consolidated subsidiaries, as reported in the Bank's latest quarterly thrift financial report. The assessments paid by the Bank for the fiscal year ended December 31, 2001 totaled $42,000.

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

	Enforcement. The Office of Thrift Supervision has primary enforcement responsibility over savings institutions and has the authority to bring actions against the institution and all institution-affiliated parties, including stockholders, and any attorneys, appraisers and accountants who knowingly or recklessly participate in wrongful action likely to have an adverse effect on an insured institution. Formal enforcement action may range from the issuance of a capital directive or cease and desist order to removal of officers and/or directors to institution of receivership, conservatorship or termination of deposit insurance. Civil penalties cover a wide range of violations and can amount to $25,000 per day, or even $1 million per day in especially egregious cases. The Federal Deposit Insurance
Corporation has the authority to recommend to the Director of the Office of Thrift Supervision that enforcement action be taken with respect to a particular savings institution. If action is not taken by the Director, the Federal Deposit Insurance Corporation has authority to take such action under certain circumstances. Federal law also establishes criminal penalties for certain violations.

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

Federal Home Loan Bank System

	The Bank is a member of the Federal Home Loan Bank System, which consists of 12 regional Federal Home Loan Banks. The Federal Home Loan Bank provides a central credit facility primarily for member institutions. The
Bank, as a member of the Federal Home Loan Bank, is required to acquire and hold shares of capital stock in the Federal Home Loan Bank in an amount at least equal to 1.0% of the aggregate principal amount of its unpaid residential mortgage loans and similar obligations at the beginning of each year, or 1/20 of its advances (borrowings) from the Federal Home Loan Bank, whichever is greater. The Bank was in compliance with this requirement with an investment in Federal Home Loan Bank stock at December 31, 2001 of $1.2 million.

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

Federal Reserve System

	The Federal Reserve Board regulations require savings institutions to maintain non-interest earning reserves against their transaction accounts
(primarily NOW and regular checking accounts). The regulations generally provide that reserves be maintained against aggregate transaction accounts as follows: a 3% reserve ratio is assessed on net transaction accounts up to and including $41.3 million; a 10% reserve ratio is applied above $41.3 million. The first $5.7 million of otherwise reservable balances (subject to adjustments by the Federal Reserve Board) are exempted from the reserve requirements. The amounts are adjusted annually. The Bank complies with the foregoing requirements.

                         FEDERAL AND STATE TAXATION

Federal Taxation

   General. The Company and the Bank report their income on a calendar year, consolidated basis and use the accrual method of accounting, and are subject to federal income taxation in the same manner as other corporations with some exceptions, including particularly the Bank's reserve for bad debts discussed below. The following discussion of tax matters is intended only as a summary and does not purport to be a comprehensive description of the tax rules applicable to the Bank or the Company. Neither the Company or the Bank have been audited by the IRS during the last seven years, which covered the tax years 1995-2001. For its 2001 taxable year, the Company and the Bank are subject to a maximum federal income tax rate of 39%.

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

                  EXECUTIVE OFFICERS OF THE REGISTRANT

   The following table sets forth certain information regarding the executive officers of the Company and the Bank who are not directors or Named Executive
Officers as set forth in the Registrant's Proxy Statement for the Annual
Meeting of Shareholders to be held on April 23, 2002 at pages 7 through 9.

                   Age at
     Name         12/31/01                   Position
---------------- ----------    ---------------------------------------------
Jane F. Adams        44        Chief Financial Officer, Secretary, Treasurer
                               of Great American Bancorp, Inc. since April,
1995. Senior Vice President - Finance,
                               Secretary, Treasurer of Bank since February,
1996. Prior thereto, Vice President -
                               Finance, Secretary, Treasurer of Bank
                               since April, 1995.  Secretary, Treasurer of
                               PASC since April, 1995.

Mark D. Piper        37        Senior Vice President - Operations of Bank
                               since February 2002.  Prior thereto Vice
                               President - Operations of Bank since 1996.

Melinda K. Waller    42        Senior Vice President - Deposit Acquisitions
                               of Bank since February 1997.  Prior thereto
                               Vice President - Deposit Acquisitions of
                               Bank since 1991.

Paul D. Wilson       50        Senior Vice President - Lending of Bank since
                               November, 1995.

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





                                                                                    Net Book Value
                                                                                    of Property or
                                                   Original                           Leasehold
                                       Leased        Date                          Improvements at
                                         or        Leased or     Date of Lease       December 31,
Location                                Owned      Acquired       Expiration             2001
                                       -------     ---------     -------------     ----------------
Administrative and Branch Office:
1311 South Neil Street
Champaign, Illinois                     owned      04/12/93            --            $ 4,796,000

Branch Offices:
1912 West Springfield (1)
Champaign, Illinois                    leased      12/01/79        12/01/04              131,000

301 West Springfield
Urbana, Illinois                        owned      01/27/80            --                723,000
                                                                                     -----------
                                                                      Total          $ 5,650,000
                                                                                     ===========


---------------
(1) The Bank has the option to extend the lease term for three consecutive ten-year periods.

   The Bank presently owns electronic data processing equipment, consisting of personal computers, printers, and item processing equipment with an approximate net book value of $524,000. The Bank does not provide data processing services for other financial institutions. In May 1998, the Bank installed an area network and in October 1998, the Bank converted its primary computer application to an in-house system. The Bank previously operated its main banking system through a third party service bureau.

Item 3.   Legal Proceedings.

   The Company is not involved in any pending legal proceedings other than routine legal proceedings occurring in the ordinary course of business. Such routine legal proceedings in the aggregate are believed by management to be immaterial to the Company's financial condition or results of operations.

Item 4.   Submission of Matters to a Vote of Security Holders.

   During the quarter ended December 31, 2001, no matters were submitted to a vote of security holders through a solicitation of proxies or otherwise.

                            PART II

Item 5.   Market for Common Equity and Related Stockholder Matters.

   Information relating to the market for Registrant's common stock and related stockholder matters appears under "Shareholder Information" in the 2001 Annual Report to Stockholders on pages 56 through 57 and is incorporated herein by reference.

Item 6.   Management's Discussion and Analysis or Plan of Operation.

   The above captioned information appears under the caption "Management's Discussion and Analysis" in the 2001 Annual Report to Stockholders on pages 2 to 24 and is incorporated herein by reference.

Item 7.   Financial Statements

   The Consolidated Financial Statements of Great American Bancorp, Inc. and its subsidiary as of December 31, 2001 and 2000, together with the report of BKD, LLP appears in the 2001 Annual Report to Stockholders on pages 25 to 55 and is incorporated herein by reference.

Item 8. Changes In and Disagreements With Accountants on Accounting and Financial Disclosure

          None.
                                 PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act.

   The information relating to directors and executive officers of the Registrant is incorporated herein by reference to the Registrant's Proxy Statement for the Annual Meeting of Stockholders to be held on April 23, 2002 at pages 4 through 7, filed on March 22, 2002 with the SEC.


Item 10.  Executive Compensation

   The information relating to executive an director compensation is incorporated herein by reference to the Registrant's Proxy Statement for the Annual Meeting of Stockholders to be held on April 23, 2002 at pages 7 through 9, filed on March 22, 2002 with the SEC.

Item 11.  Security Ownership of Certain Beneficial Owners and Management

   The information relating to security ownership of certain beneficial owners and management is incorporated herein by reference to the Registrant's Proxy Statement for the Annual Meeting of Stockholders to be held on April 23, 2002 at pages 3 through 4, filed on March 22, 2002 with the SEC.

Item 12.  Certain Relationships and Related Transactions

   The information relating to certain relationships and related transactions is incorporated herein by reference to the Registrant's Proxy Statement for the Annual Meeting of Stockholders to be held on April 23, 2002 at page 9, filed on March 22, 2002 with the SEC.

Item 13.  Exhibits, Lists and Reports on Form 8-K.

     (a)       The following documents are filed as a part of this report:

          (1)    Financial Statements

          Consolidated Financial Statements of the Company are incorporated by reference to the following indicated pages of the 2001 Annual Report to Stockholders.


          Independent Accountants' Report  . . . . . . . . . . . . . . . .25

          Consolidated Balance Sheets as of
          December 31, 2001 and 2000. . . . . . . . . . . . . . . . . . . 26

          Consolidated Statements of Income for the year
          ended December 31, 2001 and 2000  . . . . . . . . . . . . . . . 28

          Consolidated Statements of Stockholders' Equity for
          the year ended December 31, 2001 and 2000 . . . . . . . . . . . 30

          Consolidated Statements of Cash Flows for the year
          ended December 31, 2001 and 2000. . . . . . . . . . . . . . . . 31

          Notes to Consolidated Financial Statements  . . . . . . . . .32-55

          The remaining information appearing in the 2001 Annual Report to Stockholders is not deemed to be filed as part of this report, except as expressly provided herein.

          (2)   Schedules

          All schedules are omitted because they are not required or applicable, or the required information is shown in the consolidated financial statements or the notes thereto.

          (3) Exhibits

          The following exhibits are filed as part of this report:

3.1 Certificate of Incorporation of Great American Bancorp,
       Inc.*
          3.2    Bylaws of Great American Bancorp, Inc.*
          4.0    Stock Certificate of Great American Bancorp, Inc.*
10.1 First Federal Savings Bank of Champaign-Urbana Employee
Stock Ownership Plan*
         10.2 Form of Employment Agreement between First Federal Savings Bank of Champaign-Urbana and George R. Rouse*
         10.3 Form of Employment Agreement between Great American Bancorp, Inc. and George R. Rouse*
         10.4 Form of Change of Control Agreements between First Federal Savings Bank of Champaign-Urbana and Jane F. Adams, Dale Pelg and Melinda Waller.*
         10.5    Great American Bancorp, Inc. 1995 Incentive Plan**
         10.6    Great American Bancorp, Inc. 1995 Incentive Plan***
                 (as amended and restated as of January 13, 1997)
         11.0    Computation of earnings per share (filed herewith)
         13.0 2001 Annual Report to Stockholders (only portions incorporated by reference filed herewith)
21.0 Subsidiary information is incorporated herein by reference to "Part I - Subsidiaries"
         23.0    Consent of Independent Accountants

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

     (b)    Reports on Form 8-K

            On October 17, 2001, the Registrant filed a Current Report on Form 8-K under Items 5 and 7, incorporating by reference a press release dated October 16, 2001, relating to the Registrant's unaudited results for the nine months ended September 30, 2001

            On December 12, 2001, the Registrant filed a Current Report on Form 8-K under Items 5 and 7, incorporating by reference a press release dated December 12, 2001 relating to the Company's announcement that its Board of Directors has approved a 5% stock repurchase program.


                           SIGNATURES

   Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                      GREAT AMERICAN BANCORP, INC.

Date:    March 26, 2002               /s/ George R. Rouse
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

Date:    March 26, 2002               /s/ George R. Rouse
     -----------------------          -------------------------------
                                      George R. Rouse
                                      President, Chief Executive
                                      Officer and Director

Date:    March 26, 2002               /s/ Ronald E. Guenther
     -----------------------          -------------------------------
                                      Ronald E. Guenther
                                      Chairman of the Board
                                      of Directors

Date:
     -----------------------          -------------------------------
                                      Clinton C. Atkins, Director

Date:    March 27, 2002               /s/ Ronald Kiddoo
     -----------------------          ------------------------
                                      Ronald Kiddoo, Director

Date:    March 26, 2002               /s/ Jack B. Troxell
     -----------------------          -------------------------------
                                      Jack B. Troxell, Director

Date:    March 26, 2002               /s/ Jane F. Adams
     -----------------------          -------------------------------
                                      Jane F. Adams
                                      Chief Financial Officer,
                                      Secretary and Treasurer
                                      (Principal Senior Accounting
                                      and Financial Officer)







                Exhibit 11.0  Computation of Earnings Per Share



Earnings per share

Earnings per share (EPS) were computed as follows
(dollar amounts in thousands except share data):

                                               Year Ended December 31, 2001
                                             -------------------------------
                                                        Weighted
                                                         Average   Per Share
                                              Income      Shares     Amount
                                             -------------------------------
Basic earnings per share

  Income available to common stockholders    $ 1,201     929,350    $  1.29

Effect of dilutive securities
  Stock options                                           24,477
  Unearned incentive plan shares                           6,106
                                              -------------------------------
Diluted earnings per share
  Income available to common stockholders
   and assumed conversion                    $ 1,201     959,933    $  1.25
                                             ===============================



                                              Period Ended December 31, 2000
                                             -------------------------------
                                                        Weighted
                                                         Average    Per Share
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




                  Exhibit 13.0   Annual Report to Shareholders

GREAT AMERICAN BANCORP, INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS
(Table dollar amounts in thousands, except per share data)

Great American Bancorp, Inc. (the "Company") is based in east central Illinois and is the parent company of First Federal Savings Bank of Champaign-Urbana (the "Bank"). The Company purchases loans from the Bank, but otherwise conducts no significant business except for through the Bank. In addition to traditional banking services, the Bank, through its subsidiary Park Avenue Service Corporation ("PASC"), provides securities brokerage services through a third-party broker-dealer, Scout Brokerage Services, Inc., and also engages in the sale of tax deferred annuities, and through the GTPS Insurance Agency ("Agency") provides insurance related products to customers. The Agency sells a variety of insurance products including life, health, automobile, property and casualty insurance. Refer to Note 17 - "Business Industry Segments" of the Notes to the Consolidated Financial Statements for financial information relating to the Company's industry segments, including banking services and insurance/brokerage services. All references to the Company include the Bank and PASC, unless otherwise indicated.

Forward-Looking Statements

In addition to historical information, this Annual Report may include certain forward-looking statements based on current management expectations. The Company's actual results could differ materially from those management expectations. Factors that could cause future results to vary from current management expectations include, but are not limited to, general economic conditions, legislative and regulatory changes, monetary and fiscal policies of the federal government, changes in tax policies, rates and regulations of federal, state and local tax authorities, changes in interest rates, deposit flows, the cost of funds, demand for loan products, demand for financial services, competition, changes in the quality or competition, changes in the quality or composition of the Bank's loan and investment portfolios, changes in accounting principles, policies or guidelines, and other economic, competitive, governmental and technological factors affecting the Company's operations, markets, products, services and prices. Further description of the risks and uncertainties to the business are included in detail in Item 1, "Business" of the Company's 2001 Form 10-KSB. The Company does not undertake
- and specifically disclaims any obligation - to publicly release the result of any revisions which may be made to any forward-looking statements to reflect events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events.

Results of Operations

General

The Company recorded net income of $1,201,000 in 2001 which was $218,000, or 22.2%, higher than the $983,000 reported for 2000. Basic earnings per share increased $0.37, or 40.2%, from $0.92 in 2000 to $1.29 in 2001 and diluted earnings per share increased $0.34, or 37.4%, from $0.91 per share in 2000 to $1.25 in 2001. Earnings per share was higher in 2001 due to the combination of the growth in net income and a reduction in weighted average shares outstanding, which declined as a result of stock repurchased by the Company during both 2000 and 2001. The return on average assets was 0.73% for 2001 compared to 0.63% for 2000 and the return on average equity was 6.23% in 2001 compared to 4.73% for 2000.

Earnings were higher in 2001 due to an increase in net interest income of $94,000, a reduction in the provision for loan losses of $138,000, and an increase in noninterest income of $487,000, offset by an increase in noninterest expense of $185,000 and an increase in income tax expense of $316,000.

Net income from banking services was $1,023,000 for the year ended December 31, 2001, an increase of $171,000, or 20.1%, from the $852,000 recorded for the year ended December 31, 2000. Net income from banking services was higher in 2001 due primarily to an increase in net interest income of $94,000, a reduction in the provision for loan losses of $138,000, an increase in noninterest income of $176,000 and a decrease in noninterest expense of $49,000, offset by an increase in income tax expense of $286,000. Noninterest income from banking services was higher in 2001 mainly due to gains on the sale of mortgage loans totaling $127,000, which includes both the cash gain on loans sold of $76,000 and gains on the recording of capitalized mortgage servicing rights of $51,000. Service charges on deposit accounts and other customer fees were also higher in 2001. Noninterest expense from banking services was lower in 2001 due to reductions in office building, furniture and fixture expenses, and legal fees, offset by an increase in salaries and benefits expenses.

Net income from insurance/brokerage services increased $47,000, or 35.9%, from $131,000 in 2000 to $178,000 in 2001. Total commission income increased $325,000, or 35.8% from $908,000 in 2000 to $1,233,000 in 2001, primarily insurance sales commissions due mainly to the addition of several larger new customers. Noninterest expenses related to insurance/brokerage services increased $254,000, from $684,000 in 2000 to $938,000 in 2001, primarily salaries and benefits expenses, furniture and fixture expenses, advertising, and office expenses. Income tax expense associated with insurance/brokerage services increased $30,000 in 2001.

Net Interest Income

Net interest income increased $94,000, or 1.6%, from $5,755,000 in 2000 to $5,849,000 in 2001. Growth in net interest income was mainly due to an increase in interest income from loans and a reduction in deposit interest expense, offset by a decrease in interest income from investment securities and an increase in interest expense on Federal Home Loan Bank ("FHLB") advances.

Interest Income - Interest income was $11,707,000 in 2001, an increase of $341,000, or 3.0%, from the $11,366,000 reported in 2000. Interest income earned on loans totaled $11,138,000 in 2001, an increase of $496,000, or 4.7%, from the $10,642,000 total for 2000. Interest income from investment securities decreased $123,000, from $406,000 in 2000 to $283,000 in 2001.
Interest income from deposits with financial institutions and other institutions, which includes interest generated from interest-bearing demand deposits, interest on balances maintained in the Federated Liquid Cash Trust fund and dividends received on FHLB stock decreased from $318,000 in 2000 to $286,000 in 2001.

Interest income from loans receivable increased in 2001 due to growth in average net loans and an increase in loan fees, offset by a decrease in the average yield on loans. The average balance of net loans increased from $130.16 million in 2000 to $138.53 million in 2001, an increase of $8.37 million, or 6.4%. The following schedule compares average total loan balances by major categories:

                                 Average     Average
                                 Balance     Balance              Percentage
                                   2001        2000      Change     Change
----------------------------------------------------------------------------
One-to-four-family
  mortgage loans                $ 81,178    $ 73,610    $ 7,568      10.3%
Multi-family mortgage loans       19,527      19,912       (385)     (1.9)
Commercial mortgage loans         16,589      18,326     (1,737)     (9.5)
Construction loans                 2,168       1,360        808      59.4
----------------------------------------------------------------------------
  Total real estate loans        119,462     113,208      6,254       5.5
Commercial loans                   8,032       6,363      1,669      26.2
Consumer loans                    11,999      11,414        585       5.1
----------------------------------------------------------------------------
  Total loans                    139,493     130,985      8,508       6.5
Allowance for loan losses           (964)       (827)      (137)     16.6
----------------------------------------------------------------------------
  Total loans, net              $138,529    $130,158    $ 8,371       6.4%
============================================================================

In 2001, a stable local economy and a decline in general market interest rates were both factors contributing to loan growth. During 2001, the Federal Open Market Committee, or "FOMC", the governing body that establishes the Federal funds rate and the discount rate, lowered these key interest rates a total of 11 times. The Federal funds rate dropped from a high of 6.50% in January 2001 to 1.75% in December 2001. The prime rate, a key indicator used by the Company in establishing interest rates charged to consumer and commercial customers, decreased from 9.50% in January 2001 to 4.75% by December 2001. Long-term mortgage rates also decreased during 2001, however, the declines were not as substantial. The 30-year Freddie Mac commitment rate, for example, averaged 8.05% in 2000 decreasing to an average of 6.97% in 2001. The Company uses published rates such as the Freddie Mac commitment rate in setting one-to-four-family residential mortgage rates.
The Company's 30-year offering rate averaged 7.05% in 2001, down from 8.11% in 2000.

The decline in mortgage rates accompanied by a steady local housing market were the primary reasons for the $7.57 million increase in average total one-to-four-family mortgage loans in 2001. Lower interest rates were also a factor in the increase in average total construction loans during 2001. Average total construction loans increased $808,000 in 2001. Average total commercial mortgage loans declined $1.74 million in 2001 due mainly to two larger loan payoffs, one loan totaling $1.49 million paid off in July 2000, and an additional loan totaling $930,000 paid off in January 2001.

Average total commercial loans increased $1.67 million in 2001 due mainly to one loan to a new commercial customer totaling $1.08 million and several smaller loans which were originated in late 2000 and during 2001. Average total consumer loans grew by $585,000 from 2000 to 2001, mainly due to new home equity loans. The Company introduced a new revolving home equity loan product in June 2000. The interest rate on this new product floats daily with the prime lending rate. Total average home equity loans increased from $350,000 in 2000 to $1.30 million in 2001, an increase of $950,000. Average total fixed rate secured consumer loans declined $385,000 in 2001.

Loan fees, which are included in interest income on loans, increased $60,000, or 36.6% from $164,000 in 2000 to $224,000 in 2001. This increase was mainly due to fees generated on a higher volume of construction loans originated in 2001 and an increase in deferred fees recognized.

The average yield on loans declined from 8.18% in 2000 to 8.04% in 2001. Since the majority of the growth in average loans from 2000 to 2001 occurred in fixed rate, one-to-four-family residential mortgage loans, the average yield on loans did not decline significantly. As discussed above, the market interest rates used by the Company in setting rates for home mortgage loans did not decline as steeply as short-term market interest rates.

Average total investment securities were $4.28 million in 2001, a decrease of $1.97 million, or 31.5%, from the average $6.25 million maintained during 2000. This decline was the primary reason that interest income from investment securities declined from $406,000 in 2000 to $283,000 in 2000, a decrease of $123,000, or 30.3%. During 2001, a municipal security totaling $425,000 matured in January 2001 and Federal agency securities totaling $3.00 million were called in the second and third quarters. The Company also received principal repayments on mortgage-backed securities of $672,000 during 2001. As of December 31, 2001, mortgage-backed securities totaling $2.06 million with maturities ranging from seventeen to twenty-seven years and a weighted average rate of 6.81% were the only securities in the investment portfolio.

Interest income earned on deposits with financial institutions and other declined from $318,000 in 2000 to $286,000 in 2001 mainly due to the decline in short-term interest rates. Interest income earned on deposits with financial institutions and other includes interest generated from interest-bearing demand deposits, Federated Liquid Cash Trust fund interest and dividends earned on FHLB stock. The interest-bearing demand deposits maintained by the Company during 2001 and 2000 were chiefly deposits used for short-term cash needs and were primarily maintained at the FHLB. The Federated Liquid Cash Trust is a money market fund used for depositing funds that may be required in the short-term. The total average balances maintained with the FHLB and Federated Liquid Cash Trust fund were higher in 2001. The average total balances of interest-bearing demand deposits increased $550,000, from $3.19 million in 2000 to $3.74 million in 2001. The average balance of the Federated Liquid Cash Trust fund was $2.13 million in 2001, $890,000 greater than the $1.24 million maintained in 2000.

The average yield on interest-earning assets decreased from 8.02% in 2000 to 7.82% in 2001, due mainly to the decline in short-term market interest rates during 2001. The yield on average interest-bearing demand deposits fell from 5.64% in 2000 to 3.23% in 2001, and the yield on the Federal Liquid Cash Trust fund decreased from 6.15% in 2000 to 4.70% in 2001. The average yield on FHLB stock also decreased from 7.37% in 2000 to 6.46% in 2001. The yield on average investment securities increased from 6.49% in 2001 to 6.62% in 2001 due to the maturity of municipal securities yielding 3.74% in January 2001. The average yield on net loans was 8.04% in 2001, down from 8.18% in 2000.

Interest Expense - Interest expense increased from $5,611,000 in 2000 to $5,858,000 in 2001, an increase of $247,000, or 4.4%. Interest expense on deposits decreased $122,000, or 2.4%, from $5,017,000 in 2000 to $4,895,000 in 2001. The majority of the decline in interest expense on deposits occurred in interest expense on certificates of deposit. Interest expense on certificates of deposit was $4,041,000 in 2001, $119,000 lower than the $4,160,000 recorded in 2000. Interest expense on certificates of deposit was lower in 2001 due to lower offering rates in 2001, a decline in total average certificates of deposit and a shift in the mix of certificates away from longer-term maturities to shorter-term, lower rate maturities.

Interest expense on interest-bearing demand deposits was relatively unchanged due to higher average balances offset by a decline in deposit rates.
Interest expense on insured money market accounts ("IMMA"), savings deposits, NOW and other deposits decreased only slightly, from $857,000 in 2000 to $854,000 in 2001. The average total balances of interest-bearing demand deposits increased $1.34 million, or 3.3%, from $40.29 million in 2000 to $41.63 million in 2001. This increase primarily resulted from growth in the Company's Club Fed IMMA and NOW accounts, offset by declines in regular IMMA and savings deposits. Club Fed is an array of products and services provided to customers that maintain required minimum balances. Club Fed customers receive a higher annual percentage yield on their IMMA deposits than non Club Fed customers. The average total balance of Club Fed IMMA deposits increased $1.36 million, from $6.30 million in 2000 to $7.66 million in 2001. The average total balance of Club Fed NOW deposits increased $350,000, from $6.74 million in 2000 to $7.09 million in 2001.

The following schedule compares average total deposit balances by major categories.

                                   Average     Average
                                   Balance     Balance             Percentage
                                     2001        2000      Change    Change
-----------------------------------------------------------------------------
Insured money market deposits     $ 10,949    $  9,946    $ 1,003      10.1%
Savings deposits                    14,133      14,441       (308)     (2.1)
NOW and other demand deposits       16,545      15,907        638       4.0
-----------------------------------------------------------------------------
  Total interest-bearing
    demand deposits                 41,627      40,294      1,333       3.3
-----------------------------------------------------------------------------
Certificates of deposit:
  Three months or less                 271         241         30      12.4
  Over three through six months     14,947      13,976        971       6.9
  Over six through twelve months     9,348      10,618     (1,270)    (12.0)
  Over one through three years      35,665      35,456        209       0.6
  Over three through five years      5,496       7,041     (1,545)    (21.9)
  Over five through ten years        5,257       5,288        (31)     (0.6)
-----------------------------------------------------------------------------
  Total certificates of deposit     70,984      72,620     (1,636)     (2.3)
-----------------------------------------------------------------------------
  Total interest-bearing
    deposits                       112,611     112,914       (303)     (0.3)

Noninterest-bearing
  demand deposits                   10,367       9,973        394       4.0
-----------------------------------------------------------------------------
  Total deposits                  $122,978    $122,887    $    91       0.1%
=============================================================================

Interest expense on FHLB advances increased $375,000, or 67.7%, from $554,000 in 2000 to $929,000 in 2001. The Company increased its level of borrowings during 2001 mainly to provide funding for loan growth and to purchase treasury stock. The Company was able to borrow funds from the FHLB at rates lower than comparable certificates of deposit. Total average FHLB advances increased $8.72 million, or 84.3%, from $10.34 million in 2000 to $19.06 million in 2001.

The average cost of interest-bearing liabilities decreased from 4.53% in 2000 to 4.43% in 2001, due primarily to the shift in average deposits from certificates of deposit to lower-rate interest-bearing demand deposits and the overall decline in deposit and FHLB advance interest rates. The average cost of interest-bearing demand deposits declined from 2.13% in 2000 to 2.05% in 2001. The average cost of certificates of deposit fell from 5.73% in 2000 to 5.69% in 2001. The average cost of FHLB advances was 5.36% in 2000 and 4.87% in 2001.

Net interest income was $5,755,000 in 2000, an increase of $45,000 from $5,710,000 recorded for 1999. Interest income increased $341,000 in 2000, from $11,025,000 in 1999 to $11,366,000 in 2000, primarily interest income from loans and investment securities. Interest expense increased from $5,315,000 in 1999 to $5,611,000 in 2000, an increase of $296,000, or 5.6%, due mainly to higher interest expense on deposits and FHLB advances.

Average Balance Sheet - The following table presents the average balance sheet for the Company for the years ended December 31, 2001, 2000 and 1999, the interest on interest-earning assets and interest-bearing liabilities and the related average yield or cost. The average balances are derived from average daily balances. The yields or cost are calculated by dividing income or expense by the average balance of assets or liabilities, respectively, for the years shown except where noted otherwise. The yields and costs include fees which are considered adjustments to yields

                                       Consolidated Average Balance Sheet

                                                                      Period Ended
                                     -------------------------------------------------------------------------------------
                                         December 31, 2001             December 31, 2000          December 31, 1999
                                     --------------------------    --------------------------   --------------------------
                                                       Average                      Average                       Average
                                     Average            Yield/     Average            Yield/     Average            Yield/
                                     Balance  Interest   Cost      Balance  Interest   Cost      Balance  Interest   Cost
                                     -------  -------- -------     -------  --------  ------     -------  --------  ------
Assets
 Interest-earning assets:
  Interest-bearing demand deposits $   3,741   $   121    3.23%  $   3,191   $   180   5.64%   $   4,941   $   226   4.57%
  Federated Liquid Cash Fund           2,127       100    4.70       1,236        76   6.15        7,368       352   4.78
  Investment securities, net (1)       4,278       283    6.62       6,253       406   6.49        3,949       239   6.05
  Loans, net (2)                     138,529    11,138    8.04     130,158    10,642   8.18      124,898    10,157   8.13
  FHLB stock                           1,006        65    6.46         841        62   7.37          757        51   6.74
                                  ----------------------------------------------------------------------------------------
   Total interest-earning assets     149,681    11,707    7.82%    141,679    11,366   8.02%     141,913    11,025   7.77%
Noninterest-earning assets            13,956                        14,449                        14,687
                                  ----------------------------------------------------------------------------------------
   Total assets                    $ 163,637                     $ 156,128                     $ 156,600
                                  ========================================================================================

Liabilities and Stockholders' Equity
 Interest-bearing liabilities:
  Insured money market deposits    $  10,949   $   349    3.19%  $   9,946   $   331   3.33%   $   8,783   $   266   3.03%
  Savings deposits                    14,133       278    1.97      14,441       289   2.00       15,141       304   2.01
  NOW and other demand deposits       16,545       227    1.37      15,907       237   1.49       15,432       230   1.49
  Certificates of deposit             70,984     4,041    5.69      72,620     4,160   5.73       75,224     4,056   5.39
                                  ----------------------------------------------------------------------------------------
   Total deposits                    112,611     4,895    4.35     112,914     5,017   4.44      114,580     4,856   4.24
  Loans sold under repurchase
    agreements                            --        --      --          --        --     --        1,422        88   6.19
  Federal Home Loan bank advances     19,061       929    4.87      10,341       554   5.36        7,234       339   4.69
  Other interest-bearing
    liabilities                          613        34    5.55         604        40   6.62          570        32   5.61
                                  ----------------------------------------------------------------------------------------
   Total interest-bearing
     liabilities                     132,285     5,858    4.43%    123,859     5,611   4.53%     123,806     5,315   4.29%
 Noninterest-bearing liabilities      12,085                        11,483                        10,239
                                  ----------------------------------------------------------------------------------------
   Total liabilities                 144,370                       135,342                       134,045
 Stockholders' equity                 19,267                        20,786                        22,555
                                  ----------------------------------------------------------------------------------------
   Total liabilities and
     stockholders' equity          $ 163,637                     $ 156,128                     $ 156,600
                                  ========================================================================================
Net interest rate spread (3)                   $ 5,849    3.39%              $ 5,755   3.49%               $ 5,710   3.48%
                                  ========================================================================================
Net interest margin (4)                                   3.91%                        4.06%                         4.02%
                                  ========================================================================================
Ratio of interest-earning assets to
  interest-bearing liabilities                          113.15%                      114.39%                       114.63%
                                  ========================================================================================
</TABLE

Notes to Consolidated Average Balance Sheet:

      (1) Includes securities available for sale and unamortized discounts and premiums. Municipal securities are not on a tax equivalent basis as they are not considered material.
      (2) Amount includes mortgage loans held for sale and is net of deferred loan fees, loan discounts and premiums, loans in process, allowance for loan losses and non-performing loans.
      (3) Net interest rate spread represents the difference between the yield on average interest-earning assets and the cost of average interest-bearing liabilities.
      (4) Net interest margin represents net interest income divided by average interest-earning assets.





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



                                              Year Ended                     Year Ended
                                           December 31, 2001              December 31, 2000
                                              Compared to                    Compared to
                                              Year Ended                     Year Ended
                                           December 31, 2000              December 31, 1999
                                      --------------------------     ---------------------------
                                           Increase                       Increase
                                          (Decrease)                     (Decrease)
                                            Due to                         Due to
                                      --------------------------     ---------------------------
                                       Volume     Rate      Net       Volume     Rate      Net
                                      --------------------------     ---------------------------
Interest-earning assets:
  Interest-bearing demand deposits     $   27  $   (86)  $  (59)     $  (91)   $   45   $   (46)
  Federated Liquid Cash Fund               45      (21)      24        (355)       79      (276)
  Investment securities, net             (131)       8     (123)        148        19       167
  Loans, net                              675     (179)     496         430        55       485
  FHLB stock                               11       (8)       3           6         5        11
                                      ----------------------------------------------------------
    Total interest-earning assets         631     (290)     341         (18)      359       341
                                      ----------------------------------------------------------

Interest-bearing liabilities:
  Insured money market deposits            32      (14)      18          37        28        65
  Savings deposits                         (6)      (5)     (11)        (14)       (1)      (15)
  NOW and other demand deposits             9      (19)     (10)          7        --         7
  Certificates of deposit                 (93)     (26)    (119)       (144)      248       104
  Loans sold under repurchase
   agreements                              --       --       --         (88)       --       (88)
  FHLB advances                           429      (54)     375         161        54       215
  Other interest-bearing
   liabilities                              1       (7)      (6)          2         6         8
                                      ----------------------------------------------------------
    Total interest-bearing
      liabilities                         375     (128)     247           2       294       296
                                      ----------------------------------------------------------
    Net change in net interest
      income                           $  256  $  (162)  $   94      $  (20)   $   65   $    45
                                      ==========================================================




Provision for Loan Losses

The provision for loan losses for the year ended December 31, 2001 was $162,000 compared to $300,000 for the year ended December 31, 2000. The provision for both periods reflects management's analysis of the Company's loan portfolio based on information which is currently available to it at such time. In particular, management considers the level of non-performing loans and potential problem loans. The Company recorded a higher provision for loan losses in 2000 due to potential losses associated with one non-performing commercial loan. This loan became non-performing in late 1998 when the balance was $1.36 million. During 1999, the Company collected $185,000 in principal payments on this loan and charged-off $800,000. In 2000, the Company collected $26,000 in principal payments and charged-off $90,000. During 2001, the Company collected $247,000 and charged-off the remaining $12,000.

Total charge-offs for 2001 were $19,000 compared to $131,000 in 2000. The Company recorded charge-offs unrelated to the $1.36 million non-performing loan in 2001 of $7,000 which represented loans to five separate consumer borrowers. The Company recorded charge-offs unrelated to the $1.36 million non-performing loan in 2000 of $41,000 which represented loans to two different commercial borrowers totaling $26,000 and consumer loans with five separate consumer borrowers which totaled $15,000. While Company management believes that the allowance for loan losses is sufficient based on information currently available to it, no assurances can be made that future events, conditions, or regulatory directives will not result in increased provisions for loan losses or additions to the allowance for loan losses which may adversely affect net income.

Noninterest Income

Noninterest income totaled $2,122,000 in 2001, compared to $1,635,000 in 2000, an increase of $487,000, or 29.8%, primarily due to growth in insurance sales commissions and gains from the sale of mortgage loans, offset by a decline in brokerage commissions.

Insurance sales commissions were $1,111,000 in 2001 compared to $702,000 in 2000, an increase of $409,000, or 58.3%, primarily due to commissions generated from new customers. During 2001, the Company sold $5.35 million in one-to-four-family residential mortgage loans to Fannie Mae recording gains of $127,000, which includes both the cash gains on the sale of loans totaling $76,000 and the gains from capitalizing mortgage servicing rights of $51,000. The Company had no loan sales during 2000.

Brokerage commissions fell from $206,000 in 2001 to $122,000 due to a reduction in transaction activity by existing brokerage customers. This reduction was mainly due to the downturn in the stock market during 2001.

Noninterest Expenses

Total noninterest expenses increased from $5,610,000 in 2000 to $5,795,000 in 2001, an increase of $185,000, or 3.3%, due primarily to increases in salaries and employee benefits, printing and office supplies, marketing and advertising expenses and other expenses, offset by declines in net occupancy expenses, equipment expenses and legal and professional expenses.

Salaries and employee benefits totaled $3,248,000 in 2001 and $3,055,000 in 2000, reflecting an increase of $193,000, or 6.3%, in 2001. The higher expense for 2001 is due to normal salary raises, an increase in bonuses paid in 2001, and increases in Employee Stock Option Plan ("ESOP") expense and health insurance expenses, offset by a decrease in incentive plan expenses. Total salaries, including bonuses, were $2,418,000 in 2001 compared to $2,168,000 in 2000, a difference of $250,000, or 11.5%. ESOP expense totaled $325,000 in 2001, an increase of $41,000, or 14.4%, from the $284,000 recorded in 2000. ESOP expense was higher in 2001 due to an increase in the average price of the Company's stock. The Company fully allocated shares of common stock held by the ESOP as of December 31, 2001. Accordingly, the Company does not expect to incur any additional compensation expense related to the allocation of ESOP benefits. However, the Company is considering other benefit plans and may incur compensation expenses related to other benefit plans in the future. Incentive plan expense decreased from $188,000 in 2000 to $35,000 in 2001 due to a reduction in total shares earned by participants in 2001. The final vesting year for the majority of participants in the incentive plan ended in February 2001.

Printing and office supplies expense increased $28,000, from $271,000 in 2000 to $299,000 in 2001 due to printing and postage related to the Bank's privacy notice mailing and an increase in postage rates in early 2001. Marketing and advertising expenses totaled $188,000 in 2001 compared to $167,000 in 2000, increasing by $21,000 due to additional advertising by the GTPS Insurance Agency. Other expenses were $403,000 in 2001, $28,000 higher than the $375,000 recorded for 2000, primarily service charges for check clearing activities, charitable contributions, and annual meeting expenses.

Net occupancy expenses decreased from $638,000 in 2000 to $588,000 in 2001, a difference of $50,000, or 7.8%. Expenses were lower in 2001 due to a reduction in building maintenance costs, lower real estate taxes and a reduction in depreciation expense. Equipment expenses declined from $620,000 in 2000 to $603,000 in 2001, a decrease of $17,000, due primarily to lower depreciation expense. Legal and professional fees decreased from $230,000 in 2000 to $212,000 in 2001, a decrease of $18,000, or 7.8%. The Company incurred higher legal expenses in 2000 due to fees associated with one large non-performing loan.

Income Tax Expense

Total income tax expense was $813,000 in 2001, compared to $497,000 in 2000, an increase of $316,000, or 63.6%. The increase is attributable to higher taxable income in 2001. The effective tax rates for the years ended December 31, 2001 and 2000 were 40.4% and 33.6%. The 2001 effective tax rate is higher than the rate for 2000 due mainly to less state tax exempt interest income from qualified Federal agency securities being earned in 2001 and a reduction in enterprise zone credits recorded.

Financial Condition

Total consolidated assets of the Company increased from $159.68 million as of December 31, 2000 to $168.35 million as of December 31, 2001, an increase of $8.67 million, or 5.4%. The growth in assets occurred primarily in loans, mortgage loans held for sale, cash and cash equivalents and FHLB stock, offset by decreases in investment securities and premises and equipment.

Total assets associated with banking services increased $8.97 million, or 5.6%, from $159.55 million at December 31, 2000 to $168.52 million at December 31, 2001, mainly increases in net loans. Net loans, including mortgage loans held for sale, grew $12.68 million, or 9.6%. Cash and cash equivalents related to banking services increased by $530,000 from December 31, 2000 to December 31, 2001 while investment securities decreased by $4.10 million, from $6.16 million at December 31, 2000 to $2.06 million at December 31, 2001. Total deposits related to banking services increased $4.06 million in 2001, from $123.74 million at December 31, 2000 to $127.80 million at December 31, 2001. Total Federal Home Loan Bank advances increased $6.50 million in 2001 from $14.00 million at December 31, 2000 to $20.50 million at December 31, 2001. Total assets related to insurance/ brokerage services increased from $888,000 at December 31, 2000 to $968,000 at December 31, 2001, primarily cash and cash equivalents offset by reductions in premiums receivable and goodwill. Total liabilities related to insurance/brokerage services decreased $99,000 from $185,000 at December 31, 2000 to $86,000 at December 31, 2001, due mainly to premiums due insurance companies.

Total consolidated cash and cash equivalents increased $530,000, or 5.0%, from $10.64 million at December 31, 2000 to $11.17 million at December 31, 2001, primarily the result of cash proceeds from FHLB borrowings, mortgage loan sales and an increase in deposits, net of loan originations and treasury stock repurchases.

Total investment securities decreased $4.10 million, from $6.16 million at December 31, 2000 to $2.06 million at December 31, 2001. During 2001, municipal securities totaling $425,000 matured, Federal agency securities totaling $3.00 million were called and the Company also received $672,000 in principal repayments on mortgage-backed securities. At December 31, 2001, the Company held $2.06 million in mortgage-backed securities with an average yield of 6.81%. The final maturity for mortgage-backed securities totaling $1.29 million is in 2029, while the remaining $770,000 mature in 2019.

In July 2001, the Company started selling one-to-four-family fixed rate residential mortgage loans to Fannie Mae. The Company commenced this loan sales program in order to provide funding for additional loans and also to reduce interest rate risk due to the decline in home mortgage interest rates during 2001. In 2001, the Company sold $5.35 million in home mortgage loans to Fannie Mae, generating proceeds of $5.48 million and recording gains of $127,000. At December 31, 2001, mortgage loans held for sale, which includes loans committed to be sold and loans which the Company has designated as being held for sale, totaled $2.34 million. The unrealized gain on mortgage loans held for sale as of December 31, 2001 was $2,900.

Total net loans grew $10.33 million, or 7.8%, from $132.73 million at December 31, 2000 to $143.06 million at December 31, 2001. The following schedule shows the balances by loan category at December 31 of each year, along with the change and percentage change:

                               Balance       Balance
                             December 31,  December 31,            Percentage
                                 2001          2000       Change     Change
-----------------------------------------------------------------------------
One-to-four-family
  mortgage loans              $  81,657    $  77,001     $  4,656       6.0%
Multi-family mortgage loans      19,775       19,750           25       0.1
Commercial mortgage loans        16,591       17,480         (889)     (5.1)
Construction loans                3,907        1,221        2,686     220.0
-----------------------------------------------------------------------------
  Total real estate loans       121,930      115,452        6,478       5.6
Commercial loans                  9,553        6,569        2,984      45.4
Consumer loans                   12,620       11,599        1,021       8.8
-----------------------------------------------------------------------------
  Total loans                   144,103      133,620       10,483       7.8
Allowance for loan losses        (1,040)        (889)        (151)     17.0
-----------------------------------------------------------------------------
  Total loans, net            $ 143,063    $ 132,731     $ 10,332       7.8%
=============================================================================

The decline in mortgage rates accompanied by a steady local housing market were the primary reasons for the $4.66 million increase in total one-to-four-family mortgage loans in 2001. Lower interest rates were also a factor in the increase in construction loans, which grew $2.69 million in 2001. Total commercial mortgage loans declined $889,000 in 2001 due mainly to one larger loan payoff totaling $930,000 that was paid off in January 2001.

Total commercial loans increased $2.98 million from December 31, 2000 to December 31, 2001 due mainly to one loan to a new commercial customer totaling $1.08 million and several smaller loans which were originated in 2001. Total consumer loans grew by $1.02 million from 2000 to 2001, mainly due to new home equity loans, offset by a decline in fixed rate secured consumer loans. The Company introduced a new revolving home equity loan product in June 2000. Total home equity loans increased from $619,000 at December 31, 2000 to $2.03 million at December 31, 2001, an increase of $1.41 million. Fixed rate secured consumer loans declined $263,000 in 2001.

The allowance for loan losses increased from $889,000 at December 31, 2000 to $1,040,000 at December 31, 2001 due to the total provision recorded of $162,000, offset by net charge-offs of $11,000. The allowance for loan losses is maintained to absorb loan losses based on management's continuing review and evaluation of the loan portfolio and its judgment as to the impact of economic conditions on the portfolio.

The following table sets forth the Company's allocation of the allowance for loan losses by loan category and as a percentage of the total balance for each specific loan category as of December 31, 2001 and 2000:

                                December 31, 2001         December 31, 2000
                              ---------------------     ---------------------
                              Balance    Percentage     Balance    Percentage
-----------------------------------------------------------------------------
One-to-four-family
  mortgage loans              $   166       0.20%       $   166       0.22%
Multi-family mortgage loans       163       0.82            155       0.78
Commercial mortgage loans         136       0.82            164       0.94
Construction loans                 32       0.82             13       1.06
-----------------------------------------------------------------------------
  Total real estate loans         497       0.41            498       0.43
Commercial loans                  221       2.31             77       1.17
Consumer loans                    322       2.55            314       2.71
-----------------------------------------------------------------------------
  Total allowance for loan
    losses                    $ 1,040       0.72%       $   889       0.67%
=============================================================================

The Company's methodology for assessing the appropriateness of the allowance for loan losses consists of two key elements: the formula allowance and specific allowances for identified problem loans.

The formula allowance is calculated by applying loss factors to outstanding loans and certain unused commitments, in each case based on the internal risk classification of such loans, or commitments. Changes in risk classifications of both performing and non-performing loans affect the amount of the formula allowance. Loss factors are based on the Company's historical loss experience and industry averages and may be adjusted for significant factors that, in management's judgement, affect the collectibility of the portfolio as of the evaluation date. These significant factors may include existing general economic and business conditions affecting the Company's key lending areas, credit quality trends, collateral value, loan volumes and concentrations, seasoning of the loan portfolio, specific industry conditions within portfolio segments, recent loss experience in particular segments of the portfolio, duration of the current business cycle and bank regulatory examination results. In evaluating historical loss experience, Company management reviews charge-off history for the prior ten years for each category of loans.

The increase in the allocation of the allowance for commercial loans from $77,000 as of December 31, 2000 to $221,000 as of December 31, 2001 was due to an increase in the formula allowance for commercial loans and was mainly attributable to the growth in this category of loans in 2001. The allocation of the allowance for consumer loans was $322,000 at December 31, 2001 and was the highest allocation for any category of loans. This allocation is based primarily on the Company's historical loss experience and industry averages for losses on consumer loans.

Specific allowances are established in cases where management has identified significant conditions or circumstances related to a credit that management believes indicate the probability that a loss has been incurred in excess of the amount determined by the application of the formula allowance.

The following table sets forth the composition of the allowance for loan losses by each loan category as of December 31, 2001 and 2000:


                             As of December 31, 2001
                             -----------------------

                                             Formula     Specific      Total
----------------------------------------------------------------------------
One-to-four-family
  mortgage loans                           $   166       $   --      $   166
Multi-family mortgage loans                    163           --          163
Commercial mortgage loans                      136           --          136
Construction loans                              32           --           32
-----------------------------------------------------------------------------
  Total real estate loans                      497           --          497
Commercial loans                               216            5          221
Consumer loans                                 322           --          322
-----------------------------------------------------------------------------
  Total allowance for loan
    losses                                 $ 1,035       $    5      $ 1,040
=============================================================================

                             As of December 31, 2000
                             -----------------------

                                             Formula     Specific      Total
----------------------------------------------------------------------------
One-to-four-family
  mortgage loans                           $   166       $   --      $   166
Multi-family mortgage loans                    155           --          155
Commercial mortgage loans                      164           --          164
Construction loans                              13           --           13
-----------------------------------------------------------------------------
  Total real estate loans                      498           --          498
Commercial loans                                69            8           77
Consumer loans                                 295           19          314
-----------------------------------------------------------------------------
  Total allowance for loan
    losses                                 $   862       $   27      $   889
=============================================================================

Total non-performing loans, which are loans past due 90 days or more and nonaccruing loans, were $387,000 as of December 31, 2001 compared to $307,000 as of December 31, 2000. The ratios of the Company's allowance for loan losses to total non-performing loans were 268.7% and 289.6% at December 31, 2001 and 2000, respectively.

Company management and the Board of Directors perform ongoing reviews of the loan portfolio in order to identify non-performing loans and potential problem loans. In performing its reviews, management classifies non-performing and potential problem loans as either substandard, doubtful, loss or watch loans. A loan is considered substandard if it is inadequately protected by the current net worth and paying capacity of the borrower or of the collateral pledged, if any. Substandard loans include those characterized by the distinct possibility that the Company will sustain some loss if the deficiencies are not corrected. Loans classified as doubtful have all of the weaknesses inherent in those classified as substandard with the added characteristic that the weaknesses present make collection or liquidation in full, on the basis of currently existing facts and conditions, highly questionable and improbable. Loans classified as loss are those considered uncollectible and of such little value that their continuance as loans without the establishment of a specific loss reserve is not warranted. Loans which do not currently expose the Company to sufficient risk to warrant classification in one of the categories described above but possess weaknesses are classified as watch. The total of internally classified loans equals the sum of non-performing loans and potential problem loans.

Total classified loans at December 31, 2001 and 2000 are summarized as follows:

December 31                                            2001             2000
----------------------------------------------------------------------------
Watch                                             $     787       $       84
Substandard                                              38              360
Doubtful                                                  9               53
----------------------------------------------------------------------------
  Total classified loans                          $     834       $      497
============================================================================
Non-performing                                    $     387       $      307
Potential problem loans                                 447              190
----------------------------------------------------------------------------
  Total classified loans                          $     834       $      497
============================================================================
Impaired loans                                    $      47       $      406
============================================================================

There were no loans considered loss as of December 31, 2001 or December 31, 2000. Impaired loans include loans where, based on current information and events, it is probable that the Company will be unable to collect all amounts due according to the contractual terms of the loan agreement. If the present value of expected future cash flows, or in certain instances the observable market price of the loan or the fair value of the underlying collateral, is less than the recorded investment in the loan, then the Company recognizes an impairment by adjusting the allowance for loan losses with a corresponding charge to the provision for loan losses. The allowance for impaired loans included in the Company's allowance for loan losses was $9,000 and $48,000 at December 31, 2001 and 2000, respectively. All loans considered impaired at December 31, 2001 and 2000 were included in total classified loans.

Total classified assets increased $337,000, or 67.8%, from $497,000 at December 31, 2000 to $834,000 at December 31, 2001. This increase was primarily due to mortgage loans to one borrower which were classified as watch during 2001. These loans totaled $414,000 at December 31, 2001 and included a commercial mortgage loan for $181,000 secured by the borrower's office and a $233,000 loan secured by the borrower's residence. The residential loan was also 90 days past due as of December 31, 2001 and was included in the total $387,000 balance of non-performing loans. The Company has initiated foreclosure proceedings on both of these properties. The Company does not expect to incur a loss related to these loans because the appraised values are sufficient to support the loan balances.

Also included in classified assets as of December 31, 2001 were one-to-four-family mortgage loans totaling $282,000 to seven other borrowers, consumer loans to seven borrowers totaling $120,000 and commercial loans to two borrowers totaling $18,000. The majority of these loans are substantially secured and the Company anticipates that the loans will be repaid satisfactorily either from repayment by the customer or from the sale of the underlying collateral.

Total premises and equipment decreased $440,000 from $6.80 million at December 31, 2000 to $6.36 million at December 31, 2001, primarily due to depreciation expense exceeding asset acquisitions. Fixed asset purchases totaled $152,000 in 2001 and depreciation expense was $592,000. In 2001, fixed assets acquired included a chemical fire protection system for the Bank's main computer room, various computer hardware and software, including computers, printers, and timekeeping software, an encoding machine, a new flagpole and one new vehicle.

Federal Home Loan Bank stock increased $276,000, or 31.0%, from $890,000 at December 31, 2000 to $1.17 million at December 31, 2001, due partly to stock purchases totaling $211,000 and stock dividends earned of $65,000. The Company was required to purchase additional stock due to an increase in FHLB advances in 2001.

Interest receivable declined by $80,000 from $869,000 at December 31, 2000 to $789,000 at December 31, 2001. This decrease was mainly attributable to the general decline in interest rates during 2001. Insurance premiums receivable at the Agency decreased $88,000, from $292,000 at December 31, 2000 to $204,000 at December 31, 2001, due partly to the timing of receipts from customers. Also, the number of customers with receivable balances decreased from 2000 to 2001 due to the Agency moving some customers to "direct billed", meaning that the premiums are billed by the insurance companies rather than the Agency. Deferred income taxes were $81,000 at December 31, 2001, compared to $125,000 at December 31, 2000. Mortgage servicing rights increased $46,000 in 2001 due to servicing rights capitalized of $51,000 less amortization recorded of $5,000. Goodwill decreased $44,000 due to amortization recorded in 2001. Other assets totaling $328,000 at December 31, 2001 were $52,000 higher than the $276,000 balance at December 31, 2000, primarily prepaid insurance and prepaid supplies.

Total deposits increased by $3.85 million, from $123.69 million at December 31, 2000 to $127.54 million at December 31, 2001. The following table summarizes the balances of deposits at December 31, 2001 and 2000, the change in the balances and the percentage change:

                               Balance       Balance
                             December 31,  December 31,            Percentage
                                 2001          2000       Change     Change
-----------------------------------------------------------------------------
Noninterest bearing
 checking accounts            $  11,890    $  11,573     $    317       2.7%

Interest bearing:
 NOW accounts                    17,955       16,885        1,070       6.3
 IMMA accounts                   13,326        9,850        3,476      35.3
 Savings accounts                15,019       14,029          990       7.1
 Certificates of deposit         69,350       71,348       (1,998)     (2.8)
-----------------------------------------------------------------------------
  Total interest
   bearing deposits             115,650      112,112        3,538       3.2
-----------------------------------------------------------------------------
  Total deposits              $ 127,540    $ 123,685     $  3,855       3.1%
=============================================================================

Growth in NOW and IMMA accounts occurred primarily in the Company's Club Fed deposit products, due mainly to new accounts opened. The Company's Club Fed products provide enhanced services to customers including a higher rate of interest for maintaining required minimum balances. Club Fed NOW accounts increased $1.25 million from December 31, 2000 to December 31, 2001 while Club Fed IMMA deposits increased $3.51 million. Savings accounts increased $990,000 from December 31, 2000 to December 31, 2001 due mainly to higher balances being maintained by customers.

Part of the growth in NOW, IMMA and Savings accounts was due to customers transferring proceeds from matured certificates of deposit into their demand accounts. Customers also transferred proceeds from maturing certificates into shorter-term certificates of deposit, mainly certificates maturing in six months to one year. Total six month certificates of deposit increased $5.42 million from December 31, 2000 to December 31, 2001 and one year certificates increased $1.68 million. Certificates of deposit categories with the largest declines from December 31, 2000 to December 31, 2001 included the eighteen-month and two year categories. Total eighteen month certificates of deposit dropped $4.27 million from December 31, 2000 to December 31, 2001 and two year certificates declined $5.54 million.

FHLB advances increased $6.5 million, from $14.00 million at December 31, 2000 to $20.5 million at December 31, 2001 due to additional borrowings in 2001, net of maturities. During 2001, new advances entered into by the Company totaled $13.50 million and advances totaling $7.00 million matured. The following schedule presents FHLB advances at December 31, 2001, by maturity date:


    Date                  Fixed                          Next
     of        Interest     or        Maturity           Call
   Advance       Rate    Variable       Date             Date         Amount
-----------------------------------------------------------------------------
May       2001   4.40     Fixed    February  2002     non callable    $ 2,000
December  2000   5.97     Fixed    June      2002     non callable      1,000
October   2000   6.00    Variable  October   2002     non callable      3,000
March     2001   4.48     Fixed    March     2006    March     2002     1,500
October   1998   4.30     Fixed    October   2008    January   2002     5,000
January   2001   4.55     Fixed    January   2011    January   2002     5,000
September 2001   3.80     Fixed    September 2011    September 2004     3,000
                                                                      -------
                                                                      $20,500
                                                                      =======

Proceeds from advances have provided liquidity for loans and treasury stock purchases. The $10.00 million in advances callable in January 2002 are callable quarterly. These advances were not called in January 2002.

Deferred compensation - directors decreased slightly from December 31, 2000 to December 31, 2001 due to payments to retired directors exceeding the sum of fees deferred and interest accrued on deferred balances. The Company deferred fees totaling $42,000, accrued interest to the plan of $34,000 and paid retired directors a total of $80,000 in 2001. Premiums due insurance companies decreased $68,000 in 2001 due partly to the timing of payments to insurance companies. Also, the Agency moved the billing for some customers to "direct billed", meaning that premiums are billed by the insurance companies and not by the Agency.

Total stockholders' equity declined from $20.23 million at December 31, 2000 to $18.56 million at December 31, 2001, a decrease of $1.67 million, or 8.3%. This decline resulted from net income of $1,201,000, plus ESOP and incentive plan shares earned of $325,000 and $35,000, respectively, less $5,000 from the decrease in the unrealized gain on securities available for sale, $406,000 in dividends declared and $2.82 million in treasury stock purchased.

In September 2001, the Company announced a 5% common stock repurchase program which was equal to 44,873 shares. As of February 28, 2002, the Company had repurchased a total of 41,990 shares related to this program at an average price of $18.73 per share. In December 2001, the Company announced plans to repurchase an additional 5% of the Company's common stock, or 43,358 shares. All repurchased shares will be held as treasury shares to be used for general corporate purposes.

Liquidity and Capital Resources of the Company and Bank

The Bank's primary sources of funds are deposits, principal and interest payments on loans, proceeds from sales of mortgage loans held for sale and proceeds from FHLB advances. While maturities and scheduled amortization of loans are predictable sources of funds, deposit flows and mortgage prepayments are greatly influenced by general interest rates, economic conditions, and competition. Recent legislation repealed the Office of Thrift Supervision's ("OTS") minimum liquidity ratio requirement for the Bank. The OTS is the Bank's primary regulator. OTS regulations now require the Bank to maintain sufficient liquidity to ensure its safe and sound operation. The Bank's liquidity ratios were 9.36% and 7.37% at December 31, 2001 and 2000, respectively. The primary source of funding for the Company is dividend payments from the Bank, principal and interest payments on loans purchased from the Bank and, to a lesser extent, earnings on investments and deposits held by the Company. Dividend payments by the Bank have primarily been used to fund stock repurchase programs. The OTS limits all capital distributions by the Bank directly or indirectly to the Company, including dividend payments. As the subsidiary of a savings and loan holding company, the Bank must file a notice, which is subject to disapproval, with the OTS prior to each proposed capital distribution. However, if the total amount of all capital distributions (including each proposed capital distribution) for the applicable calendar year exceeds net income to date for that year plus the retained net income (i.e. net income after deducting prior capital distributions) for the preceding two years, or if the amount of the proposed capital distribution would cause the Bank to fail to remain "adequately capitalized" under applicable laws and regulations, then the Bank must file an application to receive the approval of the OTS for the proposed capital distribution. As of December 31, 2001, the Bank could not pay any dividends to the Company without prior application to and approval from the OTS. The Company is not required to maintain a minimum level of regulatory liquidity.

The primary investment activity of the Bank is the origination of mortgage loans, commercial and consumer loans, and the purchase of mortgage-backed and Federal agency securities. Asset acquisitions during the year ended December 31, 2001 were primarily funded by deposits, FHLB advances and proceeds from sales of mortgage loans held for sale. Asset acquisitions during the year ended December 31, 2000 were primarily funded by deposits and FHLB advances. The primary investment activity of the Company is the investment in the Bank's stock and purchases of loans from the Bank.

A review of the Consolidated Statement of Cash Flows included in the accompanying financial statements shows that the Company's cash and cash equivalents ("cash") increased $523,000 and $630,000 for the years ended December 31, 2001 and December 31, 2000, respectively. Cash increased in 2001 due to net cash provided by operating activities of $117,000 and net cash provided by financing activities of $7.13 million, offset by net cash used by investing activities of $6.73 million. Cash provided by operating activities included net income of $1,201,000, plus non cash adjustments to net income including proceeds from sales of loans totaling $5.48 million, the provision for loan losses of $162,000, depreciation expense of $592,000 and ESOP expense of $325,000, less loans originated for sale of $7.69 million. Net cash provided by financing activities included the $5.85 million increase in demand deposits, money market, NOW, and savings accounts and $13.50 million generated from FHLB advances, offset by the $2.00 million decline in certificates of deposit, $7.00 million in FHLB advances that matured in 2001, $421,000 in cash dividends paid, and the purchase of treasury stock totaling $2.82 million. Cash used by investing activities included the $10.46 million net originations of loans, $211,000 purchase of FHLB stock and $152,000 in purchases of premises and equipment, offset by proceeds from maturing available-for-sale securities of $3.00 million, proceeds from maturities of held-to-maturity securities of $425,000 and principal repayments of mortgage-backed securities totaling $672,000.

Cash increased in 2000 due to net cash provided by operating activities of $2.08 million and net cash provided by financing activities of $3.85 million, offset by net cash used by investing activities of $5.30 million. Cash provided by operating activities included net income of $983,000, plus non cash adjustments to net income including the provision for loan losses of $300,000, depreciation expense of $630,000, ESOP expense of $284,000 and incentive plan expense of $188,000. Net cash provided by financing activities included the $3.83 million increase in demand deposits, money market, NOW, and savings accounts and $9.00 million generated from FHLB advances, offset by the $2.99 million decline in certificates of deposit, $3.00 million in FHLB advances that matured or were called in 2000, $480,000 in cash dividends paid, and the purchase of treasury stock totaling $2.55 million. Cash used by investing activities included the $5.28 million net originations of loans, $78,000 purchase of FHLB stock and $243,000 in purchases of premises and equipment, offset by proceeds from maturing securities held to maturity of $100,000 and principal repayments of mortgage-backed securities totaling $209,000.

At December 31, 2001, the Bank exceeded all of its regulatory capital requirements with tangible capital and tier 1 capital both at $9.79 million or 6.1% of adjusted total assets and risk-based capital at $10.83 million or 10.9% of total risk-weighted assets. The required ratios are 1.5% for tangible capital to adjusted total assets, 4.0% for tier 1 capital to average assets and 8.0% for risk-based capital to risk-weighted assets. See Note 11 -- "Regulatory Matters" in the accompanying Notes to Consolidated Financial Statements for the Bank's capital calculations as of December 31, 2001 and 2000.

The Bank's most liquid assets are cash and cash equivalents. The level of cash and cash equivalents is dependent on the Bank's operating, financing, lending and investing activities during any given period. At December 31, 2001, cash and cash equivalents totaled $11.17 million. The Company's and Bank's future short-term requirements for cash are not expected to significantly change. However, in the event that the Bank should require funds beyond its ability to generate them internally, additional sources of funds are available, such as FHLB advances. With no parent company debt and sound capital levels, the Company has several options for longer-term cash needs, such as for future expansion and acquisitions. These options include issuing debt securities, raising equity capital if market conditions are favorable and issuing trust preferred securities.

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

The Company's interest rate risk strategy primarily consists of: (i) emphasizing the attraction and retention of core deposits, which tend to be a more stable source of funding; (ii) emphasizing the origination of adjustable rate mortgage loan products and short-term commercial loans, the origination of which is largely dependent on the market demand for such loans; (iii) when market conditions are favorable and in consideration of the regulatory requirements relating to required levels of residential loans which must be maintained by the Bank, selling fixed-rate one-to-four-family mortgage loans; (iv) investing primarily in short-term U.S. Government securities and mortgage-backed securities; and (v) using FHLB advances as a funding source when rates on FHLB advances compare favorably to local competitive deposit rates. As a traditional thrift lender, the Company has a significant amount of its earning assets invested in fixed-rate mortgages with contractual maturities greater than one year. At December 31, 2001, an aggregate of $76.96 million, or 45.7% of total assets, were invested in such assets.

The following table sets forth the amounts of interest-earning assets and interest-bearing liabilities outstanding at December 31, 2001 which mature or reprice in the periods shown. Except as stated in the table, the amount of assets and liabilities shown which reprice or mature during a particular period were determined in accordance with the earlier of term to repricing or the contractual maturity


 Interest Rate Sensitivity (in thousands)
 At December 31, 2001
                                                           Over One      Over Three     Over Six
                                                            Month          Months        Months
                                              Within       Through        Through        Through
                                               One          Three           Six          Twelve      Over One
                                              Month         Months         Months        Months        Year         Total
                                            --------------------------------------------------------------------------------
Interest-earning assets:
  Interest-bearing demand deposits          $   6,334     $     --        $     --     $     --     $      --      $   6,334
  Investment securities, net (1)                   14           29              43           86         3,050          3,222
  Loans, net (2)                                8,600        2,988           5,502        8,778       119,538        145,406
                                            --------------------------------------------------------------------------------
    Total interest-earning assets           $  14,948     $  3,017        $  5,545     $  8,864     $ 122,588      $ 154,962
                                            ================================================================================
Interest-bearing liabilities:
  NOW, savings and money
    market deposits                         $  46,300     $     --        $     --     $     --     $      --      $  46,300
  Certificates of deposit                       6,753        7,840          13,425       19,703        21,629         69,350
                                            --------------------------------------------------------------------------------
    Total interest-bearing deposits            53,053        7,840          13,425       19,703        21,629        115,650
  FHLB advances and other
    interest-bearing liabilities (3)               --        2,000           1,000        3,000        15,148         21,148
                                            --------------------------------------------------------------------------------
    Total interest-bearing liabilities         53,053        9,840          14,425       22,703        36,777        136,798
                                            --------------------------------------------------------------------------------
Excess (deficiency) of interest-earning
  assets over interest-bearing liabilities  $ (38,105)    $ (6,823)       $ (8,880)    $(13,839)    $  85,811      $  18,164
                                            ================================================================================
Cumulative excess (deficiency) of
  interest-earning assets over interest-
  bearing liabilities                       $ (38,105)    $(44,928)       $(53,808)    $(67,647)    $  18,164      $  18,164
                                            ================================================================================
Cumulative interest-earning assets
 divided by interest-bearing liabilities          .28          .29             .30          .32          1.13           1.13
                                            ================================================================================

(1) Includes FHLB stock and reflects repricing, contractual maturity or anticipated call date.
(2) Loans, which include mortgage loans held for sale, are placed in the various interest-sensitive periods based on historical prepayment tendencies as well as contractual terms.
(3) FHLB advances reflect contractual maturity or anticipated call date

The Company tends to be liability sensitive due to the levels of short-term NOW, savings and insured money market deposits maintained. However, the effect of rate increases on these deposits, which are mainly core retail deposits, tends to lag behind the change in market rates. This lag generally lessens the negative impact on net interest income during a period of rising interest rates. Based on the information provided in the table, assuming no management intervention, the effect of an increase in interest rates of 100 basis points would reduce annualized net interest income by approximately $381,000 in the one month category or approximately $449,000 in the three month category. A decrease in interest rates would have the opposite effect.

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








                      Independent Accountants' Report



Board of Directors and Stockholders
Great American Bancorp, Inc.
Champaign, Illinois


We have audited the accompanying consolidated balance sheets of Great American Bancorp, Inc. and subsidiary as of December 31, 2001 and 2000, and the related consolidated statements of income, stockholders' equity, and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Great American Bancorp, Inc. and subsidiary as of December 31, 2001 and 2000, and the results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.


BKD, LLP

/s/ BKD, LLP

Decatur, Illinois
February 1, 2002



GREAT AMERICAN BANCORP, INC. AND SUBSIDIARY
Consolidated Balance Sheets
December 31, 2001 and 2000
(in thousands, except share data)


                                                                2001             2000
                                                           --------------------------
Assets

  Cash and due from banks                                  $   4,832       $    6,104
  Interest-bearing demand deposits                             6,334            4,539
                                                           --------------------------
          Cash and cash equivalents                           11,166           10,643

  Available-for-sale securities                                   --            3,009
  Held-to-maturity securities                                  2,056            3,153
  Mortgage loans held for sale                                 2,343               --
  Loans, net of allowance for loan losses of $1,040
    and $889 in 2001 and 2000, respectively                  143,063          132,731
  Premises and equipment                                       6,362            6,802
  Federal Home Loan Bank stock                                 1,166              890
  Interest receivable                                            789              869
  Cash surrender value of life insurance                         251              237
  Insurance premiums receivable                                  204              292
  Deferred income taxes                                           81              125
  Income taxes receivable                                         --              116
  Mortgage servicing rights                                       51                5
  Goodwill                                                       485              529
  Other                                                          328              276
                                                           --------------------------
          Total assets                                     $ 168,345       $  159,677
                                                           ==========================

Liabilities and Stockholders' Equity

  Liabilities
    Deposits
      Noninterest-bearing deposits                         $  11,890       $   11,573
      Interest-bearing deposits
        Savings, NOW and money market                         46,300           40,764
        Time                                                  69,350           71,348
                                                           --------------------------
          Total deposits                                     127,540          123,685

    Federal Home Loan Bank advances                           20,500           14,000
    Deferred compensation - directors                            648              652
    Advances from borrowers for taxes and insurance              319              298
    Accrued postretirement benefit obligation                    211              171
    Accrued real estate taxes                                    136              134
    Premiums due insurance companies                             101              169
    Dividend payable                                              95              110
    Income taxes payable                                          23               --
    Interest payable                                              91               80
    Other                                                        122              146
                                                           --------------------------
          Total liabilities                                  149,786          139,445
                                                           --------------------------

Commitments and Contingent Liabilities





See Notes to Consolidated Financial Statements.

                                                                2001             2000
                                                           --------------------------

  Stockholders' Equity
    Preferred stock, $0.01 par value
      Authorized and unissued - 1,000,000 shares           $      --       $       --
    Common stock, $0.01 par value
      Authorized - 7,000,000 shares
      Issued and outstanding - 2,052,750 shares                   21               21
    Additional paid-in capital                                20,165           20,036
    Retained earnings                                         17,838           17,043
    Accumulated other comprehensive income
      Unrealized appreciation on available-for-sale
        securities, net of income taxes 2000 - $4                 --                5
                                                           --------------------------
                                                              38,024           37,105

    Treasury stock, at cost
      Common: 2001 - 1,185,583 shares,
        2000 - 1,014,250 shares                              (19,393)         (16,570)
    Unallocated employee stock ownership plan
      shares: 2000 - 19,748 shares                                --             (197)
    Unearned incentive plan shares: 2001 - 5,010,
      2000 - 7,377 shares                                        (72)            (106)
                                                           --------------------------
          Total stockholders' equity                          18,559           20,232
                                                           --------------------------
          Total liabilities and
            stockholders' equity                           $ 168,345       $  159,677
                                                           ==========================







See Notes to Consolidated Financial Statements.

GREAT AMERICAN BANCORP, INC. AND SUBSIDIARY
Consolidated Statements of Income
Years Ended December 31, 2001 and 2000
(in thousands, except share data)


                                                                2001             2000
                                                          ---------------------------
Interest Income
  Loans                                                    $  11,138         $ 10,642
  Available-for-sale securities                                  120              197
  Held-to-maturity securities                                    163              209
  Deposits with banks and other                                  286              318
                                                           --------------------------
        Total interest income                                 11,707           11,366
                                                           --------------------------
Interest Expense
  Deposits                                                     4,895            5,017
  Federal Home Loan Bank advances                                929              554
  Other                                                           34               40
                                                           --------------------------
        Total interest expense                                 5,858            5,611
                                                           --------------------------
Net Interest Income                                            5,849            5,755

Provision for Loan Losses                                        162              300
                                                           --------------------------
Net Interest Income After Provision for Loan Losses            5,687            5,455
                                                           --------------------------
Noninterest Income
  Insurance sales commissions                                  1,111              702
  Brokerage commissions                                          122              206
  Customer service fees                                          573              560
  Other service charges and fees                                 164              145
  Sale of mortgage loans, net of commissions                     127               --
  Loan servicing fees                                             13               16
  Other                                                           12                6
                                                           --------------------------
         Total noninterest income                              2,122            1,635
                                                           --------------------------






See Notes to Consolidated Financial Statements.

                                                                2001             2000
                                                           --------------------------
Noninterest Expense
  Salaries and employee benefits                           $   3,248         $  3,055
  Net occupancy expense                                          588              638
  Equipment expense                                              603              620
  Data processing fees                                            76               86
  Deposit insurance premium                                       23               25
  Printing and office supplies                                   299              271
  Legal and professional fees                                    212              230
  Directors and committee fees                                   100               98
  Insurance expense                                               55               45
  Marketing and advertising expense                              188              167
  Other                                                          403              375
                                                           --------------------------
          Total noninterest expenses                           5,795            5,610
                                                           --------------------------
Income Before Income Taxes                                     2,014            1,480

Provision for Income Taxes                                       813              497
                                                           --------------------------
Net Income                                                 $   1,201         $    983
                                                           --------------------------
Other Comprehensive Income
  Unrealized appreciation (depreciation) on
    available-for-sale securities, net of
    income taxes (credit) of ($4) and $13,
    for 2001 and 2000, respectively                               (5)              18
                                                          ---------------------------
Comprehensive Income                                       $   1,196         $  1,001
                                                          ===========================
Basic Earnings per Share                                   $    1.29         $   0.92
                                                           ==========================
Diluted Earnings per Share                                 $    1.25         $   0.91
                                                           ==========================



See Notes to Consolidated Financial Statements.


GREAT AMERICAN BANCORP, INC. AND SUBSIDIARY
Consolidated Statements of Stockholders' Equity
(in thousands, except share data)

                                                                                                   Unallocated
                                                                           Accumulated               Employee    Unearned
                                                    Additional                Other                Stock Owner-  Incentive
                                            Common    Paid-in   Retained  Comprehensive  Treasury    ship Plan     Plan
                                             Stock    Capital   Earnings  Income (Loss)   Stock       Shares      Shares     Total
                                            --------------------------------------------------------------------------------------
Balance, January 1, 2000                    $   21   $ 19,968   $ 16,521    $    (13)  $(14,019)   $     (410)  $  (297)  $ 21,771
  Net income                                    --         --        983          --         --            --        --        983
  Dividends on common stock,
    $0.44 per share                             --         --       (461)         --         --            --        --       (461)
  Purchase of treasury stock,
    (185,215 shares)                            --         --         --          --     (2,551)           --        --     (2,551)
  Change in unrealized appreciation
    on available-for-sale securities
    net of income taxes of $13                  --         --         --          18         --            --        --         18
  Employee stock ownership plan
    shares allocated (21,238 shares)            --         71         --          --         --           213        --        284
  Incentive plan shares
    earned (13,249 shares)                      --         (3)        --          --         --            --       191        188
                                            --------------------------------------------------------------------------------------
Balance, December 31, 2000                  $   21   $ 20,036   $ 17,043    $      5   $(16,570)   $     (197)  $  (106)  $ 20,232
  Net income                                    --         --      1,201          --         --            --        --      1,201
  Dividends on common stock
    $.44 per share                              --         --       (406)         --         --            --        --       (406)
  Purchase of treasury stock,
    (171,333 shares)                            --         --         --          --     (2,823)           --        --     (2,823)
  Change in unrealized depreciation
    on available-for-sale securities
    net of income tax credit of ($4)            --         --         --          (5)        --            --        --         (5)
  Employee stock ownership plan
   shares allocated (19,748 shares)             --        128         --          --         --           197        --        325
  Incentive plan shares
   earned (2,367 shares)                        --          1         --          --         --            --        34         35
                                            --------------------------------------------------------------------------------------
Balance, December 31, 2001                  $   21   $ 20,165   $ 17,838    $     --   $(19,393)   $       --   $   (72)  $ 18,559
                                            ======================================================================================

See Notes to Consolidated Financial Statements

GREAT AMERICAN BANCORP, INC. AND SUBSIDIARY
Consolidated Statements of Cash Flows
Years Ended December 31, 2001 and 2000
(in thousands)
                                                                2001              2000
                                                            --------------------------
Operating Activities
Net income                                                  $  1,201          $    983
Items not requiring (providing) cash
  Depreciation expense                                           592               630
  Amortization of goodwill                                        44                43
  Provision for loan losses                                      162               300
  Amortization of premiums and discounts on securities            --                 1
  Amortization of loan servicing rights                            5                 5
  Amortization of deferred loan fees                             (34)              (20)
  Deferred income taxes                                           48               (82)
  Federal Home Loan Bank stock dividends                         (65)              (45)
  Employees stock ownership plan compensation expense            325               284
  Incentive plan expense                                          35               188
  Net gains on sales of loans                                   (127)               --
  Loans originated for sale                                   (7,692)               --
  Proceeds from sales of loans                                 5,476                --
  Changes in
    Accrued interest receivable                                   80               (19)
    Income taxes receivable                                      116                22
    Prepaid expenses and other assets                            (29)             (246)
    Interest payable                                              11                31
    Other liabilities                                            (54)                2
    Income taxes payable                                          23                --
                                                            --------------------------
        Net cash provided by operating activities                117             2,077
                                                            --------------------------
Investing Activities
  Net originations of loans                                  (10,460)           (5,283)
  Purchase of premises and equipment                            (152)             (243)
  Proceeds from maturities of
    available-for-sale securities                              3,000                --
  Proceeds from maturities of
    held-to-maturity securities                                  425               100
  Proceeds from paydowns of mortgage backed securities           672               209
  Purchase of Federal Home Loan Bank stock                      (211)              (78)
                                                            --------------------------
        Net cash used by investing activities                 (6,726)           (5,295)
                                                            --------------------------
Financing Activities
  Net increase in demand deposits, money market,
    NOW and savings accounts                                   5,853             3,825
  Net decrease in certificates of deposit                     (1,998)           (2,985)
  Repayment of Federal Home Loan Bank advances                (7,000)           (3,000)
  Proceeds from Federal Home Loan Bank advances               13,500             9,000
  Dividends paid                                                (421)             (480)
  Purchase of treasury stock                                  (2,823)           (2,551)
  Net increases in advances from borrowers
    for taxes and insurance                                       21                39
                                                            --------------------------
        Net cash provided by financing activities              7,132             3,848
                                                            --------------------------
Increase in Cash and Cash Equivalents                            523               630

Cash and Cash Equivalents, Beginning of Year                  10,643            10,013
                                                            --------------------------
Cash and Cash Equivalents, End of Year                      $ 11,166          $ 10,643
                                                            ==========================
Supplemental Cash Flows Information
  Interest paid                                             $  5,847          $  5,580
  Income taxes paid (net of refunds)                             626               600

See Notes to Consolidated Financial Statements.


GREAT AMERICAN BANCORP, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
December 31, 2001 and 2000
(Table dollar amounts in thousands, except share data)

Note 1:  Nature of Operations and Summary of Significant Accounting Policies

Nature of Operations

Great American Bancorp, Inc. ("Company") is a thrift holding company whose principal activity is the ownership and management of First Federal Savings Bank of Champaign-Urbana ("Bank"). The Bank operates under a federal savings charter and provides full banking and mortgage services to individual and corporate customers in Champaign County, Illinois and surrounding counties. The Company and Bank are subject to regulation by certain federal agencies and undergo periodic examinations by those regulatory authorities. The Company and Bank are subject to competition from other financial institutions.

The Bank's subsidiary, Park Avenue Service Corporation ("PASC"), offers insurance and brokerage services to customers located primarily in Champaign County, Illinois and surrounding counties. GTPS Insurance Agency, a division of PASC, sells a variety of insurance products to both individuals and businesses, including life, health, auto, property and casualty insurance. PASC also provides full service brokerage activities through a third-party broker-dealer and engages in the sale of tax deferred annuities. The revenue generated by PASC is dependent upon maintaining relationships with the current insurance and brokerage providers.

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary, the Bank, and the Bank's wholly-owned subsidiary, PASC. All significant intercompany accounts and transactions have been eliminated in consolidation.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Material estimates that are particularly susceptible to significant change relate to the determination of the allowance for loan losses. In connection with the determination of the allowance for loan losses, management obtains independent appraisals for significant properties.

Cash Equivalents

The Company considers all liquid investments with original maturities of three months or less to be cash equivalents. At December 31, 2001 and 2000, cash equivalents consisted of interest-bearing demand deposits held primarily at the Federal Home Loan Bank and in a money market fund.


Securities

Available-for-sale securities, which include any security for which the Company has no immediate plan to sell but which may be sold in the future, are carried at fair value. Realized gains and losses, based on amortized cost of the specific security, are included in other income. Unrealized gains and losses are recorded, net of related income tax effects, in stockholders' equity. Premiums and discounts are amortized and accreted, respectively, to interest income using the level-yield method over the period to maturity.

Held-to-maturity securities, which include any security for which the Company has the positive intent and ability to hold until maturity, are carried at historical cost adjusted for amortization of premiums and accretion of discounts. Premiums and discounts are amortized and accreted, respectively, to interest income using the level-yield method over the period to maturity.

Interest and dividends on investments in debt and equity securities are included in income when earned.

Mortgage Loans Held for Sale

Mortgage loans held for sale are carried at the lower of cost or fair value, determined using an aggregate basis. Write-downs to fair value are recognized as a charge to earnings at the time the decline in value occurs. Gains and losses resulting from sales of mortgage loans are recognized when the respective loans are sold to investors. Gains and losses are determined by the difference between the selling price and the carrying amount of the loans sold, net of discounts collected or paid and considering a normal servicing rate.

Loans

Loans are carried at the principal amount outstanding. Interest income is accrued on the principal balances of loans. Certain loan fees and direct costs are deferred and amortized as an adjustment of yield on the loans.

Allowance for Loan Losses

The allowance for loan losses is established as losses are estimated to have occurred through a provision for loan losses charged to earnings. Loan losses are charged against the allowance when management believes the uncollectibility of a loan balance is confirmed. Subsequent recoveries, if any, are credited to the allowance.

The allowance for loan losses is evaluated on a regular basis by management and is based upon management's periodic review of the collectibility of the loans in light of historical experience, the nature and volume of the loan portfolio, adverse situations that may affect the borrower's ability to repay, estimated value of any underlying collateral and prevailing economic conditions. This evaluation is inherently subjective as it requires estimates that are susceptible to significant revision as more information becomes available.

A loan is considered impaired when, based on current information and events, it is probable that the Bank will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement. Factors considered by management in determining impairment include payment status, collateral value and the probability of collecting scheduled principal and interest payments when due. Loans that experience insignificant payment delays and payment shortfalls generally are not classified as impaired. Management determines the significance of payment delays and payment shortfalls on a case-by-case basis, taking into consideration all of the circumstances surrounding the loan and the borrower, including the length of the delay, the reasons for the delay, the borrower's prior payment record and the amount of the shortfall in relation to the principal and interest owed. Impairment is measured on a loan-by-loan basis for commercial and construction loans by either the present value of expected future cash flows discounted at the loan's effective interest rate, the loan's obtainable market price or the fair value of the collateral if the loan is collateral dependent.

Large groups of smaller balance homogenous loans are collectively evaluated for impairment. Accordingly, the Company does not separately identify individual consumer and residential loans for impairment disclosures.

Premises and Equipment

Depreciable assets are stated at cost less accumulated depreciation. Depreciation is charged to expense using the straight-line method over the estimated useful lives of the assets. Leasehold improvements are capitalized and depreciated using the straight-line method over the terms of the respective leases or the estimated useful lives of the improvements, whichever is shorter.

Goodwill

Goodwill is being amortized on the straight-line basis over fifteen years. Such assets are periodically evaluated as to the recoverability of their carrying value.

Federal Home Loan Bank Stock

Federal Home Loan Bank stock is a required investment for institutions that are members of the Federal Home Loan Bank system. The required investment in the common stock is based on a predetermined formula.

Fee Income

Loan origination fees, net of direct origination costs, are recognized as income using the level-yield method over the term of the loans. Loan servicing income represents fees earned for servicing real estate mortgage loans owned by various investors.

Loan Servicing

The cost of mortgage-servicing rights acquired is amortized in proportion to, and over the period of, estimated net servicing revenues. Impairment of mortgage-servicing rights is assessed based on the fair value of those rights. Fair values are estimated using discounted cash flows based on a current market interest rate. For purposes of measuring impairment, the rights are stratified based on the predominant risk characteristics of the underlying loans. The predominant characteristic currently used for stratification is type of loan. The amount of impairment recognized is the amount by which the capitalized mortgage servicing rights for a stratum exceed their fair value.


Incentive Plan

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

Stock options are granted for a fixed number of shares to employees with an exercise price equal to the fair value of the shares at the date of grant. The Company accounts for stock option grants in accordance with APB Opinion No. 25, "Accounting for Stock Issued to Employees," and accordingly, recognizes no compensation expense for the stock option grants.

Postretirement Benefits

The Company is recognizing the transition obligation using the straight-line method over the plan participants' remaining average future service period.

Income Taxes

Deferred tax liabilities and assets are recognized for the tax effects of differences between the financial statement and tax bases of assets and liabilities. The Company files consolidated income tax returns with its subsidiary.

Treasury Stock

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

Reclassifications

Certain reclassifications have been made to the 2000 financial statements to conform to the 2001 financial statement presentation. These reclassifications had no effect on net earnings.

Note 2:  Restriction on Cash and Due from Banks

The Bank is required to maintain reserve funds in cash and/or on deposit with the Federal Reserve Bank. The reserve required at December 31, 2001 was $1,050,000.

Note 3:  Investments

Available-for-Sale Securities

The amortized cost and approximate fair values of securities classified as available for sale are as follows:

                                                            December 31, 2000
                                           ---------------------------------------------------
                                                          Gross          Gross     Approximate
                                           Amortized    Unrealized     Unrealized      Fair
                                              Cost        Gains         (Losses)       Value
                                           ---------------------------------------------------
U.S. government agencies                   $   3,000     $     10      $      (1)     $  3,009
                                           ---------------------------------------------------
                                           $   3,000     $     10      $      (1)     $  3,009
                                           ===================================================

Held-to-Maturity Securities

The amortized cost and approximate fair values of securities classified as held-to-maturity are as follows:

                                                            December 31, 2001
                                           ---------------------------------------------------
                                                          Gross          Gross     Approximate
                                           Amortized    Unrealized     Unrealized      Fair
                                              Cost        Gains         (Losses)       Value
                                           ---------------------------------------------------
Mortgage-backed securities                 $   2,056     $     34      $      --      $  2,090
                                           ---------------------------------------------------
                                           $   2,056     $     34      $      --      $  2,090
                                           ===================================================
                                                            December 31, 2000
                                           ---------------------------------------------------
                                                          Gross          Gross     Approximate
                                           Amortized    Unrealized     Unrealized      Fair
                                              Cost        Gains         (Losses)       Value
                                           ---------------------------------------------------
Mortgage-backed securities                 $   2,728     $     --      $     (37)     $  2,691
State and political subdivisions                 425           --             --           425
                                           ---------------------------------------------------
                                           $   3,153     $     --      $     (37)     $  3,116
                                           ===================================================


The Company did not hold any securities of a single issuer, payable from and secured by the same source of revenue or taxing authority, the book value of which exceeded 10% of stockholders' equity at December 31, 2001.

Note 4:  Loans and Allowance for Loan Losses

Categories of loans at December 31, 2001 and 2000, include:

                                                      2001              2000
                                                  --------------------------
First mortgage loans (principally conventional)
  Principal balances
    Secured by one-to-four-family residences      $ 81,725         $  77,064
    Secured by other properties                     36,366            37,230
    Construction loans                               3,907             1,221
                                                  --------------------------
                                                   121,998           115,515
  Less
    Net deferred loan origination fees                 (68)              (63)
                                                  --------------------------
    Total first mortgage loans                     121,930           115,452
                                                  --------------------------
Commercial and consumer loans
  Principal balances
    Commercial                                       9,553             6,569
    Consumer                                        12,620            11,599
                                                  --------------------------
    Total commercial and consumer loans             22,173            18,168
                                                  --------------------------
    Total loans                                    144,103           133,620

Less allowance for loan losses                      (1,040)             (889)
                                                  --------------------------
                                                  $143,063         $ 132,731
                                                  ==========================

Information on impaired loans as of December 31, 2001 and 2000 is summarized as follows:

2001 2000
                                                  --------------------------
Impaired loans with an allowance                  $     47           $   406
Allowance for impaired loans (included in the
 Company's allowance for loan losses)                    9                48

                                                           For the Year
                                                        Ended December 31
                                                      2001              2000
                                                  --------------------------
Average balance of impaired loans                 $    175         $     496
Interest income recognized on impaired loans             7                13
Cash-basis interest included above                       7                13

Activity in the allowance for loan losses was as follows:

2001 2000
                                                  --------------------------
  Balance, beginning of year                      $    889         $     703
  Provision charged to expense                         162               300
  Losses charged off, net of recoveries
    of $8 for 2001 and $17 for 2000                    (11)             (114)
                                                  --------------------------
  Balance, end of year                            $  1,040         $     889
                                                  ==========================

Note 5:  Premises and Equipment

Major classifications of premises and equipment, stated at cost, are as follows:

                                                      2001              2000
                                                  --------------------------
Land                                              $  1,545         $   1,545
Buildings and improvements                           5,252             5,233
Leasehold improvements                                 867               867
Equipment                                            3,513             3,380
                                                  --------------------------
                                                    11,177            11,025
Less accumulated depreciation                       (4,815)           (4,223)
                                                  --------------------------
    Net premises and equipment                    $  6,362         $   6,802
                                                  ==========================

Note 6:  Leases

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

The total minimum lease commitment at December 31, 2001 under these leases is $275,000 which is due as follows:

                                   Lease          Rent from        Net Lease
                                  Payments        Sublease          Payment
                                  ------------------------------------------
Years ending December 31
 2002                             $     58        $     30         $      28
 2003                                   58              30                28
 2004                                   58              30                28
 2005                                   18              30               (12)
 2006                                   18              30               (12)
During the remaining lease term         65             109               (44)
                                  ------------------------------------------
    Total                         $    275        $    259         $      16
                                  ==========================================
Total rent expense was $58,000 for both of the years ended December 31, 2001 and 2000.

Note 7:  Loan Servicing

Mortgage loans serviced for others are not included in the accompanying consolidated balance sheets. The unpaid principal balances of mortgage loans serviced for others was $9,146,000 and $5,188,000 at December 31, 2001 and December 31, 2000, respectively.

Custodial escrow balances maintained in connection with the foregoing loan servicing, and included in demand deposits, were approximately $33,000 and $12,000 at December 31, 2001 and 2000, respectively.

Information on mortgage servicing rights is presented below:

                                                      2001              2000
                                                  --------------------------
Mortgage Servicing Rights
 Balance, beginning of year                       $      5         $      10
 Servicing rights capitalized                           51                --
 Amortization of servicing rights                       (5)               (5)
                                                  --------------------------
 Balance, end of year                             $     51         $       5
                                                  ==========================

Note 8:  Deposits

Deposits in denominations of $100,000 or more were $20,364,000 on December 31, 2001 and $18,076,000 on December 31, 2000.

At December 31, 2001, the scheduled maturities of time deposits are as follows:

   2002                                                            $  47,721
   2003                                                               12,447
   2004                                                                3,897
   2005                                                                3,668
   2006                                                                  843
   Thereafter                                                            774
                                                                   ---------
                                                                   $  69,350
                                                                   =========

Note 9:  Income Taxes

The provision for income taxes includes these components:

                                                      2001              2000
                                                  --------------------------
 Taxes currently payable
   Federal                                        $    630         $     564
   State                                               135                15
 Deferred income taxes
   Federal                                              39               (67)
   State                                                 9               (15)
                                                  --------------------------
      Income tax expense                          $    813         $     497
                                                  ==========================
A reconciliation of income tax expense at the statutory rate to the Company's actual income tax expense is shown below:

                                                      2001              2000
                                                  --------------------------
  Computed at the statutory rate (34%)            $    685         $     503
  Increase (decrease) resulting from
     State income taxes                                 95                --
     Allocating ESOP shares                             31                17
     Other                                               2               (23)
                                                  --------------------------
      Actual tax expense                          $    813         $     497
                                                  ==========================

The tax effects of temporary differences related to deferred taxes shown on the balance sheets were:

                                                      2001              2000
                                                  --------------------------
Deferred tax assets
 Allowance for loan losses                        $    381         $     311
 Deferred compensation                                 251               253
 Postretirement benefit obligation                      82                66
 Deferred loan fees                                     17                13
 Other                                                  --                50
                                                   --------------------------
                                                       731               693
                                                   --------------------------
Deferred tax liabilities
 Federal Home Loan Bank stock basis                    (69)              (38)
 Depreciation                                         (538)             (518)
 Mortgage servicing rights                             (20)               (2)
 Unrealized gains on available-for-sale securities      --                (4)
 Other                                                 (23)               (6)
                                                  --------------------------
                                                      (650)             (568)
                                                  --------------------------
      Net deferred tax asset                      $     81         $     125
                                                  ==========================

Retained earnings at December 31, 2001 and 2000 include approximately $4,300,000 for which no deferred income tax liability has been recognized. This amount represents an allocation of income to bad debt deductions as of December 31, 1987 for tax purposes only. Reduction of amounts so allocated for purposes other than tax bad debt losses or adjustments arising from carryback of net operating losses would create income for tax purposes only, which income would be subject to the then-current corporate income tax rate. The deferred income tax liability on the preceding amount that would have been recorded if they were expected to reverse into taxable income in the foreseeable future was approximately $1,669,000 at December 31, 2001 and 2000.


Note 10:  Federal Home Loan Bank Advances

Federal Home Loan Bank advances at December 31, 2001 and 2000 were as follows:

                                                      2001              2000
                                                  --------------------------
Federal Home Loan Bank advances, variable
 and fixed rates, (3.80% to 6.00% at
 December 31, 2001) due at various dates
 through October, 2011                            $ 20,500         $  14,000
                                                  ==========================

Aggregate annual maturities of Federal Home Loan Bank advances at December 31, 2001, are:

2002                                                               $   6,000
2006                                                                   1,500
Thereafter                                                            13,000
                                                                   ---------
                                                                   $  20,500
                                                                   =========

The $1,500,000 advance maturing in 2006 is callable on a one-time basis by the Federal Home Loan Bank in March 2002 and has a rate of 4.48%. The Company also has a $5,000,000 advance maturing in 2008 and an additional $5,000,000 advance maturing in 2011 that are both callable on a quarterly basis. The rate on the $5,000,000 advance maturing in 2008 is 4.30% and the rate on the $5,000,000 advance maturing in 2011 is 4.55%. A $3,000,000 advance maturing in 2011 is also callable on a one-time basis in September 2004 and has a rate of 3.80%.

Note 11:  Regulatory Matters

The Bank is subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Bank's financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Bank must meet specific capital guidelines that involve quantitative measures of the Bank's assets, liabilities, and certain off-balance-sheet items as calculated under regulatory accounting practices. The Bank's capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings and other factors.

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the table below) of total and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier I capital (as defined) to average assets (as defined). Management believes, as of December 31, 2001 and 2000, that the Bank meets all capital adequacy requirements to which it is subject.

As of December 31, 2001, the most recent notification from the Office of Thrift Supervision categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Bank must maintain minimum total risk-based, Tier I risk-based and Tier I leverage ratios as set forth in the table. There are no conditions or events since that notification that management believes have changed the Bank's category.

The Bank's actual capital amounts and ratios are also presented in the table.

                              ------------------------------------------------------------------
                                                                          To Be Well Capitalized
                                                For Capital Adequacy     Under Prompt Corrective
                                   Actual            Purposes               Action Provisions
                              ------------------------------------------------------------------
                               Amount   Ratio      Amount   Ratio             Amount   Ratio
                              ------------------------------------------------------------------
As of December 31, 2001
Total Capital
 (to Risk-Weighted Assets)   $ 10,825   10.9%      $ 7,934   8.0%            $ 9,918   10.0%

Tier 1 Capital
 (to Risk-Weighted Assets)      9,790    9.9         3,967   4.0               5,951    6.0

Tier 1 Capital
 (to Average Assets)            9,790    6.1         6,404   4.0               8,006    5.0

Tangible Capital
 (to Adjusted Total Assets)     9,790    6.1         2,401   1.5                        N/A


As of December 31, 2000
Total Capital
 (to Risk-Weighted Assets)   $ 10,589   11.9%      $ 7,137   8.0%            $ 8,921   10.0%

Tier 1 Capital
 (to Risk-Weighted Assets)      9,728   10.9         3,568   4.0               5,352    6.0

Tier 1 Capital
 (to Average Assets)            9,728    6.5         6,019   4.0               7,524    5.0

Tangible Capital
 (to Adjusted Total Assets)     9,728    6.5         2,257   1.5                        N/A



The Bank is subject to certain restrictions on the amount of dividends that it may declare without prior regulatory approval. At December 31, 2001, there were no retained earnings available for dividend declaration without prior regulatory approval.

Note 12:  Related Party Transactions

At December 31, 2001 and 2000, the Company had loans outstanding to executive officers, directors and companies in which the Company's executive officers or directors were principal owners in the amount of $1,297,000 and $1,399,000, respectively.


The aggregate amount of loans, as defined, to such related parties were as follows:

Balances, January 1, 2001                                          $   1,399
Change in composition of related parties                                (181)
New loans, including renewals                                            844
Payments, etc.                                                          (765)
                                                                   ---------
 Balances, December 31, 2001                                       $   1,297
                                                                   =========

In management's opinion, such loans and other extensions of credit and deposits were made in the ordinary course of business and were made on substantially the same terms (including interest rates and collateral) as those prevailing at the time for comparable transactions with other persons. Further, in management's opinion, these loans did not involve more than normal risk of collectibility or present other unfavorable features.

Deposits from related parties held by the Company at December 31, 2001 and 2000 totaled $513,000 and $646,000, respectively.

Note 13:  Employee Benefit Plans

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

The ESOP shares are held in trust and allocated to ESOP participants based on the interest and principal payments made by the ESOP on the loan from the Company. The loan, which was repaid during 2001, was secured by shares purchased with the loan proceeds and was repaid by the ESOP with funds from the Company's discretionary contributions to the ESOP and earnings on ESOP assets. Dividends on unallocated ESOP shares were applied to reduce the loan. Principal payments occurred in even annual amounts over a seven year period.

During the year ended December 31, 2001, 19,748 shares of stock with an average fair value of $16.46 were committed to be released, resulting in ESOP compensation expense of $325,000. During the year ended December 31, 2000, 21,238 shares of stock with an average fair value of $13.37 were committed to be released, resulting in ESOP compensation expense of $284,000.

The following table reflects the shares held by the plan as of and for the years ended December 31, 2001 and 2000:

                                                      2001              2000
                                                 ---------------------------
Shares earned by participants                      164,220           144,472
Shares distributed to participants                 (24,752)          (17,660)
Unallocated shares                                      --            19,748
                                                 ---------------------------
    Total ESOP shares                              139,468           146,560
                                                 ===========================
Fair value of unallocated shares                  $     --         $     267
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

The Incentive Plan covers key employees and directors and is authorized to acquire and grant as stock awards 82,110 shares of the Company's common stock or 4 percent of the shares issued in the Company's initial public offering. The 82,110 shares were acquired in 1997 by funds contributed by the Company. Participants in the Incentive Plan vest at a rate of 20 percent per year commencing one year after the date such shares are granted. In the event of a change in control or death or disability, all unvested stock awards would vest immediately.

The following is a summary of the status of the stock awards and changes in the stock awards as of and for the years ended December 31, 2001 and 2000:

                                                      2001              2000
                                                  --------------------------
Stock Awards:                                       Shares            Shares
                                                  --------------------------
Outstanding, beginning of year                      15,139            30,391
Granted                                              1,200                --
Distributed                                        (14,050)          (14,652)
Forfeited                                               --              (600)
                                                  --------------------------
Outstanding, end of year                             2,289            15,139
Shares available for future stock awards             3,829             5,029
                                                  --------------------------
    Total stock awards                               6,118            20,168
                                                  ==========================

During the year ended December 31, 2001, 2,367 shares representing stock awards were earned by participants and resulted in compensation expense of $35,000. For the year ended December 31, 2000, 13,249 shares were earned and resulted in compensation expense of $188,000. The shares forfeited in 2000 were shares that would have been earned by the participants in subsequent years.

Note 14:  Stock Option Plan

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


The following is a summary of the status of the Company's stock option plan and changes in that plan as of and for the years ended December 31, 2001 and 2000:

                                                           2001                    2000
                                                    --------------------------------------------
                                                               Weighted                Weighted
                                                                Average                 Average
                                                               Exercise                Exercise
Options:                                             Shares      Price        Shares     Price
                                                    --------------------------------------------
Outstanding, beginning of year                      180,101    $ 14.22       187,601    $ 14.21
Granted                                               2,800      15.94            --         --
Exercised                                                --         --            --         --
Forfeited                                                --         --        (7,500)     14.00
                                                    -------                  -------
Outstanding, end of year                            182,901    $ 14.25       180,101    $ 14.22
                                                    =======                  =======
Options exercisable at
  year end                                          176,745                  142,124
Weighted-average fair value of
  Options granted during the year                              $  3.46                  $    --


As of December 31, 2001, the 182,901 options outstanding have exercise prices ranging from $14.00 to $16.38 and a weighted-average remaining contractual life of 4.3 years.

Although the Company has elected to follow APB No. 25, SFAS No. 123 requires pro forma disclosures of net income and earnings per share as if the Company had accounted for its stock options under that Statement. For options granted in 2001, the fair value of each option grant was estimated on the grant date using an option-pricing model with the following assumptions:

                                                                        2001
                                                                   ---------
Risk-free interest rates                                                4.32%
Dividend yields                                                         2.76%
Volatility factors of expected market price of common stock            18.00%
Weighted-average expected life of the options (years)                  10.00

Under SFAS No. 123, compensation cost is recognized in the amount of the estimated fair value of the options and amortized to expense over the options' vesting period. The pro forma effect on net income and earnings per share of this statement are as follows:

                                                      2001              2000
                                                  --------------------------
Net income                        As reported     $  1,201         $     983
                                  Pro forma          1,163               849

Basic earnings per share          As reported     $   1.29         $    0.92
                                  Pro forma           1.25              0.80

Diluted earnings per share        As reported     $   1.25         $    0.91
                                  Pro forma           1.21              0.79




Note 15:  Postretirement Plan

The Company sponsors a defined-benefit postretirement plan that covers both salaried and nonsalaried employees. The following table sets forth the plan's funded status, and amounts recognized in the consolidated financial statements as of December 31, 2001 and 2000:

                                                      2001              2000
                                                  --------------------------
Change in benefit obligation
  Benefit obligation at beginning of year         $    264         $     228
  Service cost                                          22                16
  Interest cost                                         19                16
  Actuarial gain                                        12                11
  Benefits paid                                         (9)               (7)
                                                  --------------------------
  Benefit obligation at end of year                    308               264
                                                  --------------------------
Change in plan assets
  Fair value of plan assets at
     end of year                                        --                --
                                                  --------------------------
  Funded status                                       (308)             (264)
  Unrecognized net actuarial gain                      (10)              (22)
  Unrecognized transition liability                    107               115
                                                  --------------------------
  Accrued benefit cost                            $   (211)         $   (171)
                                                  ==========================
Components of net periodic benefit cost
  Service cost                                          22                16
  Interest cost                                         19                16
  Amortization of prior service cost                     8                 8
                                                  --------------------------
  Net periodic benefit cost                       $     49         $      40
                                                  ==========================

The assumed health care cost trend rate used in measuring the accumulated postretirement benefit obligation was 9 percent, gradually declining to 5 percent in the year 2005.

The weighted average discount rate used in determining the accumulated postretirement benefit obligation was 7.25 percent in 2001 and 2000.

Assumed health care cost trend rates have a significant effect on the amounts reported for the health care plans. A one percentage-point change in assumed health care cost trend rates would have the following effects:

                                                     One Percentage Point
                                                  --------------------------
                                                  Increase          Decrease
                                                  --------------------------
Effect on total service components                $     17         $      (6)
Effect on postretirement benefit obligation             69               (52)






Note 16:  Deferred Compensation

The Company has a deferred compensation plan for its directors whereby each director may elect to defer his annual fees. For the years ended December 31, 2001 and 2000, fees deferred totaled $42,000 and $54,000, interest expense related to this plan was $34,000 and $40,000, and payments to directors totaled $80,000 in 2001 and $53,000 in 2000.


Note 17:  Business Industry Segments

The Company's primary business involves the typical banking services of generating loans and receiving deposits. Through PASC, the Company also provides insurance and brokerage services to customers. The following schedule is a summary of selected data for the Company's various business segments:

                                           Insurance/
                                Banking    Brokerage
                                Services   Services      Company     Eliminations    Total
                              -------------------------------------------------------------
2001
  Total interest income        $ 11,707    $     --     $ 11,707      $    --     $ 11,707
  Total noninterest income          923       1,239        2,162          (40)       2,122
  Total interest expense          5,858          --        5,858           --        5,858
  Total noninterest expense       4,897         938        5,835          (40)       5,795
  Income before income tax        1,713         301        2,014           --        2,014
  Income tax expense                690         123          813           --          813
  Net income                      1,023         178        1,201           --        1,201
  Total assets                  168,516         968      169,484       (1,139)     168,345


2000
  Total interest income        $ 11,366    $     --     $ 11,366      $    --     $ 11,366
  Total noninterest income          747         908        1,655          (20)       1,635
  Total interest expense          5,611          --        5,611           --        5,611
  Total noninterest expense       4,946         684        5,630          (20)       5,610
  Income before income tax        1,256         224        1,480           --        1,480
  Income tax expense                404          93          497           --          497
  Net income                        852         131          983           --          983
  Total assets                  159,545         888      160,433         (756)     159,677


</TABLE

Note 18:  Earnings per share


Earnings per share (EPS) were computed as follows:

                                                        Year Ended December 31, 2001
                                                  ---------------------------------------
                                                                   Weighted
                                                                    Average     Per Share
                                                    Income          Shares        Amount
                                                  ---------------------------------------
Basic earnings per share
  Income available to common stockholders          $  1,201         929,350     $   1.29

Effect of dilutive securities
  Stock options                                                      24,477
  Unearned incentive plan shares                                      6,106
                                                  -------------------------
Diluted earnings per share
  Income available to common stockholders
   and assumed conversions                         $  1,201         959,933     $   1.25
                                                  =======================================


                                                        Year Ended December 31, 2000
                                                  ---------------------------------------
                                                                   Weighted
                                                                    Average     Per Share
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

Note 19:  Fair Values of Financial Instruments

The following table presents estimated fair values of the Company's financial instruments. The fair values of certain of these instruments were calculated by discounting expected cash flows, which method involves significant judgments by management and uncertainties. Fair value is the estimated amount at which financial assets or liabilities could be exchanged in a current transaction between willing parties, other than in a forced or liquidation sale. Because no market exists for certain of these financial instruments and because management does not intend to sell these financial instruments, the Company does not know whether the fair values shown below represent values at which the respective financial instruments could be sold individually or in the aggregate.



                                            December 31, 2001         December 31, 2000
                                         -----------------------------------------------
                                            Carrying     Fair         Carrying     Fair
                                             Amount      Value         Amount      Value
                                         -----------------------------------------------
Financial assets
  Cash and cash equivalents              $   11,166    $ 11,166     $  10,643   $ 10,643
  Available-for-sale securities                  --          --         3,009      3,009
  Held-to-maturity securities                 2,056       2,090         3,153      3,116
  Mortgage loans held for sale                2,343       2,346            --         --
  Interest receivable                           789         789           869        869
  Loans, net of allowance for
    loan losses                             143,063     144,665       132,731    133,794
  Federal Home Loan Bank stock                1,166       1,166           890        890
  Cash surrender value of life insurance        251         251           237        237

Financial liabilities
  Deposits                                  127,540     127,157       123,685    123,675
  Federal Home Loan Bank advances            20,500      21,682        14,000     13,902
  Advances from borrowers for taxes
    and insurance                               319         319           298        298
  Interest payable                               91          91            80         80
  Unrecognized financial
    instruments (net of contract
    amount)
     Commitments to extend credit                --          --            --         --
     Letters of credit                           --          --            --         --
     Lines of credit                             --          --            --         --


The following methods and assumptions were used to estimate the fair value of each class of financial instruments.

Cash and Cash Equivalents -- For these short-term instruments, the carrying amount approximates fair value.

Investment Securities -- Fair values for investment securities equal quoted market prices, if available. If quoted market prices are not available, fair value is estimated based on quoted market prices of similar securities.

Mortgage Loans Held for Sale -- For homogeneous categories of loans, such as mortgage loans held for sale, fair value is estimated using the quoted market prices for securities backed by similar loans, adjusted for differences in loan characteristics.

Loans -- The fair value of loans is estimated by discounting the future cash flows using the current rates at which similar loans would be made to borrowers with similar credit ratings and for the same remaining maturities. Loans with similar characteristics were aggregated for purposes of the calculations. The carrying amount of accrued interest approximates its fair value.

Federal Home Loan Bank stock -- Fair value of Federal Home Loan Bank stock is based on the price at which it may be resold to the Federal Home Loan Bank.

Cash Surrender Value of Life Insurance -- Fair values are based on estimated net realizable value.

Deposits -- The fair value of demand deposits, savings accounts, NOW accounts, and certain money market deposits is the amount payable on demand at the reporting date, i.e., their carrying amount. The fair value of fixed-maturity time deposits is estimated using a discounted cash flow calculation that applies the rates currently offered for deposits of similar remaining maturities. The carrying amount of accrued interest payable approximates its fair value.

Federal Home Loan Bank Advances -- The fair value of these borrowings are estimated using a discounted cash flow calculation, based on current rates for similar debt.

Advances from Borrowers for Taxes and Insurance -- The fair value of advances from borrowers for taxes and insurance approximates carrying value.

Commitments to Extend Credit, Letters of Credit and Lines of Credit -- The fair value of commitments is estimated using the fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the present creditworthiness of the counterparties. For fixed-rate loan commitments, fair value also considers the difference between current levels of interest rates and the committed rates. The fair value of letters of credit and lines of credit is based on fees currently charged for similar agreements or on the estimated cost to terminate or otherwise settle the obligations with the counterparties at the reporting date.

Note 20:  Significant Estimates and Concentrations

Generally accepted accounting principles require disclosure of certain significant estimates and current vulnerabilities due to certain concentrations. Estimates related to the allowance for loan losses are reflected in the footnote regarding loans. Assumptions used in the postretirement benefit obligation estimate are reflected in the footnote regarding the postretirement plan. Current vulnerabilities due to certain concentrations of credit risk are discussed in the footnote on commitments and credit risk.

Note 21:  Commitments and Credit Risk

The Company generates commercial, mortgage and consumer loans and receives deposits from customers located primarily in Champaign County, Illinois and surrounding counties. The Company's loans are generally secured by specific items of collateral including real property, consumer assets and business assets. Although the Company has a diversified loan portfolio, a substantial portion of its debtors' ability to honor their contracts is dependent upon economic conditions in the real estate industry in Champaign County.

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since a portion of the commitments may expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. Each customer's creditworthiness is evaluated on a case-by-case basis. The amount of collateral obtained, if deemed necessary, is based on management's credit evaluation of the counterparty. Collateral held varies, but may include accounts receivable, inventory, property, plant and equipment, commercial real estate and residential real estate.

At December 31, 2001 and 2000, the Bank had outstanding commitments to originate loans aggregating approximately $1,325,000 and $4,652,000, respectively. The commitments extended over varying periods of time with the majority being disbursed within a one-year period. Loan commitments at fixed rates of interest amounted to $850,000 and $3,100,000 at December 31, 2001 and 2000, respectively, with the remainder at floating market rates.

Mortgage loans in the process of origination represent amounts that the Bank plans to fund within a normal period of 60 to 90 days and which are intended for sale to investors in the secondary market. Total mortgage loans in the process of origination amounted to $1,182,000 at December 31, 2001. Included in mortgage loans in the process of origination were commitments to originate loans at fixed rates of interest of $448,000 at December 31, 2001. There were no mortgage loans in the process of origination at December 31, 2000.

Letters of credit are conditional commitments issued by the Bank to guarantee the performance of a customer to a third party. Those guarantees are primarily issued to support public and private borrowing arrangements, including commercial paper, bond financing and similar transactions. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loans to customers.

The Bank had total outstanding letters of credit amounting to $214,000 and $199,000, at December 31, 2001 and 2000, respectively, all with terms approximating one year.

Lines of credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Lines of credit generally have fixed expiration dates. Since a portion of the line may expire without being drawn upon, the total unused lines do not necessarily represent future cash requirements. Each customer's creditworthiness is evaluated on a case-by-case basis. The amount of collateral obtained, if deemed necessary, is based on management's credit evaluation of the counterparty. Collateral held varies but may include accounts receivable, inventory, property, plant and equipment, commercial real estate and residential real estate. Management uses the same credit policies in granting lines of credit as it does for on-balance-sheet instruments.

At December 31, 2001, the Bank had granted unused lines of credit to borrowers aggregating approximately $1,530,000 for mortgage lines, $2,640,000 for commercial lines, and $2,452,000 for open-end consumers lines, respectively. At December 31, 2000, unused lines of credit to borrowers aggregated approximately $406,000 for mortgage lines, $1,835,000 for commercial lines and $1,593,000 for open-end consumer lines.

The Company and subsidiary are also subject to claims and lawsuits which arise primarily in the ordinary course of business. It is the opinion of management that the disposition or ultimate resolution of such claims and lawsuits will not have a material adverse effect on the consolidated financial position of the Company.

The Company has a concentration of funds on deposit with the Federal Home Loan Bank totaling $5,798,000 and $3,997,000 at December 31, 2001 and 2000.

Note 22:  Future Change in Accounting Principles

The Financial Accounting Standards Board recently adopted Statement No. 142, "Goodwill and Other Intangible Assets", which addresses how goodwill and intangible assets should be accounted for at acquisition and in subsequent periods. The Company expects to apply the new Statement during 2002. The Company has not yet determined the impact of Statement No. 142 on the Company's consolidated financial position or results of operation. Goodwill amortization expense for the years ended December 31, 2001 and 2000, was $44,000 and $43,000, respectively.

GREAT AMERICAN BANCORP, INC.
SHAREHOLDER INFORMATION

Stock Listing and Price Information

The Company's common stock trades on the Nasdaq SmallCap Market under the symbol "GTPS". At December 31, 2001, 867,167 shares of the Company's common stock were held of record by 326 persons or entities, not including the number of persons or entities holding stock in nominee or street name through various brokers or banks.

The following schedule shows the high and low bid prices for each of the quarters in the years ended December 31, 2001 and 2000:

                Quarter Ended:             High        Low
              ------------------          ------      ------
             March 31, 2000             $ 13.13     $ 10.88
             June 30, 2000                15.00       12.00
             September 30, 2000           15.00       11.75
             December 31, 2000            15.00       13.00
             March 31, 2001               16.38	      12.63
             June 30, 2001                16.12       14.12
             September 30, 2001           17.76       15.37
             December 31, 2001            23.37       17.25


At December 31, 2001 the closing price of a common share was $22.72. Such prices do not necessarily reflect retail markups, markdowns, or commissions. During the years ended December 31, 2001 and 2000, the Company declared dividends as follows:

  Date Declared          Record Date          Payable Date        Amount
----------------      -----------------    -----------------      ------
February 14, 2000    March 15, 2000         April 3, 2000        $  .11
May 8, 2000          June 15, 2000          July 3, 2000            .11
August 14, 2000      September 15, 2000     October 2, 2000         .11
November 13, 2000    December 15, 2000      January 2, 2001         .11
February 12, 2001    March 15, 2001         April 2, 2001           .11
May 14, 2001         June 15, 2001          July 2, 2001            .11
August 13, 2001      September 15, 2001     October 1, 2001         .11
November 19, 2001    December 14, 2001      January 2, 2002         .11
                                                                 -------
                                                                 $  .88
                                                                 =======



Investor Information

Stockholders, investors and analysts interested in additional information may contact:

Jane F. Adams
Chief Financial Officer
Great American Bancorp, Inc.
1311 S. Neil Street
Champaign, IL  61820

Annual Report on Form 10-KSB

A copy of the annual report on Form 10-KSB for the fiscal year ended December 31, 2001, which has been filed with the Securities and Exchange Commission is available to stockholders (excluding exhibits) at no charge, upon written request to the above address.

Corporate Counsel

Muldoon Murphy and Faucette LLP
5101 Wisconsin Avenue N.W.
Washington, D C  20016

Independent Accountants

BKD, LLP
225 N. Water, Suite 400
Decatur, IL  62525

Annual Meeting of Stockholders

The Annual Meeting of Stockholders of Great American Bancorp, Inc. will be held at 9:30 a.m. April 23, 2002 at:

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

GREAT AMERICAN BANCORP, INC.
DIRECTORS AND EXECUTIVE OFFICERS

Great American Bancorp, Inc. Directors and Executive Officers

  Ronald E. Guenther, Chairman of the Board of the Company
    Athletic Director, University of Illinois

  Clinton C. Atkins, Director
    Chairman of Hobbico Inc., a hobby retailer and supplier, and owner of The
      Atkins Group, North Point Development, all real estate concerns.

  Ronald Kiddoo, Director
    Chairman of the Board and Chief Investment Officer, Cozad Asset
      Management,Inc., an investment advisory concern.

  George R. Rouse, Director
    President and Chief Executive Officer of the Company

  Jack B. Troxell, Director
    Owner and President of C-U Liquor LTD, retail beverage stores.

  Jane F. Adams
    Chief Financial Officer, Secretary and Treasurer of the Company


First Federal Savings Bank Directors and Executive Officers

  Jack B. Troxell, Director and Chairman of the Board of the Bank*
    Owner and President of C-U Liquor LTD, retail beverage stores.

  Craig Bazzani, Director
    Vice President - Administration, University of Illinois

  Dr. Kenneth DePersio, Director
    Orthopedic Surgeon

  Ronald E. Guenther, Director
    Athletic Director, University of Illinois

  John Z. Hecker, Director
    Partner, Stipes Publishing, LLC, book publishing.

  Ronald Kiddoo, Director*
    Chairman of the Board and Chief Investment Officer, Cozad Asset
      Management,Inc., an investment advisory concern.

  Michael J. Martin, Director*
    General Manager, The Atkins Group, real estate development.

  George R. Rouse, Director*
    President and Chief Executive Officer of the Bank

  Jane F. Adams
    Senior Vice President - Finance, Secretary-Treasurer of the Bank

  Mark D. Piper
    Senior Vice President - Operations of the Bank

  Melinda K. Waller
    Senior Vice President - Deposit Acquisitions of the Bank

  Paul D. Wilson
    Senior Vice President - Lending of the Bank

          * Also Director of Park Avenue Service Corporation.


Park Avenue Service Corporation Officers

  George R. Rouse
    President

  Jane F. Adams
    Secretary and Treasurer

  Larry Grill
    Investment Representative
    UMB Scout Brokerage Services, Inc.
    Member NASD/SIPC

  Michael Tennant
    President, GTPS Insurance Agency

  Gerald Cox
    Senior Vice President, GTPS Insurance Agency







               Exhibit 23.0   Consent of Independent Accountants


                      INDEPENDENT ACCOUNTANTS' CONSENT

The Board of Directors
Great American Bancorp, Inc.

We have issued our report dated February 1, 2002 on the consolidated financial statements of Great American Bancorp, Inc. and Subsidiary appearing in the Company's 2001 Annual Report to Stockholders. We consent to the incorporation by reference into the previously filed Registration Statement on Form S-8 (No. 33-04491) of Great American Bancorp, Inc. of the aforementioned report.


/s/ BKD, LLP

Decatur, Illinois
March 27, 2002





0

99