Form 10QSB
period 2002-03-31
GREAT AMERICAN BANCORP INC
filed 2002-05-14
CIK 943064

UNITED STATES
                   SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C. 20549

                              FORM 10-QSB
(Mark One)
[ X ]     QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
          SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended      March 31, 2002
                                ----------------------

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

At April 30, 2002, the Registrant had 850,327 shares of Common Stock outstanding, for ownership purposes, which excludes 1,202,423 shares held as treasury stock.


Transitional Small Business Disclosure Format (Check One): Yes      No    X
                                                               ---       ---




                       Table of Contents


PART I -- FINANCIAL INFORMATION

     Item 1.        Financial Statements

                         Condensed Consolidated Balance Sheets

                         Condensed Consolidated Statements of Income

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

     Item 3.        Defaults Upon Senior Securities

     Item 4.        Submission of Matters to a Vote of Security
                    Holders

     Item 5.        Other Information

     Item 6.        Exhibits and Reports on Form 8-K

SIGNATURES

                 Great American Bancorp, Inc. and Subsidiary
                    Condensed Consolidated Balance Sheets
                 As of March 31, 2002 and December 31, 2001
                (Unaudited, in thousands except share data)

                                           March 31, 2002      Dec. 31, 2001
 -----------------------------------------------------------------------------
ASSETS
Cash and due from banks                     $       6,282      $       4,832
Interest-bearing demand deposits                   14,764              6,334
                                            --------------------------------
     Cash and cash equivalents                     21,046             11,166

Held-to-maturity securities                         1,843              2,056
Mortgage loans held for sale                        1,595              2,343
Loans, net of allowance for loan losses
 of $1,102 and $1,040 in 2002 and 2001,
 respectively                                     136,728            143,063
Premises and equipment                              6,299              6,362
Federal Home Loan Bank stock                        1,182              1,166
Interest receivable                                   781                789
Cash surrender value of life insurance                256                251
Insurance premiums receivable                         220                204
Deferred income taxes                                  81                 81
Mortgage servicing rights                             101                 51
Goodwill                                              485                485
Other                                                 356                328
                                            --------------------------------
     Total assets                           $     170,973      $     168,345
                                            ================================
LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES
 Deposits
  Noninterest-bearing deposits              $      12,075      $      11,890
  Interest-bearing deposits
    Savings, NOW and money market                  52,152             46,300
    Time                                           66,769             69,350
                                            --------------------------------
     Total deposits                               130,996            127,540

 Federal Home Loan Bank advances                   19,000             20,500
 Deferred compensation - directors                    592                648
 Advances from borrowers for taxes
  and insurance                                       511                319
 Accrued postretirement benefit obligation            222                211
 Accrued real estate taxes                            171                136
 Premiums due insurance companies                     121                101
 Dividend payable                                      94                 95
 Income taxes payable                                 250                 23
 Interest payable                                      83                 91
 Other                                                201                122
                                            --------------------------------
    Total liabilities                             152,241            149,786
                                            --------------------------------
Commitments and Contingent Liabilities
                                                                 (continued)

                 Great American Bancorp, Inc. and Subsidiary
              Condensed Consolidated Balance Sheets (Continued)
                 As of March 31, 2002 and December 31, 2001
                 (Unaudited, in thousands except share data)

                                            March 31, 2002     Dec. 31, 2001
-----------------------------------------------------------------------------
STOCKHOLDERS' EQUITY
Preferred stock, $0.01 par value
 Authorized and unissued --
  1,000,000 shares                          $          --      $          --
Common stock, $0.01 par value
 Authorized -- 7,000,000 shares
 Issued and outstanding -- 2,052,750 shares            21                 21
Additional paid-in-capital                         20,166             20,165
Retained earnings                                  18,247             17,838
                                             --------------------------------
                                                   38,434             38,024

Treasury stock, at cost
 Common: 2002 - 1,197,273 shares,
  2001 - 1,185,583 shares                         (19,633)           (19,393)
Unearned incentive plan shares:
 2002 - 4,769 shares,
 2001 - 5,010 shares                                  (69)               (72)
                                            --------------------------------
     Total stockholders' equity                    18,732             18,559
                                            --------------------------------
     Total liabilities and
      stockholders' equity                  $     170,973      $     168,345
                                            ================================


See notes to condensed consolidated financial statements.


                  Great American Bancorp, Inc. and Subsidiary
                  Condensed Consolidated Statements of Income
               For the Three Months Ended March 31, 2002 and 2001
                   (Unaudited, in thousands except share data)

                                                     2002               2001
----------------------------------------------------------------------------
Interest income
 Loans                                      $       2,657      $       2,687
 Available-for-sale securities                         --                 49
 Held-to-maturity securities                           32                 45
 Deposits with banks and other                         49                117
                                            --------------------------------
   Total interest income                            2,738              2,898
                                            --------------------------------
Interest expense
 Deposits                                             949              1,290
 Federal Home Loan Bank advances                      225                216
 Other                                                  7                 10
                                            --------------------------------
   Total interest expense                           1,181              1,516
                                            --------------------------------
   Net interest income                              1,557              1,382
Provision for loan losses                              60                 36
                                            --------------------------------
   Net interest income after
     provision for loan losses                      1,497              1,346
                                            --------------------------------
Noninterest income
 Insurance sales commissions                          462                319
 Brokerage commissions                                 32                 36
 Customer service fees                                125                126
 Other service charges and fees                        44                 42
 Sale of mortgage loans, net of commissions           106                 --
 Loan servicing fees                                    4                  3
 Other                                                  7                  1
                                             --------------------------------
   Total noninterest income                           780                527
                                            --------------------------------

                                                                 (continued)


                  Great American Bancorp, Inc. and Subsidiary
            Condensed Consolidated Statements of Income (Continued)
              For the Three Months Ended March 31, 2002 and 2001
                  (Unaudited, in thousands except share data)

                                                     2002               2001
----------------------------------------------------------------------------
Noninterest expense
 Salaries and employee benefits             $         835      $         795
 Net occupancy expense                                139                155
 Equipment expense                                    126                155
 Data processing fees                                  19                 19
 Deposit insurance premium                              6                  6
 Printing and office supplies                          68                 76
 Legal and professional fees                           48                 56
 Directors and committee fees                          25                 25
 Insurance expense                                     14                 13
 Marketing and advertising expense                     46                 39
 Other                                                120                 95
                                            --------------------------------
   Total noninterest expense                        1,446              1,434
                                            --------------------------------
   Income before income tax                           831                439
Income tax expense                                    327                178
                                            --------------------------------
   Net income                               $         504      $         261
                                            ================================

Per Share Data:

  Earnings
   Basic:
     Net income                             $        0.59      $        0.26
                                            ================================
     Average number of shares                     854,737            985,535
                                            ================================

   Diluted:
     Net income                             $        0.55      $        0.26
                                            ================================
     Average number of shares                     917,420          1,000,561
                                            ================================

  Dividends                                 $        0.11      $        0.11
                                            ================================


See notes to condensed consolidated financial statements.


                 Great American Bancorp, Inc. and Subsidiary
               Condensed Consolidated Statements of Cash Flows
              For the Three Months Ended March 31, 2002 and 2001
                          (Unaudited, in thousands)

                                                     2002               2001
----------------------------------------------------------------------------
Operating Activities
Net income                                  $         504      $         261
Items not requiring (providing) cash
 Depreciation expense                                 117                149
 Amortization of goodwill                              --                 11
 Provision for loan losses                             60                 36
 Amortization of loan servicing rights                  3                  1
 Amortization of deferred loan fees                    (4)                (5)
 Deferred income taxes                                 --                 (6)
 Federal Home Loan Bank stock dividends               (16)               (18)
 Employee stock ownership plan
  compensation expense                                 --                 74
 Incentive plan expense                                 4                 19
 Net gains on sales of loans                         (106)                --
 Loans originated for sale                         (4,360)                --
 Proceeds from sales of loans                       5,161                 --
 Net gain on sale of premises and equipment            (4)                --
 Changes in:
  Accrued interest receivable                           8                 22
  Income taxes receivable                              --                116
  Prepaid expenses and other assets                   (49)                42
  Interest payable                                     (8)                 9
  Other liabilities                                    89                 (4)
  Income taxes payable                                227                 62
                                            --------------------------------
     Net cash provided by
      operating activities                          1,626                769
                                            --------------------------------
Investing Activities
 Net (originations) collections of loans            6,279               (783)
 Purchase of premises and equipment                   (54)               (24)
 Proceeds from sales of premises and equipment          4                 --
 Proceeds from maturities of held-to-maturity
  securities                                           --                425
 Proceeds from paydowns of mortgage backed
  securities                                          213                116
 Purchase of Federal Home Loan Bank stock              --                (17)
                                            --------------------------------
     Net cash provided (used) by
      investing activities                          6,442               (283)
                                            --------------------------------

                                                                 (continued)







                   Great American Bancorp, Inc. and Subsidiary
           Condensed Consolidated Statements of Cash Flows (Continued)
               For the Three Months Ended March 31, 2002 and 2001
                            (Unaudited, in thousands)

                                                     2002               2001
----------------------------------------------------------------------------
Financing Activities:
 Net increase (decrease) in demand deposits,
  money market, NOW and savings accounts            6,037               (240)
 Net increase (decrease) in certificates
  of deposits                                      (2,581)             1,981
 Repayment of Federal Home Loan Bank advances      (3,500)            (2,000)
 Proceeds from Federal Home Loan Bank advances      2,000              6,500
 Dividends paid                                       (96)              (110)
 Purchase of treasury stock                          (240)              (754)
 Net increases in advances from borrowers
  for taxes and insurance                             192                209
                                             --------------------------------
     Net cash provided by
      financing activities                          1,812              5,586
                                            --------------------------------
Increase in Cash and Cash Equivalents               9,880              6,072

Cash and Cash Equivalents, Beginning
  of Period                                        11,166             10,643
                                            --------------------------------
Cash and Cash Equivalents, End of
  Period                                    $      21,046      $      16,715
                                            ================================
Supplemental Cash Flows Information

   Interest paid                            $       1,189      $       1,507
                                            ================================
   Income taxes paid (net of refunds)       $         100      $          --
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

2.  Statement of Information Furnished

The accompanying unaudited consolidated financial statements have been prepared in accordance with Form 10-QSB instructions and Item 310(b) of Regulation S-B, and, in the opinion of management, contain all adjustments necessary to present fairly the financial position as of March 31, 2002 and December 31, 2001, the results of operations for the three months ended March 31, 2002 and 2001, and the cash flows for the three months ended March 31, 2002 and 2001. All adjustments to the financial statements were normal and recurring in nature. These results have been determined on the basis of generally accepted accounting principles. Reclassifications of certain amounts in the 2001 financial statements have been made to conform to the 2002 presentation. The results of operations for the three months ended March 31, 2002 are not necessarily indicative of the results to be expected for the entire fiscal year.

The consolidated financial statements are those of the Company and the Bank. These consolidated financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company's 2001 Annual Report to Shareholders.

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

Financial Condition

The Company's total assets increased from $168.35 million at December 31, 2001 to $170.97 million at March 31, 2002, an increase of $2.62 million, or 1.6%. Asset growth occurred primarily in cash and cash equivalents, mainly interest-bearing demand deposits. Cash and cash equivalents grew from $11.17 million at December 31, 2001 to $21.05 million at March 31, 2002, an increase of $9.88 million, or 88.5%. Interest-bearing demand deposits grew from $6.33 million at December 31, 2001 to $14.76 million at March 31, 2002, an increase of $8.43 million, or 133.2%. The increase in cash and cash equivalents is mainly attributable to proceeds generated from mortgage loan sales, loan repayments exceeding loan originations, and deposit growth.

Net loans decreased from $143.06 million at December 31, 2001 to $136.73 million at March 31, 2002, a decrease of $6.33 million, or 4.4%. The majority of the decline in loans occurred in one-to-four-family residential mortgage loans held for investment and commercial mortgage loans. One-to-four-family mortgage loans held for investment, which does not include mortgage loans held for sale, decreased $3.74 million from December 31, 2001 to March 31, 2002 while commercial mortgage loans decreased $1.94 million. One-to-four-family residential loans held for investment declined during 2002 due mainly to the Company originating the majority of one-to-four family residential loans as held for sale. Commercial mortgage loans declined mainly due to two large loan payoffs.

Total deposits increased $3.46 million, from $127.54 million at December 31, 2001 to $131.00 million at March 31, 2002. Savings, NOW and money market deposits grew $5.85 million in the first quarter of 2002, while time deposits decreased by $2.58 million. The decline in time deposits was mainly in certificates of deposit with one to two year maturities. The growth in savings, NOW and money market accounts was partly due to customers transferring matured certificates of deposit into short-term, interest-bearing demand accounts in anticipation that market interest rates will rise in the near future. The growth in savings, NOW and money market accounts was also due to seasonal fluctuations in these accounts.

Federal Home Loan Bank ("FHLB") advances totaled $19.00 million at March 31, 2002 compared to $20.50 million at December 31, 2001. In February 2002, a $2.00 million FHLB advance with a rate of 4.40% matured. In March 2002, a $1.50 million advance with a rate of 4.48% was called. The Company borrowed $2.00 million in fixed rate FHLB advances in March 2002 to replace maturing and called advances. The new advances include a $1.00 million advance maturing in March 2003 with a rate of 3.06% and a $1.00 million advance maturing in September 2003 with a rate of 3.58%.

Total stockholders' equity increased $173,000, from $18.56 million at December 31, 2001 to $18.73 million at March 31, 2002. Book value per outstanding voting share increased from $21.40 at December 31, 2001 to $21.90 at March 31, 2002. The increase in stockholders' equity is summarized as follows (in thousands):

   Stockholders' equity, December 31, 2001            $   18,559
   Net income                                                504
   Purchase of treasury stock                               (240)
   Dividends declared                                        (95)
   Incentive plan shares allocated                             4
                                                          ------
   Stockholders' equity, March 31, 2002               $   18,732
                                                          ======

Results of Operations

Comparison of Three Month Periods Ended March 31, 2002 and 2001

Net income of $504,000 for the three months ended March 31, 2002 was $243,000 or 93.1% higher than the $261,000 recorded for the three months ended March 31, 2001. Basic earnings per share were $0.59 for the three months ended March 31, 2002, compared to $0.26 for the three months ended March 31, 2001. Diluted earnings per share were $0.55 for the first quarter in 2002, compared to $0.26 for the first quarter of 2001.

Net income increased in 2002 due to growth in net interest income and noninterest income, offset by increases in the provision for loan losses, non-interest expense, and income tax expense.

Net interest income increased $175,000, or 12.7%, from $1,382,000 for the three months ended March 31, 2001 to $1,557,000 for the same period in 2002. Interest income declined $160,000, or 5.5%, from $2,898,000 for the three months ended March 31, 2001 to $2,738,000 for the first quarter of 2002. Interest expense decreased $335,000, or 22.1%, from $1,516,000 in 2001 to $1,181,000 in 2002.

Interest income from deposits with banks and other declined $68,000, or 58.1%, from $117,000 for the first quarter of 2001 to $49,000 for the first quarter of 2002. The majority of these deposits are overnight funds, which were affected by the sharp decline in market interest rates during 2001. During 2001, the Federal Open Market Committee, or "FOMC", the Federal Reserve Board's governing body that establishes the Federal funds rate and the discount rate, lowered these key market interest rates 11 times for a total of 475 basis points. The FOMC has not adjusted market rates since the last reduction in December 2001. The average balance of deposits with banks and other increased from $8.61 million during the first quarter of 2001 to $10.06 million during the same period in 2002. However, the average yield on deposits with banks and other decreased from 5.51% for the first quarter of 2001 to 1.98% for the first quarter of 2002.

Interest income from investment securities also decreased in 2002, from $94,000 for the first three months in 2001 to $32,000 for the same period in 2002, a decrease of $62,000, or 66.0%. The Company did not maintain available-for-sale securities during the first quarter of 2002, compared to an average balance of $3.02 million in 2001. The available-for-sale securities held in 2001 were all U.S. Agency securities that were called in the second and third quarters of 2001. Interest income from held-to-maturity securities declined from $45,000 for the three months ended March 31, 2001 to $32,000 for the same period in 2002, mainly due to a decline in the average balance of these investments. The total average balance of held-to-maturity securities declined from $2.70 million during the first quarter of 2001 to $1.96 million during the first quarter of 2002. Held-to-maturity securities were comprised mainly of mortgage-backed securities in 2002 and 2001. The average yield on investment securities decreased from 6.67% for the first three months of 2001 to 6.63% for the first three months of 2002.

Interest income from loans was $2,657,000 for the first quarter of 2002, $30,000 less than the $2,687,000 recorded for the first three months of 2001. Interest income from loans declined in 2002 due to a lower average yield, which was a result of declining interest rates during 2001. The prime rate, the rate used by financial institutions in establishing the majority of loan offering rates, declined from a high of 9.50% in January 2001 to 4.75% in December 2001. The prime rate has not changed in 2002. The average yield on the Company's loans decreased from 8.25% for the first quarter of 2001 to 7.67% for the first quarter of 2002. The total average balance of loans, including mortgage loans held for sale, was $8.46 million higher in 2002, increasing from $132.10 million in 2001 to $140.56 million in 2002. The increase in total average loan balances occurred mainly in one-to-four-family residential mortgage, construction, commercial, and revolving home equity loans.

Total average one-to-four-family residential mortgage loans, including mortgage loans held for sale, were $81.33 million for the three months ended March 31, 2002, compared to $77.55 million for the three months ended March 31, 2001, an increase of $3.78 million, or 4.9%. This growth occurred primarily in 15 and 30 year fixed rate home loans originated for sale.
Average construction loans increased from $1.19 million for the first three months of 2001 to $3.74 million for the same period 2002, an increase of $2.55 million. The majority of this increase was due to one construction loan for a church.

Total average commercial loans were $9.13 million for the three months ended March 31, 2002, compared to $7.05 million for the same period in 2001, an increase of $2.08 million, or 29.5%. The increase in average total commercial loans was due mainly to one large commercial loan entered into in late 2002. Average total consumer loans, which includes revolving home equity loans, were $12.66 million during the three months ended March 31, 2002, increasing $1.46 million from the $11.20 million total average balance during the first quarter of 2001. The total average balance of revolving home equity loans increased by $1.56 million.

Interest expense decreased by $335,000, or 22.1%, from $1,516,000 for the three months ended March 31, 2001 to $1,181,000 for the same period in 2002, mainly interest expense on deposits. Interest expense on deposits declined $341,000, or 26.4%, from $1,290,000 for the quarter ended March 31, 2001 to
$949,000 for the quarter ended March 31, 2002. This decrease was primarily in interest expense on certificates of deposit, which declined $290,000 in 2002. Interest expense on certificates of deposit was $788,000 in the first quarter of 2002 compared to $1,078,000 for the first quarter of 2001. The decline in certificates of deposit interest expense was due to a reduction in the total average balance of certificates and a decrease in the average rate. Total average certificates of deposit declined from $72.11 million in the first quarter of 2001 to $67.50 million in the first quarter of 2002. The decline in average certificates of deposit was primarily in the eighteen month to two-year maturity categories, offset by increases in the total average balances of shorter-term certificates, those maturing in one year or less. Because of the significant decline in market interest rates during 2001, many customers moved maturing certificates to shorter-term certificates or into demand or savings accounts. The average rate on certificates of deposit declined from 6.06% for the first quarter of 2001 to 4.73% for the first quarter of 2002. Part of this decline was due to the shift in the mix of certificates to shorter-term maturities, which usually carry a lower rate. Also, with the declining rate environment during 2001, the Company lowered offering rates for new and renewing certificates.

Interest expense on interest-bearing demand and savings deposits also declined in 2002, from $212,000 for the quarter ended March 31, 2001 to $161,000 for the quarter ended March 31, 2002, a decline of $51,000, or 24.1%. The Company lowered rates paid on demand and savings accounts due to the decline in general market interest rates during 2001. The average balance of interest-bearing demand and savings accounts increased $8.41 million, or 21.2%, from $39.74 million in the first quarter of 2001 to $48.15 million for the same period in 2002.

Interest expense on FHLB advances increased from $216,000 for the first quarter of 2001 to $225,000 for the three months ended March 31, 2002 due to an increase in the average balance of funds borrowed. The average balance of FHLB advances was $19.40 million for the first quarter of 2002 compared to $16.70 million for the same period in 2001. The average rate on FHLB advances decreased from 5.25% for the three months ended March 31, 2001 to 4.70% for the first quarter of 2002.

The provision for loan losses was $60,000 for the quarter ended March 31, 2002 compared to $36,000 for the quarter ended March 31, 2001. The higher provision in 2002 was due to an increase in the monthly provision based on the Company's analysis of the loan portfolio and the adequacy of the allowance for loan losses during the quarter. The Company increased the monthly provision in 2002 primarily due to increased lending in commercial and consumer loan categories. Management assesses the adequacy of the allowance for loan losses based on evaluating known and inherent risks in the loan portfolio and upon management's continuing analysis of the factors underlying the quality of the loan portfolio. While management believes that, based on information currently available, the allowance for loan losses is sufficient to cover losses inherent in its loan portfolio at this time, no assurance can be given that the level of the allowance for loan losses will be sufficient to cover future possible loan losses incurred by the Company or that future adjustments to the allowance for loan losses will not be necessary if economic and other conditions differ substantially from the economic and other conditions used by management to determine the current level of the allowance for loan losses. Management may in the future increase the level of the allowance for loan losses as a percentage of total loans and non-performing loans in the event it increases the level of commercial real estate, multifamily, or consumer lending as a percentage of its total loan portfolio. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the allowance for loan losses. Such agencies may require the Company to provide additions to the allowance based upon judgements different from management.

During the first quarter of 2002, the Company had no loan charge-offs, but collected $2,000 in recoveries. There was $7,000 in loans charged-off and $2,000 in recoveries in the first quarter of 2001.

Non-performing loans, which are loans past due 90 days or more and non-accruing loans, totaled $340,000 at March 31, 2002, compared to $359,000 at March 31, 2001. Non-performing loans at March 31, 2002 consisted of three residential mortgage loans totaling $279,000, and five consumer loans totaling $61,000. All of these loans were past due 90 days or more at March 31, 2002, with one consumer loan totaling $9,000 in non-accrual status.

The ratio of the Company's allowance for loan losses to total loans was .80% at March 31, 2002 and .68% at March 31, 2001.

Noninterest income totaled $780,000 for the three months ended March 31, 2002, compared to $527,000 for the same period in 2001, an increase of $253,000, or 48.0%. This increase was mostly due to commissions generated by GTPS Insurance Agency and net gains from the sale of mortgage loans, net of commissions. Insurance sales commissions increased $143,000, or 44.8%, from $319,000 reported for the first quarter in 2001 to $462,000 for the first quarter in 2002, primarily due to commissions generated from new customers. The Company sold $5.11 million in one-to-four-family residential loans in the first quarter of 2002, recording gains of $106,000, which includes both the cash gains on the sale of loans totaling $53,000 and the gains from capitalizing mortgage servicing rights of $53,000. The Company had no loan sales during the first quarter of 2001.

Noninterest expense was $1,446,000 for the first quarter of 2002, $12,000 higher than the $1,434,000 recorded for the first quarter of 2001, mainly the result of increases in salaries and employee benefits expense and other expenses, offset by reductions in net occupancy and equipment expenses. Salaries and employee benefits increased $40,000, or 5.0%, from $795,000 for the first three months of 2001 to $835,000 for the first three months of 2002, due primarily to normal salary raises. Other expenses increased by $25,000, from $95,000 for the quarter ended March 31, 2001 to $120,000 for the quarter ended March 31, 2002, partly due to costs associated with the Company's debit card program implemented in late 2001. Also, service charges related to check processing and loan expenses tied mainly to the Company's revolving home equity product were higher in 2002. Net occupancy expenses were lower in 2002 due mainly to reductions in utilities expense and snow removal charges. Equipment expenses were lower in 2002 due to a reduction in depreciation expense.

Total income taxes were $327,000 for the period ended March 31, 2002 and $178,000 for the same period in 2001. The effective tax rate for the three months ended March 31, 2002 and 2001, were 39.4% and 40.5% respectively.

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


Three Months Ended March 31, 2002
(unaudited, in thousands)

                                Insurance/
                    Banking     Brokerage
                    Services    Services     Company    Eliminations     Total
------------------------------------------------------------------------------

Interest income    $   2,738    $   --      $  2,738      $    --     $  2,738
Interest expense       1,181        --         1,181           --        1,181
Noninterest income       306       494           800          (20)         780
Net income               385       119           504           --          504
Total assets         171,251     1,198       172,449       (1,476)     170,973


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


Liquidity and Capital Resources

The Bank's primary sources of funds are deposits and principal and interest payments on loans. While maturities and scheduled amortization of loans are predictable sources of funds, deposit flows and mortgage prepayments are greatly influenced by general interest rates, economic conditions, and competition. OTS regulations require the Bank to maintain sufficient liquidity to ensure its safe and sound operation.

A review of the Consolidated Statements of Cash Flows included in the accompanying financial statements shows that the Company's cash and cash equivalents ("cash") increased $9.88 million for the three months ended March 31, 2002, compared to an increase of $6.07 million for the three months ended March 31, 2001. During the three months ended March 31, 2002, cash was primarily provided from earnings, proceeds from sales of one-to-four-family residential mortgage loans, loan repayments in excess of loan originations, an increase in demand, money market, NOW and savings accounts, and proceeds from FHLB advances. During this quarter, cash was primarily used to fund originations of loans held for sale, a decrease in certificates of deposit, the repayment of FHLB advances and to purchase treasury stock.

During the three months ended March 31, 2001, cash was primarily provided from earnings, proceeds from maturities of securities, an increase in certificates of deposit, and FHLB advances. During this quarter, cash was primarily used to fund loans, a decrease in demand, money market NOW and savings accounts, the repayment of FHLB advances and to purchase treasury stock.

The Company's primary investment activity during the three months ended March 31, 2002 was the origination of loans, including mortgage loans held for sale. During the three months ended March 31, 2002 and March 31, 2001, the Company originated mortgage loans in the amounts of $5.86 million and $4.09 million, respectively, commercial loans in the amounts of $2.63 million and $2.31 million, respectively, and consumer loans in the amounts of $2.92 million and $1.83 million, respectively.

As of March 31, 2002, the Company had outstanding commitments (including undisbursed loan proceeds) of $2.85 million. The Company anticipates it will have sufficient funds available to meet its current loan origination commitments. Certificates of deposit, which are scheduled to mature in one year or less from March 31, 2002, totaled $47.60 million. Management believes a significant portion of such deposits will remain with the Company.

At March 31, 2002, the Bank exceeded all of its regulatory capital requirements with tangible capital and core capital both at $10.25 million or 6.29% of total adjusted tangible assets, core capital at $10.25 million or 6.29% of adjusted total assets, and risk-based capital at $11.35 million or 11.68% of total risk-weighted assets. The required ratios are 1.5% for tangible capital to tangible assets, 2% for core capital to total adjusted tangible assets, 4.0% for core capital to adjusted total assets and 8.0% for risk-based capital to risk-weighted assets.

Current Accounting Issues

In September 2001, SFAS No. 142 "Goodwill and Other Intangible Assets" was issued effective for the first period of all fiscal years beginning after December 13, 2001, with early adoption permitted for entities with fiscal years beginning after March 15, 2001. SFAS No. 142 addresses how acquired intangible assets should be accounted for in financial statements upon their acquisition, and also how goodwill and other intangible assets should be accounted for after they have been initially recognized in the financial statements. In general, non-goodwill intangible assets are to be amortized in accordance with their estimated useful lives. In addition, amortization of goodwill has been eliminated, with capitalized goodwill now being subjected to at least an annual assessment for impairment. A two-step process is to be used to determine, first whether an impairment exists, and then whether an adjustment is required. SFAS No. 142 was effective for the Company for the fiscal quarter beginning January 1, 2002. The Company adopted SFAS No. 142 and performed the initial impairment assessment as of January 1, 2002. There was no impairment of goodwill as of January 1, 2002.

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

Long-lived assets expected to be held longer than one year are subject to depreciation and must be written down to fair value upon impairment. Long-lived assets no longer expected to be sold within one year, such as some foreclosed real estate, must be written down to the lower of current fair value or fair value at the date of foreclosure adjusted to reflect depreciation since acquisition. SFAS No. 144 must be implemented by January 1, 2002. The adoption of this Statement did not have an impact on the Company.

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

       a.  Exhibits

          3.1   Certificate of Incorporation of Great American Bancorp, Inc.*

          3.2   By-laws of Great American Bancorp, Inc.*

         11.0   Computation of earnings per share (filed herewith)

        b.  Report on Form 8-K

           1. On January 11, 2002, the registrant filed a Current Report on Form 8-K reporting information under items 5 and 7, incorporating by reference a press release dated January 11, 2002 relating to the Company's announcement that the 2002 Annual Meeting of Stockholders would be held on April 23, 2002.

           2. On January 15, 2002, the Registrant filed a Current Report on Form 8-K reporting information under Items 5 and 7, incorporating by reference a press release dated January 15, 2002, relating to the Registrant's unaudited results for the year ended December 31, 2001.


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


      Dated:       May 13, 2002            /s/  George R. Rouse
             -----------------------      ----------------------------
                                           George R. Rouse
                                           President and
                                           Chief Executive Officer



      Dated:       May 13, 2002            /s/  Jane F. Adams
            --------------------------    ----------------------------
                                           Jane F. Adams
                                           Chief Financial Officer,
                                           Secretary and Treasurer

                                    Exhibit 11.0


Earnings per share (unaudited)

Earnings per share (EPS) were computed as follows
(dollar amounts in thousands except share data):

                                                   Three Months Ended
                                                     March 31, 2002
                                             -------------------------------
                                                        Weighted
                                                         Average   Per Share
                                              Income      Shares     Amount
                                             -------------------------------
Basic Earnings Per Share

  Income available to common stockholders    $   504     854,737    $  0.59

Effect of Dilutive Securities
  Stock options                                           57,251
  Unearned incentive plan shares                           5,432
                                             -------------------------------
Diluted Earnings Per Share
  Income available to common stockholders
   and assumed conversion                    $   504     917,420    $  0.55
                                             ===============================



                                                   Three Months Ended
                                                     March 31, 2001
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




1


16