Form 10QSB
period 2002-06-30
GREAT AMERICAN BANCORP INC
filed 2002-08-13
CIK 943064

UNITED STATES
                   SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C. 20549

                              FORM 10-QSB
(Mark One)
[ X ]     QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
          SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended      June 30, 2002
                                ----------------------

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

At July 31, 2002, the Registrant had 835,290 shares of Common Stock outstanding, for ownership purposes, which excludes 1,217,460 shares held as treasury stock.


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

     Item 3.        Defaults Upon Senior Securities

     Item 4.        Submission of Matters to a Vote of Security
                    Holders

     Item 5.        Other Information

     Item 6.        Exhibits and Reports on Form 8-K

SIGNATURES

                 Great American Bancorp, Inc. and Subsidiary
                    Condensed Consolidated Balance Sheets
                  As of June 30, 2002 and December 31, 2001
                 (Unaudited, in thousands except share data)

                                            June 30, 2002      Dec. 31, 2001
 -----------------------------------------------------------------------------
ASSETS
Cash and due from banks                     $       5,584      $       4,832
Interest-bearing demand deposits                   14,343              6,334
                                            --------------------------------
     Cash and cash equivalents                     19,927             11,166

Held-to-maturity securities                         1,687              2,056
Mortgage loans held for sale                          186              2,343
Loans, net of allowance for loan losses
 of $1,152 and $1,040 in 2002 and 2001,
 respectively                                     133,298            143,063
Premises and equipment                              6,274              6,362
Federal Home Loan Bank stock                        1,197              1,166
Interest receivable                                   777                789
Cash surrender value of life insurance                259                251
Insurance premiums receivable                         238                204
Deferred income taxes                                  81                 81
Income taxes receivable                                67                 --
Mortgage servicing rights                             159                 51
Goodwill                                              485                485
Other                                                 329                328
                                            --------------------------------
     Total assets                           $     164,964      $     168,345
                                            ================================
LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES
 Deposits
  Noninterest-bearing deposits              $      11,044      $      11,890
  Interest-bearing deposits
    Savings, NOW and money market                  51,237             46,300
    Time                                           63,876             69,350
                                            --------------------------------
     Total deposits                               126,157            127,540

 Federal Home Loan Bank advances                   18,000             20,500
 Deferred compensation - directors                    607                648
 Advances from borrowers for taxes
  and insurance                                       278                319
 Accrued postretirement benefit obligation            233                211
 Accrued real estate taxes                            141                136
 Premiums due insurance companies                     186                101
 Dividend payable                                      93                 95
 Income taxes payable                                  --                 23
 Interest payable                                      78                 91
 Other                                                309                122
                                            --------------------------------
    Total liabilities                             146,082            149,786
                                            --------------------------------
Commitments and Contingent Liabilities
                                                                 (continued)

                 Great American Bancorp, Inc. and Subsidiary
              Condensed Consolidated Balance Sheets (Continued)
                  As of June 30, 2002 and December 31, 2001
                  (Unaudited, in thousands except share data)

                                             June 30, 2002     Dec. 31, 2001
-----------------------------------------------------------------------------
STOCKHOLDERS' EQUITY
Preferred stock, $0.01 par value
 Authorized and unissued --
  1,000,000 shares                          $          --      $          --
Common stock, $0.01 par value
 Authorized -- 7,000,000 shares
 Issued and outstanding -- 2,052,750 shares            21                 21
Additional paid-in-capital                         20,166             20,165
Retained earnings                                  18,625             17,838
                                             --------------------------------
                                                   38,812             38,024

Treasury stock, at cost
 Common: 2002 - 1,207,260 shares,
  2001 - 1,185,583 shares                         (19,862)           (19,393)
Unearned incentive plan shares:
 2002 - 4,709 shares,
 2001 - 5,010 shares                                  (68)               (72)
                                            --------------------------------
     Total stockholders' equity                    18,882             18,559
                                            --------------------------------
     Total liabilities and
      stockholders' equity                  $     164,964      $     168,345
                                            ================================


See notes to condensed consolidated financial statements.


                  Great American Bancorp, Inc. and Subsidiary
                  Condensed Consolidated Statements of Income
                For the Six Months Ended June 30, 2002 and 2001
                   (Unaudited, in thousands except share data)

                                                     2002               2001
----------------------------------------------------------------------------
Interest income
 Loans                                      $       5,256      $       5,477
 Available-for-sale securities                         --                 97
 Held-to-maturity securities                           62                 88
 Deposits with banks and other                        121                189
                                            --------------------------------
   Total interest income                            5,439              5,851
                                            --------------------------------
Interest expense
 Deposits                                           1,829              2,558
 Federal Home Loan Bank advances                      442                441
 Other                                                 15                 18
                                            --------------------------------
   Total interest expense                           2,286              3,017
                                            --------------------------------
   Net interest income                              3,153              2,834
Provision for loan losses                             110                 72
                                            --------------------------------
   Net interest income after
     provision for loan losses                      3,043              2,762
                                            --------------------------------
Noninterest income
 Insurance sales commissions                          811                602
 Brokerage commissions                                 68                 74
 Customer service fees                                273                274
 Other service charges and fees                        94                 83
 Gain on sales of mortgage loans                      221                 --
 Loan servicing fees                                   11                  6
 Other                                                  7                 11
                                             --------------------------------
   Total noninterest income                         1,485              1,050
                                            --------------------------------

                                                                 (continued)


                  Great American Bancorp, Inc. and Subsidiary
            Condensed Consolidated Statements of Income (Continued)
               For the Six Months Ended June 30, 2002 and 2001
                  (Unaudited, in thousands except share data)

                                                     2002               2001
----------------------------------------------------------------------------
Noninterest expense
 Salaries and employee benefits             $       1,672      $       1,583
 Net occupancy expense                                286                303
 Equipment expense                                    248                306
 Data processing fees                                  37                 36
 Deposit insurance premium                             11                 12
 Printing and office supplies                         140                151
 Legal and professional fees                          107                120
 Directors and committee fees                          50                 50
 Insurance expense                                     30                 26
 Marketing and advertising expense                    103                 97
 Other                                                245                199
                                            --------------------------------
   Total noninterest expense                        2,929              2,883
                                            --------------------------------
   Income before income tax                         1,599                929
Income tax expense                                    626                379
                                            --------------------------------
   Net income                               $         973      $         550
                                            ================================

Per Share Data:

  Earnings
   Basic:
     Net income                             $        1.14      $        0.57
                                            ================================
     Average number of shares                     849,908            966,487
                                            ================================

   Diluted:
     Net income                             $        1.06      $        0.56
                                            ================================
     Average number of shares                     917,894            984,926
                                            ================================

  Dividends                                 $        0.22      $        0.22
                                            ================================


See notes to condensed consolidated financial statements.

                  Great American Bancorp, Inc. and Subsidiary
                  Condensed Consolidated Statements of Income
               For the Three Months Ended June 30, 2002 and 2001
                   (Unaudited, in thousands except share data)

                                                     2002               2001
----------------------------------------------------------------------------
Interest income
 Loans                                      $       2,599      $       2,790
 Available-for-sale securities                         --                 48
 Held-to-maturity securities                           30                 43
 Deposits with banks and other                         72                 72
                                            --------------------------------
   Total interest income                            2,701              2,953
                                            --------------------------------
Interest expense
 Deposits                                             880              1,268
 Federal Home Loan Bank advances                      217                225
 Other                                                  8                  8
                                            --------------------------------
   Total interest expense                           1,105              1,501
                                            --------------------------------
   Net interest income                              1,596              1,452
Provision for loan losses                              50                 36
                                            --------------------------------
   Net interest income after
     provision for loan losses                      1,546              1,416
                                            --------------------------------
Noninterest income
 Insurance sales commissions                          349                283
 Brokerage commissions                                 36                 38
 Customer service fees                                148                148
 Other service charges and fees                        50                 41
 Gain on sales of mortgage loans                      115                 --
 Loan servicing fees                                    7                  3
 Other                                                 --                 10
                                             --------------------------------
   Total noninterest income                           705                523
                                            --------------------------------

                                                                 (continued)


                  Great American Bancorp, Inc. and Subsidiary
            Condensed Consolidated Statements of Income (Continued)
               For the Three Months Ended June 30, 2002 and 2001
                  (Unaudited, in thousands except share data)

                                                     2002               2001
----------------------------------------------------------------------------
Noninterest expense
 Salaries and employee benefits             $         837      $         788
 Net occupancy expense                                147                148
 Equipment expense                                    122                151
 Data processing fees                                  18                 17
 Deposit insurance premium                              5                  6
 Printing and office supplies                          72                 75
 Legal and professional fees                           59                 64
 Directors and committee fees                          25                 25
 Insurance expense                                     16                 13
 Marketing and advertising expense                     57                 58
 Other                                                125                104
                                            --------------------------------
   Total noninterest expense                        1,483              1,449
                                            --------------------------------
   Income before income tax                           768                490
Income tax expense                                    299                201
                                            --------------------------------
   Net income                               $         469      $         289
                                            ================================

Per Share Data:

  Earnings
   Basic:
     Net income                             $        0.55      $        0.30
                                            ================================
     Average number of shares                     845,132            947,729
                                            ================================

   Diluted:
     Net income                             $        0.51      $        0.30
                                            ================================
     Average number of shares                     917,931            969,582
                                            ================================

  Dividends                                 $        0.11      $        0.11
                                            ================================


See notes to condensed consolidated financial statements.

                 Great American Bancorp, Inc. and Subsidiary
               Condensed Consolidated Statements of Cash Flows
               For the Six Months Ended June 30, 2002 and 2001
                          (Unaudited, in thousands)

                                                     2002               2001
----------------------------------------------------------------------------
Operating Activities
Net income                                  $         973      $         550
Items not requiring (providing) cash
 Depreciation expense                                 235                298
 Amortization of goodwill                              --                 22
 Provision for loan losses                            110                 72
 Amortization of loan servicing rights                  7                  1
 Amortization of deferred loan fees                   (14)               (12)
 Federal Home Loan Bank stock dividends               (31)               (34)
 Employee stock ownership plan
  compensation expense                                 --                151
 Incentive plan expense                                 5                 23
 Gain on sales of mortgage loans                     (221)                --
 Loans originated for sale                         (8,296)                --
 Proceeds from sales of loans                      10,559                 --
 Net gain on sale of premises and equipment            (4)                --
 Changes in:
  Accrued interest receivable                          12                  2
  Income taxes receivable                             (67)               116
  Prepaid expenses and other assets                   (43)               198
  Interest payable                                    (13)                11
  Other liabilities                                   258                  1
  Income taxes payable                                (23)                28
                                            --------------------------------
     Net cash provided by
      operating activities                          3,447              1,427
                                            --------------------------------
Investing Activities
 Net (originations) collections of loans            9,669             (8,125)
 Purchase of premises and equipment                  (147)               (36)
 Proceeds from sales of premises and equipment          4                 --
 Proceeds from maturities of available-for-sale
  securities                                           --              1,000
 Proceeds from maturities of held-to-maturity
  securities                                           --                425
 Proceeds from paydowns of mortgage backed
  securities                                          369                292
 Purchase of Federal Home Loan Bank stock              --                (26)
                                            --------------------------------
     Net cash provided (used) by
      investing activities                          9,895             (6,470)
                                            --------------------------------

                                                                 (continued)







                   Great American Bancorp, Inc. and Subsidiary
           Condensed Consolidated Statements of Cash Flows (Continued)
                 For the Six Months Ended June 30, 2002 and 2001
                            (Unaudited, in thousands)

                                                     2002               2001
----------------------------------------------------------------------------
Financing Activities:
 Net increase in demand deposits,
  money market, NOW and savings accounts            4,091                197
 Net increase (decrease) in certificates
  of deposits                                      (5,474)               586
 Repayment of Federal Home Loan Bank advances      (4,500)            (3,500)
 Proceeds from Federal Home Loan Bank advances      2,000              8,500
 Dividends paid                                      (188)              (217)
 Purchase of treasury stock                          (469)            (1,273)
 Net increases (decreases) in advances from
  borrowers for taxes and insurance                   (41)                19
                                             --------------------------------
     Net cash provided by (used by)
      financing activities                         (4,581)             4,312
                                            --------------------------------
Increase (decrease) in Cash and
  Cash Equivalents                                  8,761               (731)

Cash and Cash Equivalents, Beginning
  of Period                                        11,166             10,643
                                            --------------------------------
Cash and Cash Equivalents, End of
  Period                                    $      19,927      $       9,912
                                            ================================
Supplemental Cash Flows Information

   Interest paid                            $       2,299      $       3,006
                                            ================================
   Income taxes paid (net of refunds)       $         715      $         236
                                            ================================




See notes to condensed consolidated financial statements.



              Great American Bancorp, Inc. and Subsidiary

Notes to Condensed Consolidated Financial Statements

1.  Background Information

Great American Bancorp, Inc. (the "Company") was incorporated on February 23, 1995 and on June 30, 1995 acquired all of the outstanding shares of common stock of First Federal Savings Bank of Champaign-Urbana, (the "Bank") upon the Bank's conversion from a federally chartered mutual savings bank to a federally chartered stock savings bank. The Company purchased 100% of the issued and outstanding capital stock of the Bank using 50% of the net proceeds from the Company's initial stock offering, which was completed on June 30, 1995. The Company's common stock trades on the Nasdaq SmallCap Market under the symbol "GTPS."

2.  Statement of Information Furnished

The accompanying unaudited consolidated financial statements have been prepared in accordance with Form 10-QSB instructions and Item 310(b) of Regulation S-B, and, in the opinion of management, contain all adjustments necessary to present fairly the financial position as of June 30, 2002 and December 31, 2001, the results of operations for the six months and three months ended June 30, 2002 and 2001, and the cash flows for the six months ended June 30, 2002 and 2001. All adjustments to the financial statements were normal and recurring in nature. These results have been determined on the basis of generally accepted accounting principles. Reclassifications of certain amounts in the 2001 financial statements have been made to conform to the 2002 presentation. The results of operations for the three and six months ended June 30, 2002 are not necessarily indicative of the results to be expected for the entire fiscal year.

The consolidated financial statements are those of the Company and the Bank. Certain information and note disclosures normally included in the Company's financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These consolidated financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company's 2001 Annual Report to Shareholders. The condensed consolidated balance sheet of the Company as of December 31, 2001 has been derived from the audited consolidated balance sheet of the Company as of that date.

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

Financial Condition

The Company's total assets decreased from $168.35 million at December 31, 2001 to $164.96 million at June 30, 2002, a decrease of $3.39 million, or 2.0%. Total assets declined due primarily to decreases in held-to-maturity securities, mortgage loans held for sale and net loans, offset by an increase in cash and cash equivalents.

Held-to-maturity securities declined from $2.06 million at December 31, 2001 to $1.69 million at June 30, 2002 due to repayments of mortgage-backed securities.

Mortgage loans held for sale decreased from $2.34 million at December 31, 2001 to $186,000 at June 30, 2002 due mainly to a change in the Company's strategy relating to the selling of mortgage loans. In the second quarter of 2002, Company management began entering into commitments to sell loans to the secondary market at the time customers commit to the loans. Previously, mortgage loans held for sale were sold when management considered the pricing advantageous. The Company changed its strategy in order to reduce its exposure to changes in interest rates. At the time the Company adopted this strategy, the Company sold the balance of uncommitted mortgage loans held for sale, including approximately $731,000 in loans sold at a loss of $8,100. During the first six months of 2002, the Company originated $8.30 million in mortgage loans held for sale and sold $10.45 million, recording net gains of $221,000, which includes both the cash gains on the sale of loans totaling $106,000 and the gains from capitalizing mortgage servicing rights of $115,000.

The following schedule shows the balances by loan category at June 30, 2002 compared to December 31, 2001, along with the change and percentage change:

                                Balance       Balance
                                June 30,    December 31,           Percentage
                                 2002          2001       Change     Change
----------------------------------------------------------------------------
One-to-four-family
  mortgage loans              $  75,803    $  81,657     $ (5,854)     (7.2)%
Multi-family mortgage loans      19,326       19,775         (449)     (2.3)
Commercial mortgage loans        16,183       16,591         (408)     (2.5)
Construction loans                1,357        3,907       (2,550)    (65.3)
----------------------------------------------------------------------------
  Total real estate loans       112,669      121,930       (9,261)     (7.6)
Commercial loans                  9,039        9,553         (514)     (5.4)
Consumer loans                   12,742       12,620          122       1.0
----------------------------------------------------------------------------
  Total loans                   134,450      144,103       (9,653)     (6.7)
Allowance for loan losses        (1,152)      (1,040)        (112)    (10.8)
----------------------------------------------------------------------------
  Total loans, net            $ 133,298    $ 143,063     $ (9,765)     (6.8)%
============================================================================

Net loans declined from $143.06 million at December 31, 2001 to $133.30 million at June 30, 2002, a decrease of $9.76 million or 6.8%. Net loans, which does not include mortgage loans held for sale, declined partly due to principal repayments on one-to-four-family residential mortgage loans exceeding loan originations. Classifying the majority of new one-to-four-family residential mortgage loans as mortgage loans held for sale is the primary reason for the decline in one-to-four-family mortgage loans. Mortgage loans held for sale are separately reported on the consolidated balance sheets. One-to-four-family mortgage loans decreased $5.85 million from December 31, 2001 to June 30, 2002. Also contributing to the decline in net loans was the payoff of two large commercial mortgage loans, totaling $2.09 million, which were paid off during the first quarter of 2002.

Construction loans declined mainly due to construction being completed on one large commercial construction loan totaling $1.67 million. This loan was transferred to commercial mortgage loans during the second quarter of 2002.

Cash and cash equivalents grew from $11.17 million at December 31, 2001 to $19.93 million at June 30, 2002, an increase of $8.76 million, or 78.4%. Cash and cash equivalents, primarily interest-bearing demand deposits, increased as a result of proceeds from mortgage loan sales and loan repayments, offset by repayments of Federal Home Loan Bank ("FHLB") advances. Interest-bearing demand deposits grew from $6.33 million at December 31, 2001 to $14.34 million at June 30, 2002, an increase of $8.01 million, or 126.5%.

Total deposits decreased $1.38 million, from $127.54 million at December 31, 2001 to $126.16 million at June 30, 2002. Noninterest-bearing deposits declined by $846,000 and time deposits decreased by $5.47 million, while savings, NOW and money market deposits grew $4.94 million during the first six months of 2002. The decline in time deposits was mainly in certificates of deposit with one to two year maturities. The growth in savings, NOW and money market accounts was partly due to customers transferring matured certificates of deposit into short-term, interest-bearing demand accounts. Such transfers, management believes, are in anticipation that market interest rates will rise in the future.

The following table summarizes the balances of deposits at June 30, 2002 and December 31, 2001, the change in the balances and the percentage change:

                               Balance       Balance
                               June 30,    December 31,           Percentage
                                 2002          2001       Change     Change
-----------------------------------------------------------------------------
Noninterest bearing
 checking accounts            $  11,044    $  11,890     $   (846)      (7.1)%

Interest bearing:
 NOW accounts                    19,333       17,955        1,378        7.7
 IMMA accounts                   15,375       13,326        2,049       15.4
 Savings accounts                16,529       15,019        1,510       10.1
 Certificates of deposit         63,876       69,350       (5,474)      (7.9)
-----------------------------------------------------------------------------
  Total interest
   bearing deposits             115,113      115,650         (537)      (0.5)
-----------------------------------------------------------------------------
  Total deposits              $ 126,157    $ 127,540     $ (1,383)      (1.1)%
=============================================================================

FHLB advances totaled $18.00 million at June 30, 2002 compared to $20.50 million at December 31, 2001. In February 2002, a $2.00 million FHLB advance with a rate of 4.40% matured. In March 2002, a $1.50 million advance with a rate of 4.48% was called. In June 2002, a $1.00 million advance with a rate of 5.97% matured. The Company borrowed $2.00 million in fixed rate FHLB advances with an average rate of 3.32% in March 2002 to replace maturing and called advances.

The following schedule presents FHLB advances at June 30, 2002, by maturity date:


    Date                   Fixed                        First or
     of        Interest      or         Maturity        Next Call
   Advance       Rate     Variable        Date            Date         Amount
-----------------------------------------------------------------------------
October   2000   6.00     Variable   October   2002    non callable     3,000
March     2002   3.06      Fixed     March     2003    non callable     1,000
March     2002   3.58      Fixed     September 2003    non callable     1,000
October   1998   4.30      Fixed     October   2008   July      2002    5,000
January   2001   4.55      Fixed     January   2011   July      2002    5,000
September 2001   3.80      Fixed     September 2011   September 2004    3,000
                                                                      -------
                                                                      $18,000
                                                                      =======

The $10.00 million in advances callable in July 2002 were not called. Both of these advances are callable quarterly.

Total stockholders' equity increased $323,000, from $18.56 million at December 31, 2001 to $18.88 million at June 30, 2002. Book value per outstanding voting share increased from $21.40 at December 31, 2001 to $22.33 at June 30, 2002. The increase in stockholders' equity is summarized as follows (in thousands):



   Stockholders' equity, December 31, 2001            $   18,559
   Net income                                                973
   Purchase of treasury stock                               (469)
   Dividends declared                                       (186)
   Incentive plan shares allocated                             5
                                                          ------
   Stockholders' equity, June 30, 2002                $   18,882
                                                          ======

Results of Operations

Comparison of Six Month Periods Ended June 30, 2002 and 2001

Net income totaled $973,000 for the six months ended June 30, 2002 compared to $550,000 for the six months ended June 30, 2001, an increase of $423,000, or 76.9%. Basic earnings per share were $1.14 for the six months ended June 30, 2002, compared to $0.57 for the six months ended June 30, 2001. Diluted earnings per share were $1.06 for the first six months of 2002, compared to $0.56 for the first six months of 2001.

Net income increased in 2002 due to growth in net interest income and noninterest income, offset by increases in the provision for loan losses, non-interest expense, and income tax expense.

Net interest income increased $319,000, or 11.3%, from $2,834,000 for the six months ended June 30, 2001 to $3,153,000 for the same period in 2002.
Interest income declined $412,000, or 7.0%, from $5,851,000 for the six months ended June 30, 2001 to $5,439,000 for the first six months of 2002. Interest expense decreased $731,000, or 24.2%, from $3,017,000 in 2001 to $2,286,000 in
2002.

Interest income from loans was $5,256,000 for the first six months of 2002, $221,000, or 4.0% less than the $5,477,000 recorded for the first six months of 2001. Interest income from loans declined in 2002 due to a lower average yield, which was a result of declining interest rates during 2001. The prime rate, the rate used by financial institutions in establishing the majority of loan offering rates, declined from a high of 9.50% in January 2001 to 4.75% in December 2001. The prime rate has not changed in 2002. The average yield on the Company's loans decreased from 8.21% for the first six months of 2001 to 7.65% for the same period in 2002. The total average balance of loans, including mortgage loans held for sale, was $4.08 million higher in 2002, increasing from $134.53 million in 2001 to $138.61 million in 2002.

The following schedule compares average total loan balances by major categories for the first six months of fiscal 2002 to the same period in 2001:














                                 Average     Average
                                 Balance     Balance              Percentage
                                  2002        2001       Change     Change
----------------------------------------------------------------------------
One-to-four-family
  mortgage loans                $ 79,638    $ 78,758    $   880       1.1%
Multi-family mortgage loans       19,477      19,691       (214)     (1.1)
Commercial mortgage loans         15,366      16,781     (1,415)     (8.4)
Construction loans                 3,291       1,293      1,998     154.5
----------------------------------------------------------------------------
  Total real estate loans        117,772     116,523      1,249       1.1
Commercial loans                   9,172       7,444      1,728      23.2
Consumer loans                    12,774      11,491      1,283      11.2
----------------------------------------------------------------------------
  Total loans                    139,718     135,458      4,260       3.1
Allowance for loan losses         (1,109)       (927)      (182)    (19.6)
----------------------------------------------------------------------------
  Total loans, net              $138,609    $134,531    $ 4,078       3.0%
============================================================================

The increase in total average loan balances occurred mainly in one-to-four-family residential mortgage, construction, commercial, and revolving home equity loans.

The growth in one-to-four-family residential mortgage loans, including mortgage loans held for sale, occurred primarily in 15 and 30 year fixed rate home loans originated for sale. Average construction loans increased due mainly to one new commercial construction loan. The increase in average total commercial loans was due mainly to two large commercial loans entered into in late 2001 and early 2002. The total average balance of revolving home equity loans increased by $1.60 million from $860,000 for the six months ended June 30, 2001 to $2.46 million for the same period in 2002.

Interest income from investment securities also decreased in 2002, from $185,000 for the first six months in 2001 to $62,000 for the same period in 2002, a decrease of $123,000, or 66.5%. The Company did not maintain available-for-sale securities during the first six months of 2002, compared to an average balance of $2.96 million in 2001. The available-for-sale securities held in 2001 were all U.S. Agency securities that were called in the second and third quarters of 2001. Interest income from held-to-maturity securities declined from $88,000 for the six months ended June 30, 2001 to $62,000 for the same period in 2002, mainly due to a decline in the average balance of these investments. The total average balance of held-to-maturity securities declined from $2.62 million during the first six months of 2001 to $1.87 million during the first six months of 2002. Held-to-maturity securities were comprised mainly of mortgage-backed securities in 2002 and 2001. The average yield on investment securities increased slightly from 6.68% for the first six months of 2001 to 6.70% for the first six months of 2002.

Interest income from deposits with banks and other declined $68,000, or 36.0%, from $189,000 for the first six months of 2001 to $121,000 for the first six months of 2002. The majority of these deposits are overnight funds, which were affected by the sharp decline in market interest rates during 2001. During 2001, the Federal Open Market Committee, or "FOMC", the Federal Reserve Board's governing body that establishes the Federal funds rate and the discount rate, lowered these key market interest rates 11 times for a total of 475 basis points. The FOMC has not adjusted market rates since the last reduction in December 2001. The average balance of deposits with banks and other increased from $7.51 million during the first six months of 2001 to $12.90 million during the same period in 2002. However, the average yield on deposits with banks and other decreased from 5.07% for the first six months of 2001 to 1.89% for the first six months of 2002.

Interest expense decreased by $731,000, or 24.2%, from $3,017,000 for the six months ended June 30, 2001 to $2,286,000 for the same period in 2002, due mainly to interest expense on deposits. Interest expense on deposits declined $729,000, or 28.5%, from $2,558,000 for the six months ended June 30, 2001 to $1,829,000 for the six months ended June 30, 2002. This decrease was primarily in interest expense on certificates of deposit, which declined $632,000, or 29.8% in 2002. Interest expense on certificates of deposit was $1,491,000 in the first six months of 2002 compared to $2,123,000 for the first six months of 2001.

Certificates of deposit interest expense declined due to a reduction in the total average balance of certificates and a decrease in the average rate. Total average certificates of deposit declined from $71.59 million in the first six months of 2001 to $66.15 million in the first six months of 2002. The decline in average certificates of deposit was primarily in the eighteen month to two-year maturity categories, offset by increases in the total average balances of shorter-term certificates, those maturing in one year or less. Because of the significant decline in market interest rates during 2001, many customers moved maturing certificates to shorter-term certificates or into demand or savings accounts. The average rate on certificates of deposit declined from 5.98% for the six months ended June 30, 2001 to 4.55% for the first six months of 2002. Part of this decline was due to the shift in the mix of certificates to shorter-term maturities, which usually carry a lower rate. Also, with the declining rate environment during 2001, the Company lowered offering rates for new and renewing certificates.

Interest expense on interest-bearing demand and savings deposits also declined in 2002, from $435,000 for the six months ended June 30, 2001 to $338,000 for the six months ended June 30, 2002, a decline of $97,000, or 22.3%. The Company lowered rates paid on demand and savings accounts due to the decline in general market interest rates during 2001. The average balance of interest-bearing demand and savings accounts increased $9.34 million, or 23.1%, from $40.52 million in the first six months of 2001 to $49.86 million for the same period in 2002.

Interest expense on FHLB advances was $442,000 for the six months ended June 30, 2002 compared to $441,000 for the same period in 2001. The average balance of FHLB advances was $19.16 million for the first six months of 2002 compared to $17.59 million for the same period in 2001. The average rate on FHLB advances decreased from 5.06% for the six months ended June 30, 2001 to 4.65% for the six months ended June 30, 2002.

Net interest income as a percent of interest earning assets was 4.15% for the six months ended June 30, 2002 versus 3.87% for the same period in 2001. The spread between the yield on interest-earning assets and the rate on interest-bearing liabilities was 3.76% and 3.32% for the six months ended June 30, 2002 and 2001, respectively.

The provision for loan losses was $110,000 for the six months ended June 30, 2002 compared to $72,000 for the six months ended June 30, 2001. The higher provision in 2002 was due to an increase in the monthly provision based on the Company's analysis of the loan portfolio and the adequacy of the allowance for loan losses during the period. The Company increased the monthly provision in 2002 primarily due to increased lending in commercial and consumer loan categories. Management assesses the adequacy of the allowance for loan losses based on evaluating known and inherent risks in the loan portfolio and upon management's continuing analysis of the factors underlying the quality of the loan portfolio. While management believes that, based on information currently available, the allowance for loan losses is sufficient to cover losses inherent in its loan portfolio at this time, no assurance can be given that the level of the allowance for loan losses will be sufficient to cover future possible loan losses incurred by the Company or that future adjustments to the allowance for loan losses will not be necessary if economic and other conditions differ substantially from the economic and other conditions used by management to determine the current level of the allowance for loan losses. Management may in the future increase the level of the allowance for loan losses as a percentage of total loans and non-performing loans in the event it increases the level of commercial real estate, multifamily, or consumer lending as a percentage of its total loan portfolio. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the allowance for loan losses. Such agencies may require the Company to provide additions to the allowance based upon judgements different from management.

During the first six months of 2002, the Company charged-off one consumer loan totaling $1,000, and collected $3,000 in recoveries. For the six months ended June 30, 2001, the Company charged-off $18,000 in loans and collected $4,000 in recoveries.

Non-performing loans, which are loans past due 90 days or more and non-accruing loans, totaled $190,000 at June 30, 2002, compared to $177,000 at June 30, 2001. Non-performing loans at June 30, 2002 consisted of four residential mortgage loans totaling $133,000, and three consumer loans totaling $57,000. All of these loans were past due 90 days or more at June 30, 2002, with one consumer loan totaling $8,000 in non-accrual status. The ratio of the Company's allowance for loan losses to total loans was .86% at June 30, 2002 and .67% at June 30, 2001.

Noninterest income totaled $1,485,000 for the six months ended June 30, 2002, compared to $1,050,000 for the same period in 2001, an increase of $435,000, or 41.4%. This increase was mostly due to commissions generated by GTPS Insurance Agency and net gains from the sale of mortgage loans, net of commissions. Insurance sales commissions increased $209,000, or 34.7%, from $602,000 reported for the first six months of 2001 to $811,000 for the first six months of 2002, primarily due to commissions generated from new customers. The Company sold $10.45 million in loans during the first six months of 2002, recording net gains of $221,000, which includes both the cash gains on the sale of loans totaling $106,000 and the gains from capitalizing mortgage servicing rights of $115,000. The Company had no loan sales during the first six months of 2001. The Company started selling one-to-four-family fixed rate residential mortgage loans to Fannie Mae in July 2001 in order to provide funding for additional loans and also to reduce interest rate risk due to the decline in home mortgage rates during 2001.

Noninterest expense was $2,929,000 for the first six months of 2002, $46,000 or 1.6%, higher than the $2,883,000 recorded for the first six months of 2001, mainly the result of increases in salaries and employee benefits expense and other expenses, offset by a reduction in equipment expenses. Salaries and employee benefits expense increased $89,000, or 5.6%, from $1,583,000 for the six months ended June 30, 2001 to $1,672,000 for the first six months of 2002, due primarily to normal salary raises. Equipment expenses were lower in 2002 due to a reduction in depreciation expense, mainly depreciation expense related to the Bank's core processing software. Other expenses increased by $46,000, from $199,000 for the six months ended June 30, 2001 to $245,000 for the six months ended June 30, 2002, partly due to costs associated with the Company's debit card program implemented in late 2001. Also, service charges related to check processing and loan expenses tied mainly to the Company's revolving home equity product were higher in 2002.

Total income taxes were $626,000 for the period ended June 30, 2002 and $379,000 for the same period in 2001. The effective tax rate for the six months ended June 30, 2002 and 2001, were 39.1% and 40.8% respectively.


Comparison of Three Month Periods Ended June 30, 2002 and 2001

Net income for the three months ended June 30, 2002 was $469,000, an increase of $180,000, or 62.3%, over the $289,000 recorded for the three months ended June 30, 2001. Basic earnings per share increased $0.25, from $0.30 for the three months ended June 30, 2001 to $0.55 for the same period in 2002, while diluted earnings per share increased $0.21, from $0.30 for 2001 to $0.51 in 2002.

Net income for the second quarter of 2002 was higher than net income for the second quarter of 2001 mainly due to increases in net interest income and noninterest income, offset by increases in the provision for loan losses and noninterest expense.

Net interest income was $1,596,000 for the quarter ended June 30, 2002 compared to $1,452,000 for the quarter ended June 30, 2001, an increase of $144,000, or 9.9%. Because of the significant decline in general interest rates during 2001, both interest income and interest expense were lower in the second quarter of 2002 compared to the second quarter in 2001; however, the decline in interest expense was greater.

Interest income decreased 8.5%, or $252,000, from $2,953,000 for the quarter ended June 30, 2001 to $2,701,000 for the second quarter of 2002, primarily due to reductions in interest income from loans and investment securities. Interest income on loans decreased $191,000, or 6.8%, from $2,790,000 for the quarter ended June 30, 2001 to $2,599,000 for the same quarter in 2002 due primarily to a decline in the average yield on net loans. The average yield on net loans decreased from 8.17% for the second quarter of 2001 to 7.63% for the second quarter of 2002. The average balance of total loans only declined slightly from $136.96 million during the second quarter of 2001 to $136.67 million for the second quarter of 2002.

Interest income on investment securities decreased from $91,000 for the three months ended June 30, 2001 to $30,000 for the same period in 2002, due to a reduction in average total investments. Average total investments for the second quarter of 2002 were $1.78 million, down $3.67 million, or 67.3%, from $5.45 million for the second quarter of 2001. This decline was mainly due to U.S. agency securities being called in the second and third quarters of 2001, and principal repayments on mortgage-backed securities. The average yield on investment securities for the three months ended June 30, 2002 was 6.78%, while the average yield was 6.70% for the same period in 2001.

Interest income on deposits with banks and other was $72,000 for both the quarters ended June 30, 2002 and 2001. The average balance of deposits with banks and other was $9.32 million higher for the quarter ended June 30, 2002 compared to the same quarter in 2001. Average total deposits with banks and other was $15.75 million for the second quarter of 2002 and $6.43 million for the second quarter of 2001. However, the average yield was significantly lower in 2002 due to the sharp decline in short-term interest rates during 2001. The average yield on deposits with banks and other was 1.83% for the three months ended June 30, 2002 and 4.49% for the three months ended June 30, 2001.

Interest expense decreased $396,000, or 26.4%, from $1,501,000 for the three months ended June 30, 2001 to $1,105,000 for the same period in 2002. The decrease was mainly due to a decline in the average rate paid on interest-bearing deposits. This decline was partly due to a shift in deposits from longer-term, higher rate certificates of deposit to savings, NOW and money market accounts. The average rate on interest-bearing deposits declined from 4.53% for the quarter ended June 30, 2001 to 3.03% for the quarter ended June 30, 2002. Average total interest-bearing deposits increased $4.02 million in 2002, from $112.35 million for the quarter ended June 30, 2001 to $116.37 million for the quarter ended June 30, 2002. Average total interest-bearing demand deposits - NOW, savings and money market accounts increased $10.28 million, from $41.30 million for the second quarter of 2001 to $51.58 million for the second quarter of 2002. Average total certificates of deposit declined $6.26 million, from $71.05 million for the second quarter of 2001 to $64.79 million for the second quarter of 2002. The majority of the decrease in average certificates of deposit occurred in 18-month to two-year certificates.

Interest expense on FHLB advances decreased $8,000, from $225,000 for the three months ended June 30, 2001 to $217,000 for the same period in 2002, mainly due to a decline in the average rate. The average total balance of FHLB advances increased from $18.48 million for the second quarter of 2001 to $18.92 million for the second quarter of 2002. The average rate on FHLB advances was 4.60% for the three months ended June 30, 2002, compared to 4.88% for the three months ended June 30, 2001.

Net interest income as a percent of interest earning assets was 4.15% for the three months ended June 30, 2002 versus 3.91% for the same period in 2001. The spread between the yield on interest earning assets and the rate on interest bearing liabilities was 3.76% and 3.38% for the three months ended June 30, 2002 and 2001, respectively.

The provision for loan losses was $50,000 for the three months ended June 30, 2002 compared to $36,000 for the three months ended June 30, 2001. The higher provision in 2002 reflects an increase in the monthly provision for loan losses due primarily to increased lending in commercial and consumer loans.

Noninterest income increased $182,000, or 34.8%, from $523,000 for the quarter ended June 30, 2001 to $705,000 for the three months ended June 30, 2002. The increase was mainly due to higher commission income from insurance activities and net gains from loan sales. Insurance sales commissions were $349,000 for the quarter ended June 30, 2002 compared to $283,000 for the same period in 2001, an increase of $66,000, or 23.3%. The Company sold $5.35 million in one-to-four-family residential mortgage loans during the second quarter of 2002, recording net gains of $115,000, which includes both the cash gains on the sale of loans totaling $50,000 and the gains from capitalizing mortgage servicing rights of $65,000.

Noninterest expense was $1,483,000 for the three months ended June 30, 2002 compared to $1,449,000 for the same period in 2001, an increase of $34,000, or 2.3%. Noninterest expense was higher in 2002 primarily due to increases in salary and benefits expense, which was $49,000, or 6.2%, higher in the second quarter of 2002 compared to the second quarter of 2001. Salary and benefits expense was higher in 2002 due mainly to normal salary raises, and increases in health insurance premiums and payroll taxes.

Total income taxes for the three months ended June 30, 2002 were $299,000, compared to $201,000 recorded for the same period in 2001, an increase of $98,000, or 48.8%. The effective tax rates for the three months ended June 30, 2002 and 2001, were 38.9% and 41.0%, respectively.


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




                        Six Months Ended June 30, 2002
                          (unaudited, in thousands)

                                Insurance/
                    Banking     Brokerage
                    Services    Services     Company    Eliminations     Total
------------------------------------------------------------------------------

Interest income    $   5,439    $   --      $  5,439      $    --     $  5,439
Interest expense       2,286        --         2,286           --        2,286
Noninterest income       646       879         1,525          (40)       1,485
Net income               787       186           973           --          973
Total assets         165,293     1,220       166,513       (1,549)     164,964


                        Six Months Ended June 30, 2001
                          (unaudited, in thousands)

                                Insurance/
                    Banking     Brokerage
                    Services    Services     Company    Eliminations     Total
------------------------------------------------------------------------------

Interest income    $   5,851    $   --      $  5,851      $    --     $  5,851
Interest expense       3,017        --         3,017           --        3,017
Noninterest income       389       681         1,070          (20)       1,050
Net income               409       141           550           --          550
Total assets         164,966     1,003       165,969       (1,217)     164,752










                       Three Months Ended June 30, 2002
                          (unaudited, in thousands)

                                Insurance/
                    Banking     Brokerage
                    Services    Services     Company    Eliminations     Total
------------------------------------------------------------------------------

Interest income    $   2,701        --         2,701           --        2,701
Interest expense       1,105        --         1,105           --        1,105
Noninterest income       339       386           725          (20)         705
Net income               402        67           469           --          469


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

Liquidity and Capital Resources

The Bank's primary sources of funds are deposits, principal and interest payments on loans, and proceeds from mortgage loan sales. While maturities and scheduled amortization of loans are predictable sources of funds, deposit flows and mortgage prepayments are greatly influenced by general interest rates, economic conditions, and competition. Office of Thrift Supervision regulations require the Bank to maintain sufficient liquidity to ensure its safe and sound operation.

A review of the Consolidated Statements of Cash Flows included in the accompanying financial statements shows that the Company's cash and cash equivalents ("cash") increased $8.76 million for the six months ended June 30, 2002, compared to a decrease of $731,000 for the six months ended June 30, 2001. During the six months ended June 30, 2002, cash was primarily provided from earnings, proceeds from sales of one-to-four-family residential mortgage loans, loan repayments in excess of loan originations, an increase in demand, money market, NOW and savings accounts, and proceeds from FHLB advances. During this period, cash was primarily used to fund originations of loans held for sale, a decrease in certificates of deposit, the repayment of FHLB advances and to purchase treasury stock.

During the six months ended June 30, 2001, cash was primarily provided from earnings, proceeds from maturities of securities, an increase in certificates of deposit, and FHLB advances. During this period, cash was primarily used to fund loans, a decrease in demand, money market NOW and savings accounts, the repayment of FHLB advances and to purchase treasury stock.

The Company's primary investment activity during the six months ended June 30, 2002 was the origination of loans, including mortgage loans held for sale. During the six months ended June 30, 2002 and 2001, the Company originated mortgage loans in the amounts of $13.11 million and $15.11 million, respectively, commercial loans in the amounts of $3.12 million and $3.67 million, respectively, and consumer loans in the amounts of $5.62 million and $5.64 million, respectively.

As of June 30, 2002, the Company had outstanding commitments (including undisbursed loan proceeds) of $4.33 million. The Company anticipates it will have sufficient funds available to meet its current loan origination commitments. Certificates of deposit, which are scheduled to mature in one year or less from June 30, 2002, totaled $46.77 million. Management believes a significant portion of such deposits will remain with the Company.

At June 30, 2002, the Bank exceeded all of its regulatory capital requirements with tangible capital and core capital both at $10.68 million or 6.81% of total adjusted tangible assets, core capital at $10.68 million or 6.81% of adjusted total assets, and risk-based capital at $11.82 million or 12.53% of total risk-weighted assets. The required ratios are 1.5% for tangible capital to tangible assets, 2% for core capital to total adjusted tangible assets, 4.0% for core capital to adjusted total assets and 8.0% for risk-based capital to risk-weighted assets.

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

       a.  Exhibits

          3.1   Certificate of Incorporation of Great American Bancorp, Inc.*

          3.2   By-laws of Great American Bancorp, Inc.*

         11.0   Computation of earnings per share (filed herewith)

         99.0 Certifications of Chief Executive Officer and Chief Financial Officer (filed herewith)

        b.  Report on Form 8-K

           1. On April 11, 2002, the Registrant filed a Current Report on Form 8-K reporting information under Items 5 and 7, incorporating by reference a press release dated April 9, 2002, relating to the Registrant's unaudited results for the quarter ended March 31, 2002.


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


      Dated:     August 13, 2002            /s/  George R. Rouse
             -----------------------      ----------------------------
                                           George R. Rouse
                                           President and
                                           Chief Executive Officer



      Dated:     August 13, 2002            /s/  Jane F. Adams
            --------------------------    ----------------------------
                                           Jane F. Adams
                                           Chief Financial Officer,
                                           Secretary and Treasurer

                                    Exhibit 11.0


Earnings per share (unaudited)

Earnings per share (EPS) were computed as follows
(dollar amounts in thousands except share data):

                                                    Six Months Ended
                                                     June 30, 2002
                                             -------------------------------
                                                        Weighted
                                                         Average   Per Share
                                              Income      Shares     Amount
                                             -------------------------------
Basic Earnings Per Share

  Income available to common stockholders    $   973     849,908    $  1.14

Effect of Dilutive Securities
  Stock options                                           62,588
  Unearned incentive plan shares                           5,398
                                             -------------------------------
Diluted Earnings Per Share
  Income available to common stockholders
   and assumed conversion                    $   973     917,894    $  1.06
                                             ===============================



                                                    Six Months Ended
                                                      June 30, 2001
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
                                             ===============================











                                                   Three Months Ended
                                                     June 30, 2002
                                             -------------------------------
                                                        Weighted
                                                         Average   Per Share
                                              Income      Shares     Amount
                                             -------------------------------
Basic Earnings Per Share

  Income available to common stockholders    $   469     845,132    $  0.55

Effect of Dilutive Securities
  Stock options                                           67,439
  Unearned incentive plan shares                           5,360
                                             -------------------------------
Diluted Earnings Per Share
  Income available to common stockholders
   and assumed conversion                    $   469     917,931    $  0.51
                                             ===============================



                                                   Three Months Ended
                                                      June 30, 2001
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
                                             ===============================

                              Exhibit 99.0


                          CERTIFICATION PURSUANT TO
                           18 U.S.C. SECTION 1350
                           AS ADOPTED PURSUANT TO
                 SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


    In connection with the Quarterly Report of Great American Bancorp, Inc. (the "Company") on Form 10-QSB for the period ending June 30, 2002 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, George R. Rouse, Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

        1. The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities and Exchange Act of 1934; and

        2. The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company as of and for the period covered by the Report.




                                                /s/ George R. Rouse
                                               ----------------------------
                                                George R. Rouse
                                                Chief Executive Officer
                                                August 13, 2002

                          CERTIFICATION PURSUANT TO
                            18 U.S.C. SECTION 1350
                            AS ADOPTED PURSUANT TO
                 SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


    In connection with the Quarterly Report of Great American Bancorp, Inc. (the "Company") on Form 10-QSB for the period ending June 30, 2002 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Jane F. Adams, Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

        1. The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities and Exchange Act of 1934; and

        2. The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.




                                                   /s/ Jane F. Adams
                                                   --------------------------
                                                   Jane F. Adams
                                                   Chief Financial Officer
                                                   August 13, 2002


1


22