Form 10QSB
period 2002-09-30
GREAT AMERICAN BANCORP INC
filed 2002-11-13
CIK 943064

UNITED STATES
                   SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C. 20549

                              FORM 10-QSB
(Mark One)
[ X ]     QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
          SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended      September 30, 2002
                                ----------------------

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

At October 31, 2002, the Registrant had 822,790 shares of Common Stock outstanding, for ownership purposes, which excludes 1,229,960 shares held as treasury stock.


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

     Item 3.        Controls and Procedures

PART II -- OTHER INFORMATION

     Item 1.        Legal Proceedings

     Item 2.        Changes in Securities

     Item 3.        Defaults Upon Senior Securities

     Item 4.        Submission of Matters to a Vote of Security
                    Holders

     Item 5.        Other Information

     Item 6.        Exhibits and Reports on Form 8-K

SIGNATURES

                 Great American Bancorp, Inc. and Subsidiary
                    Condensed Consolidated Balance Sheets
                As of September 30, 2002 and December 31, 2001
                      (in thousands except share data)

                                           Sept. 30, 2002      Dec. 31, 2001
                                             (unaudited)
-----------------------------------------------------------------------------
ASSETS
Cash and due from banks                     $       6,049      $       4,832
Interest-bearing demand deposits                   18,352              6,334
                                            --------------------------------
     Cash and cash equivalents                     24,401             11,166

Held-to-maturity securities                         1,503              2,056
Mortgage loans held for sale                        1,559              2,343
Loans, net of allowance for loan losses
 of $1,151 and $1,040 in 2002 and 2001,
 respectively                                     130,295            143,063
Premises and equipment                              6,230              6,362
Federal Home Loan Bank stock                        1,212              1,166
Interest receivable                                   733                789
Cash surrender value of life insurance                263                251
Insurance premiums receivable                         357                204
Deferred income taxes                                  75                 81
Mortgage servicing rights                             198                 51
Goodwill                                              485                485
Other                                                 323                328
                                            --------------------------------
     Total assets                           $     167,634      $     168,345
                                            ================================
LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES
 Deposits
  Noninterest-bearing deposits              $      12,509      $      11,890
  Interest-bearing deposits
    Savings, NOW and money market                  53,987             46,300
    Time                                           62,421             69,350
                                            --------------------------------
     Total deposits                               128,917            127,540

 Federal Home Loan Bank advances                   18,000             20,500
 Deferred compensation - directors                    626                648
 Advances from borrowers for taxes
  and insurance                                        75                319
 Accrued postretirement benefit obligation            245                211
 Accrued real estate taxes                             97                136
 Premiums due insurance companies                      83                101
 Dividend payable                                      91                 95
 Income taxes payable                                  33                 23
 Interest payable                                      74                 91
 Other                                                411                122
                                            --------------------------------
    Total liabilities                             148,652            149,786
                                            --------------------------------
Commitments and Contingent Liabilities
                                                                 (continued

                 Great American Bancorp, Inc. and Subsidiary
              Condensed Consolidated Balance Sheets (Continued)
               As of September 30, 2002 and December 31, 2001
                      (in thousands except share data)

                                             Sept. 30, 2002     Dec. 31, 2001
                                               (unaudited)
-----------------------------------------------------------------------------
STOCKHOLDERS' EQUITY
Preferred stock, $0.01 par value
 Authorized and unissued --
  1,000,000 shares                          $          --      $          --
Common stock, $0.01 par value
 Authorized -- 7,000,000 shares
 Issued and outstanding -- 2,052,750 shares            21                 21
Additional paid-in-capital                         20,166             20,165
Retained earnings                                  19,055             17,838
                                             --------------------------------
                                                   39,242             38,024

Treasury stock, at cost
 Common: 2002 - 1,221,160 shares,
  2001 - 1,185,583 shares                         (20,193)           (19,393)
Unearned incentive plan shares:
 2002 - 4,649 shares,
 2001 - 5,010 shares                                  (67)               (72)
                                            --------------------------------
     Total stockholders' equity                    18,982             18,559
                                            --------------------------------
     Total liabilities and
      stockholders' equity                  $     167,634      $     168,345
                                            ================================


See notes to condensed consolidated financial statements.

                  Great American Bancorp, Inc. and Subsidiary
                  Condensed Consolidated Statements of Income
             For the Nine Months Ended September 30, 2002 and 2001
                   (Unaudited, in thousands except share data)

                                                     2002               2001
----------------------------------------------------------------------------
Interest income
 Loans                                      $       7,812      $       8,320
 Available-for-sale securities                         --                120
 Held-to-maturity securities                           85                127
 Deposits with banks and other                        196                242
                                            --------------------------------
   Total interest income                            8,093              8,809
                                            --------------------------------
Interest expense
 Deposits                                           2,638              3,783
 Federal Home Loan Bank advances                      647                679
 Other                                                 22                 26
                                            --------------------------------
   Total interest expense                           3,307              4,488
                                            --------------------------------
   Net interest income                              4,786              4,321
Provision for loan losses                             140                114
                                            --------------------------------
   Net interest income after
     provision for loan losses                      4,646              4,207
                                            --------------------------------
Noninterest income
 Insurance sales commissions                        1,148                875
 Brokerage commissions                                 89                 99
 Customer service fees                                435                417
 Other service charges and fees                       151                123
 Gain on mortgage banking activities                  404                 49
 Loan servicing fees                                   17                  9
 Other                                                  8                 12
                                             --------------------------------
   Total noninterest income                         2,252              1,584
                                            --------------------------------

                                                                 (continued)

                  Great American Bancorp, Inc. and Subsidiary
            Condensed Consolidated Statements of Income (Continued)
             For the Nine Months Ended September 30, 2002 and 2001
                  (Unaudited, in thousands except share data)

                                                     2002               2001
----------------------------------------------------------------------------
Noninterest expense
 Salaries and employee benefits             $       2,546      $       2,412
 Net occupancy expense                                433                450
 Equipment expense                                    373                455
 Data processing fees                                  56                 59
 Deposit insurance premium                             17                 18
 Printing and office supplies                         208                226
 Legal and professional fees                          177                171
 Directors and committee fees                          82                 76
 Insurance expense                                     46                 39
 Marketing and advertising expense                    161                142
 Other                                                382                297
                                            --------------------------------
   Total noninterest expense                        4,481              4,345
                                            --------------------------------
   Income before income tax                         2,417              1,446
Income tax expense                                    922                579
                                            --------------------------------
   Net income                               $       1,495      $         867
                                            ================================

Per Share Data:

  Earnings
   Basic:
     Net income                             $        1.77      $        0.91
                                            ================================
     Average number of shares                     843,525            949,931
                                            ================================

   Diluted:
     Net income                             $        1.63      $        0.89
                                            ================================
     Average number of shares                     915,889            973,126
                                            ================================

  Dividends                                 $        0.33      $        0.33
                                            ================================


See notes to condensed consolidated financial statements.

                  Great American Bancorp, Inc. and Subsidiary
                  Condensed Consolidated Statements of Income
             For the Three Months Ended September 30, 2002 and 2001
                   (Unaudited, in thousands except share data)

                                                     2002               2001
----------------------------------------------------------------------------
Interest income
 Loans                                      $       2,556      $       2,843
 Available-for-sale securities                         --                 23
 Held-to-maturity securities                           23                 39
 Deposits with banks and other                         75                 53
                                            --------------------------------
   Total interest income                            2,654              2,958
                                            --------------------------------
Interest expense
 Deposits                                             809              1,225
 Federal Home Loan Bank advances                      205                238
 Other                                                  7                  8
                                            --------------------------------
   Total interest expense                           1,021              1,471
                                            --------------------------------
   Net interest income                              1,633              1,487
Provision for loan losses                              30                 42
                                            --------------------------------
   Net interest income after
     provision for loan losses                      1,603              1,445
                                            --------------------------------
Noninterest income
 Insurance sales commissions                          337                273
 Brokerage commissions                                 21                 25
 Customer service fees                                162                143
 Other service charges and fees                        57                 40
 Gain on mortgage banking activities                  183                 49
 Loan servicing fees                                    6                  3
 Other                                                  1                  1
                                             --------------------------------
   Total noninterest income                           767                534
                                            --------------------------------

                                                                 (continued)


                  Great American Bancorp, Inc. and Subsidiary
            Condensed Consolidated Statements of Income (Continued) For the Three Months Ended September 30, 2002 and 2001
                  (Unaudited, in thousands except share data)

                                                     2002               2001
----------------------------------------------------------------------------
Noninterest expense
 Salaries and employee benefits             $         874      $         829
 Net occupancy expense                                147                147
 Equipment expense                                    125                149
 Data processing fees                                  19                 23
 Deposit insurance premium                              6                  6
 Printing and office supplies                          68                 75
 Legal and professional fees                           70                 51
 Directors and committee fees                          32                 26
 Insurance expense                                     16                 13
 Marketing and advertising expense                     58                 45
 Other                                                137                 98
                                            --------------------------------
   Total noninterest expense                        1,552              1,462
                                            --------------------------------
   Income before income tax                           818                517
Income tax expense                                    296                200
                                            --------------------------------
   Net income                               $         522      $         317
                                            ================================

Per Share Data:

  Earnings
   Basic:
     Net income                             $        0.63      $        0.35
                                            ================================
     Average number of shares                     830,965            917,160
                                            ================================

   Diluted:
     Net income                             $        0.57      $        0.33
                                            ================================
     Average number of shares                     911,134            949,026
                                            ================================

  Dividends                                 $        0.11      $        0.11
                                            ================================


See notes to condensed consolidated financial statements.

                 Great American Bancorp, Inc. and Subsidiary
               Condensed Consolidated Statements of Cash Flows
            For the Nine Months Ended September 30, 2002 and 2001
                          (Unaudited, in thousands)

                                                     2002               2001
----------------------------------------------------------------------------
Operating Activities
Net income                                  $       1,495      $         867
Items not requiring (providing) cash
 Depreciation expense                                 359                443
 Amortization of goodwill                              --                 33
 Provision for loan losses                            140                114
 Amortization of premiums and
  discounts on securities                               4                 --
 Amortization of loan servicing rights                 16                  2
 Amortization of deferred loan fees                   (22)               (24)
 Deferred income taxes                                  6                  9
 Federal Home Loan Bank stock dividends               (46)               (49)
 Employee stock ownership plan
  compensation expense                                 --                234
 Incentive plan expense                                 6                 29
 Gain on sales of mortgage loans                     (404)               (49)
 Loans originated for sale                        (15,191)            (2,654)
 Proceeds from sales of loans                      16,216              2,683
 Net gain on sale of premises and equipment            (4)                --
 Changes in:
  Accrued interest receivable                          56                 19
  Income taxes receivable                              --                116
  Prepaid expenses and other assets                  (160)                62
  Interest payable                                    (17)                14
  Other liabilities                                   244                197
  Income taxes payable                                 10                225
                                            --------------------------------
     Net cash provided by
      operating activities                          2,708              2,271
                                            --------------------------------
Investing Activities
 Net (originations) collections of loans           12,650             (9,238)
 Purchase of premises and equipment                  (227)               (47)
 Proceeds from sales of premises and equipment          4                 --
 Proceeds from maturities of available-for-sale
  securities                                           --              3,000
 Proceeds from maturities of held-to-maturity
  securities                                           --                425
 Proceeds from paydowns of mortgage backed
  securities                                          549                473
 Purchase of Federal Home Loan Bank stock              --               (211)
                                            --------------------------------
     Net cash provided (used) by
      investing activities                         12,976             (5,598)
                                            --------------------------------

                                                                 (continued)

                   Great American Bancorp, Inc. and Subsidiary
           Condensed Consolidated Statements of Cash Flows (Continued)
              For the Nine Months Ended September 30, 2002 and 2001
                            (Unaudited, in thousands)

                                                     2002               2001
----------------------------------------------------------------------------
Financing Activities:
 Net increase in demand deposits,
  money market, NOW and savings accounts    $       8,306      $       1,106
 Net decrease in certificates of deposits          (6,929)              (691)
 Repayment of Federal Home Loan Bank advances      (4,500)            (4,500)
 Proceeds from Federal Home Loan Bank advances      2,000             13,500
 Dividends paid                                      (282)              (319)
 Purchase of treasury stock                          (800)            (2,515)
 Net decreases in advances from
  borrowers for taxes and insurance                  (244)              (197)
                                             --------------------------------
     Net cash provided (used) by
      financing activities                         (2,449)             6,384
                                            --------------------------------
Increase in Cash and Cash Equivalents              13,235              3,057

Cash and Cash Equivalents, Beginning
  of Period                                        11,166             10,643
                                            --------------------------------
Cash and Cash Equivalents, End of
  Period                                    $      24,401      $      13,700
                                            ================================
Supplemental Cash Flows Information

   Interest paid                            $       3,324      $       4,473
                                            ================================
   Income taxes paid (net of refunds)       $         906      $         399
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

2.  Statement of Information Furnished

The accompanying unaudited consolidated financial statements have been prepared in accordance with Form 10-QSB instructions and Item 310(b) of Regulation S-B, and, in the opinion of management, contain all adjustments necessary to present fairly the financial position as of September 30, 2002 and December 31, 2001, the results of operations for the nine months and three months ended September 30, 2002 and 2001, and the cash flows for the nine months ended September 30, 2002 and 2001. All adjustments to the financial statements were normal and recurring in nature. These results have been determined on the basis of accounting principles generally accepted in the United States of America. Reclassifications of certain amounts in the 2001 financial statements have been made to conform to the 2002 presentation. The results of operations for the three and nine months ended September 30, 2002 are not necessarily indicative of the results to be expected for the entire fiscal year.

The consolidated financial statements are those of the Company and the Bank. Certain information and note disclosures normally included in the Company's financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. These consolidated financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company's 2001 Annual Report to Shareholders. The condensed consolidated balance sheet of the Company as of December 31, 2001 has been derived from the audited consolidated balance sheet of the Company as of that date.

3. Accounting Changes

Effective January 1, 2002, the Company applied Financial Accounting Standards Board ("FASB") Statement No. 142, Goodwill and Other Intangible Assets.
Among its provisions is a requirement to disclose what reported net income would have been in all periods presented exclusive of amortization expense (net of related income tax effects) recognized in those periods related to goodwill, intangible assets no longer being amortized, and changes in amortization periods for intangible assets that will continue to be amortized together with related per share amounts.


                                  Three Months Ended        Nine Months Ended
                                     September 30,           September 30,
                                  2002          2001        2002         2001
                                  ----          ----        ----         ----
                                     (in thousands, except per share data)

Reported net income             $  522        $  317      $1,495       $  867
Add goodwill amortization           --             7          --           20
                                ------        ------      ------       ------
Adjusted net income             $  522        $  324      $1,495       $  887
                                ======        ======      ======       ======

Basic earnings per share:
Reported net income             $ 0.63        $ 0.35      $ 1.77       $ 0.91
Goodwill amortization               --          0.00          --         0.02
                                ------        ------      ------       ------
Adjusted net income             $ 0.63        $ 0.35      $ 1.77       $ 0.93
                                ======        ======      ======       ======

Diluted earnings per share:
Reported net income             $ 0.57        $ 0.33      $ 1.63       $ 0.89
Goodwill amortization               --          0.01          --         0.02
                                ------        ------      ------       ------
Adjusted net income             $ 0.57        $ 0.34      $ 1.63       $ 0.91
                                ======        ======      ======       ======

Based on current information, the Company determined during the third quarter that there was no impairment as the result of the application of FASB Statement No. 142. Impairment testing will be done annually as of September 30, in accordance with the requirement of the statement.

4. Current Accounting Issues

In July 2001, SFAS No. 143, "Accounting for Asset Retirement Obligations" was issued. SFAS No. 143 establishes standards for accounting and reporting of obligations associated with the retirement of tangible long-lived assets and associated asset retirement costs. SFAS No. 143 is effective beginning September 15, 2002. The adoption of this Statement did not have an impact on the Company.

In October 2001, SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" was issued. Under SFAS No. 144, long-lived assets to be sold within one year must be separately identified and carried at the lower of carrying value or fair value less costs to sell.

Long-lived assets expected to be held longer than one year are subject to depreciation and must be written down to fair value upon impairment. Long lived assets no longer expected to be sold within one year, such as some foreclosed real estate, must be written down to the lower of current fair value or fair value at the date of foreclosure adjusted to reflect depreciation since acquisition. SFAS No. 144 must be implemented by January 1, 2002. The adoption of this Statement did not have an impact on the Company.


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

Financial Condition

The Company's total assets decreased $711,000 from December 31, 2001 to September 30, 2002. Total assets were $167.63 million at September 30, 2002, compared to $168.35 million at December 31, 2001.

Cash and cash equivalents increased $13.23 million, or 118.4%, from $11.17 million at December 31, 2001 to $24.40 million at September 30, 2002. Cash and cash equivalents, primarily interest-bearing demand deposits, increased as a result of proceeds from mortgage loan sales, loan repayments and an increase in customer deposits, offset by repayments of Federal Home Loan Bank ("FHLB") advances. Interest-bearing demand deposits grew from $6.33 million at December 31, 2001 to $18.35 million at September 30, 2002, an increase of $12.02 million, or 189.9%.

Held-to-maturity securities declined from $2.06 million at December 31, 2001 to $1.50 million at September 30, 2002 due to repayments of mortgage-backed securities.

Mortgage loans held for sale decreased from $2.34 million at December 31, 2001 to $1.56 million at September 30, 2002 due mainly to a change in the Company's strategy relating to the selling of mortgage loans. In the second quarter of 2002, Company management began entering into commitments to sell loans to the secondary market at the time customers commit to the loans. Previously, mortgage loans held for sale were sold when management considered the pricing advantageous. The Company changed its strategy in order to reduce its exposure to changes in interest rates. During the first nine months of 2002, the Company originated $15.19 million in mortgage loans held for sale. During this period, the Company sold $16.01 million in loans recording cash gains of $204,000. The $1.56 million balance of mortgage loans held for sale at September 30, 2002 consists of loans committed for sale recorded at their estimated fair value and includes a net gain of $37,000 that is included in net income for 2002. During the nine months ended September 30, 2002, the Company also recorded gains from capitalizing mortgage servicing rights of $163,000. At September 30, 2002 and December 31, 2002, residential mortgage loans serviced for others totaled $22.82 million and $9.15 million, respectively.

The following schedule shows the balances by loan category at September 30, 2002 compared to December 31, 2001, along with the change and percentage change:

                                Balance       Balance
                             September 30,  December 31,           Percentage
                                 2002          2001       Change     Change
----------------------------------------------------------------------------
One-to-four-family mortgage
  loans held for investment   $  69,682    $  81,657     $(11,975)   (14.7)%
Multi-family mortgage loans      19,145       19,775         (630)    (3.2)
Commercial mortgage loans        16,291       16,591         (300)    (1.8)
Construction loans                2,558        3,907       (1,349)   (34.5)
----------------------------------------------------------------------------
  Total real estate loans       107,676      121,930      (14,254)   (11.7)
Commercial loans                  9,684        9,553          131      1.4
Consumer loans                   14,086       12,620        1,466     11.6
----------------------------------------------------------------------------
  Total loans                   131,446      144,103      (12,657)    (8.8)
Allowance for loan losses        (1,151)      (1,040)        (111)   (10.7)
----------------------------------------------------------------------------
  Total loans, net            $ 130,295    $ 143,063     $(12,768)    (8.9)%
============================================================================

Net loans declined from $143.06 million at December 31, 2001 to $130.30 million at September 30, 2002, a decrease of $12.76 million, or 8.9%. Net loans, which does not include mortgage loans held for sale, declined mostly due to principal repayments on one-to-four-family residential mortgage loans exceeding loan originations. The majority of new one-to-four-family residential mortgage loans in 2002 were originated for sale rather than for investment. Mortgage loans held for sale are separately reported on the consolidated balance sheets. One-to-four-family mortgage loans decreased $11.98 million from December 31, 2001 to September 30, 2002.

Construction loans declined $1.35 million from December 31, 2001 to September 30, 2002 mainly due to construction being completed on one large commercial construction loan totaling $1.67 million. This loan was transferred to commercial mortgage loans during the second quarter of 2002. Two large commercial mortgage loans, totaling $2.09 million, were paid off during the first quarter of 2002, contributing to the decline of $300,000 in commercial mortgage loans.

Total consumer loans increased $1.47 million, or 11.6%, from $12.62 million at December 31, 2001 to $14.09 million at September 30, 2002, primarily revolving home equity loans offset by declines in other secured consumer loans. Home equity loans grew by $2.07 million from December 31, 2001 to September 30, 2002. The Company has been actively marketing the revolving home equity product with television and other types of advertising.

Total deposits increased $1.38 million, or 1.1%, from $127.54 million at December 31, 2001 to $128.92 million at September 30, 2002. Noninterest-bearing deposits increased by $619,000 and savings, NOW and money market deposits grew by $7.69 million, while time deposits declined by $6.93 million during the first nine months of 2002. The growth in savings, NOW and money market accounts and the decline in time deposits was mostly due to customers transferring matured certificates of deposit into short-term, interest-bearing demand accounts. Such transfers, management believes, are in anticipation that market interest rates will rise in the future. The decline in time deposits was mainly in certificates of deposit with one to two year maturities.

The following table summarizes the balances of deposits at September 30, 2002 and December 31, 2001, the change in the balances and the percentage change:

                               Balance       Balance
                            September 30,   December 31,           Percentage
                                 2002          2001       Change     Change
-----------------------------------------------------------------------------
Noninterest bearing
 checking accounts            $  12,509    $  11,890     $    619       5.2%

Interest bearing:
 NOW accounts                    19,516       17,955        1,561       8.7
 IMMA accounts                   17,090       13,326        3,764      28.2
 Savings accounts                17,381       15,019        2,362      15.7
 Certificates of deposit         62,421       69,350       (6,929)    (10.0)
-----------------------------------------------------------------------------
  Total interest
   bearing deposits             116,408      115,650          758       0.7
-----------------------------------------------------------------------------
  Total deposits              $ 128,917    $ 127,540     $  1,377       1.1%
=============================================================================

FHLB advances totaled $18.00 million at September 30, 2002 compared to $20.50 million at December 31, 2001. In February 2002, a $2.00 million FHLB advance with a rate of 4.40% matured. In March 2002, a $1.50 million advance with a rate of 4.48% was called. In June 2002, a $1.00 million advance with a rate of 5.97% matured. The Company borrowed $2.00 million in fixed rate FHLB advances with an average rate of 3.32% in March 2002 to replace maturing and called advances.


The following schedule presents FHLB advances at September 30, 2002, by maturity date:

    Date                   Fixed                        First or
     of        Interest      or         Maturity        Next Call
   Advance       Rate     Variable        Date            Date         Amount
-----------------------------------------------------------------------------
October   2000   6.00     Variable   October   2002    non callable   $ 3,000
March     2002   3.06      Fixed     March     2003    non callable     1,000
March     2002   3.58      Fixed     September 2003    non callable     1,000
October   1998   4.30      Fixed     October   2008   October   2002    5,000
January   2001   4.55      Fixed     January   2011   October   2002    5,000
September 2001   3.80      Fixed     September 2011   September 2004    3,000
                                                                      -------
                                                                      $18,000
                                                                      =======

The $10.00 million in advances callable in October 2002 were not called. Both of these advances are callable quarterly. The $3.00 million variable rate advance due in October 2002 has a floor rate of 6.00%.

Total stockholders' equity increased $423,000, from $18.56 million at December 31, 2001 to $18.98 million at September 30, 2002. Book value per outstanding voting share increased from $21.40 at December 31, 2001 to $22.83 at September 30, 2002. The increase in stockholders' equity is summarized as follows (in thousands):

   Stockholders' equity, December 31, 2001            $   18,559
   Net income                                              1,495
   Purchase of treasury stock                               (800)
   Dividends declared                                       (278)
   Incentive plan shares allocated                             6
                                                          ------
   Stockholders' equity, September 30, 2002           $   18,982
                                                          ======

Results of Operations

Comparison of Nine Month Periods Ended September 30, 2002 and 2001

Net income totaled $1,495,000 for the nine months ended September 30, 2002 compared to $867,000 for the nine months ended September 30, 2001, an increase of $628,000, or 72.4%. Basic earnings per share were $1.77 for the nine months ended September 30, 2002, compared to $0.91 for the nine months ended September 30, 2001. Diluted earnings per share were $1.63 for the first nine months of 2002, compared to $0.89 for the first nine months of 2001.

Net income increased in 2002 due to growth in net interest income and noninterest income, offset by increases in the provision for loan losses, noninterest expense, and income tax expense.

Net interest income increased $465,000, or 10.8%, from $4,321,000 for the nine months ended September 30, 2001 to $4,786,000 for the same period in 2002. Interest income declined $716,000, or 8.1%, from $8,809,000 for the nine months ended September 30, 2001 to $8,093,000 for the first nine months of 2002. Interest expense decreased $1,181,000, or 26.3%, from $4,488,000 in 2001 to $3,307,000 in 2002.

Interest income from loans was $7,812,000 for the first nine months of 2002, $508,000, or 6.1% less than the $8,320,000 recorded for the first nine months of 2001. Interest income from loans declined in 2002 due to a lower average yield, which was a result of declining interest rates during 2001 and 2002. The prime rate, the rate used by financial institutions in establishing the majority of loan offering rates, declined from a high of 9.50% in January 2001 to 4.75% in December 2001. The prime rate did not change in the first nine months of 2002. However, mortgage interest rates declined during 2002. The average yield on the Company's loans decreased from 8.13% for the first nine months of 2001 to 7.63% for the same period in 2002. The total average balance of loans, including mortgage loans held for sale, was down only slightly in 2002, from $136.81 million in 2001 to $136.80 million in 2002.

The following schedule compares average total loan balances by major categories for the first nine months of fiscal 2002 to the same period in 2001:

                                 Average     Average
                                 Balance     Balance              Percentage
                                  2002        2001       Change     Change
----------------------------------------------------------------------------
One-to-four-family
  mortgage loans                $ 77,652    $ 80,393    $(2,741)     (3.4)%
Multi-family mortgage loans       19,298      19,489       (191)     (1.0)
Commercial mortgage loans         15,699      16,625       (926)     (5.6)
Construction loans                 2,970       1,705      1,265      74.2
----------------------------------------------------------------------------
  Total real estate loans        115,619     118,212     (2,593)     (2.2)
Commercial loans                   9,303       7,691      1,612      21.0
Consumer loans                    13,009      11,853      1,156       9.8
----------------------------------------------------------------------------
  Total loans                    137,931     137,756        175       0.1
Allowance for loan losses         (1,126)       (943)      (183)    (19.4)
----------------------------------------------------------------------------
  Total loans, net              $136,805    $136,813    $    (8)      0.0%
============================================================================

Total average one-to-four-family residential mortgage loans, including mortgage loans held for sale, declined primarily in 15 and 30 year fixed rate home loans originated for sale due mainly to loan sales. Average construction loans increased due mainly to one new commercial construction loan. The increase in average total commercial loans was due mainly to two large commercial loans entered into in late 2001 and early 2002. The total average balance of revolving home equity loans increased by $1.72 million from $1.08 million for the nine months ended September 30, 2001 to $2.80 million for the same period in 2002.

Interest income from investment securities also decreased in 2002, from $247,000 for the first nine months in 2001 to $85,000 for the same period in 2002, a decrease of $162,000, or 65.6%. The Company did not maintain available-for-sale securities during the first nine months of 2002, compared to an average balance of $2.44 million in 2001. The available-for-sale securities held in 2001 were all U.S. Agency securities that were called in the second and third quarters of 2001. Interest income from held-to-maturity securities declined from $127,000 for the nine months ended September 30, 2001 to $85,000 for the same period in 2002, mainly due to a decline in the average balance of these investments. The total average balance of held-to-maturity securities declined from $2.54 million during the first nine months of 2001 to $1.78 million during the first nine months of 2002. Held-to-maturity securities were comprised mainly of mortgage-backed securities in 2002 and 2001. The average yield on investment securities decreased from 6.64% for the first nine months of 2001 to 6.37% for the first nine months of 2002.

Interest income from deposits with banks and other declined $46,000, or 19.0%, from $242,000 for the first nine months of 2001 to $196,000 for the first nine months of 2002. The majority of these deposits are overnight funds, which were affected by the sharp decline in market interest rates during 2001. During 2001, the Federal Open Market Committee, or "FOMC", the Federal Reserve Board's governing body that establishes the Federal funds rate and the discount rate, lowered these key market interest rates 11 times for a total of 475 basis points. The FOMC did not adjust market rates in the first nine months of 2002. The average balance of deposits with banks and other increased from $6.90 million during the first nine months of 2001 to $13.97 million during the same period in 2002. However, the average yield on deposits with banks and other decreased from 4.69% for the first nine months of 2001 to 1.88% for the first nine months of 2002.

Interest expense decreased by $1,181,000, or 26.3%, from $4,488,000 for the nine months ended September 30, 2001 to $3,307,000 for the same period in 2002, due mainly to interest expense on deposits. Interest expense on deposits declined $1,145,000, or 30.3%, from $3,783,000 for the nine months ended September 30, 2001 to $2,638,000 for the nine months ended September 30, 2002. This decrease was primarily in interest expense on certificates of deposit, which declined $1,013,000, or 32.4% in 2002. Interest expense on certificates of deposit was $2,115,000 in the first nine months of 2002 compared to $3,128,000 for the first nine months of 2001.

Certificates of deposit interest expense declined due to a reduction in the total average balance of certificates and a decrease in the average rate. Total average certificates of deposit declined from $71.36 million in the first nine months of 2001 to $64.97 million in the first nine months of 2002. The decline in average certificates of deposit was primarily in the eighteen month to two-year maturity categories. Because of the significant decline in market interest rates during 2001, many customers moved maturing certificates to shorter-term certificates or into demand or savings accounts. The average rate on certificates of deposit declined from 5.86% for the nine months ended September 30, 2001 to 4.35% for the first nine months of 2002. Part of this decline was due to the shift in the mix of certificates to shorter-term maturities, which usually carry a lower rate. Also, with the declining rate environment during 2001, the Company lowered offering rates for new and renewing certificates.

Interest expense on interest-bearing demand and savings deposits also declined in 2002, from $655,000 for the nine months ended September 30, 2001 to $523,000 for the nine months ended September 30, 2002, a decline of $132,000, or 20.2%. The Company lowered rates paid on demand and savings accounts due to the decline in general market interest rates during 2001.
The average balance of interest-bearing demand and savings accounts increased $9.78 million, or 23.9%, from $40.94 million in the first nine months of 2001 to $50.72 million for the same period in 2002.

Interest expense on FHLB advances was $647,000 for the nine months ended September 30, 2002 compared to $679,000 for the same period in 2001. The average balance of FHLB advances was $18.78 million for the first nine months of 2002 compared to $18.36 million for the same period in 2001. The average rate on FHLB advances decreased from 4.94% for the nine months ended September 30, 2001 to 4.61% for the nine months ended September 30, 2002.

Net interest income as a percent of interest earning assets was 4.19% for the nine months ended September 30, 2002 versus 3.89% for the same period in 2001. The spread between the yield on interest-earning assets and the rate on interest bearing liabilities was 3.82% and 3.35% for the nine months ended September 30, 2002 and 2001, respectively.

The provision for loan losses was $140,000 for the nine months ended September 30, 2002 compared to $114,000 for the nine months ended September 30, 2001. The higher provision in 2002 was due to an increase in the monthly provision based on the Company's analysis of the loan portfolio and the adequacy of the allowance for loan losses during the period. The Company increased the monthly provision in 2002 primarily due to increased lending in commercial and consumer loan categories. Management assesses the adequacy of the allowance for loan losses based on evaluating known and inherent risks in the loan portfolio and upon management's continuing analysis of the factors underlying the quality of the loan portfolio. While management believes that, based on information currently available, the allowance for loan losses is sufficient to cover losses inherent in its loan portfolio at this time, no assurance can be given that the level of the allowance for loan losses will be sufficient to cover future possible loan losses incurred by the Company or that future adjustments to the allowance for loan losses will not be necessary if economic and other conditions differ substantially from the economic and other conditions used by management to determine the current level of the allowance for loan losses. Management may in the future increase the level of the allowance for loan losses as a percentage of total loans and non-performing loans in the event it increases the level of commercial real estate, multifamily, or consumer lending as a percentage of its total loan portfolio. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the allowance for loan losses. Such agencies may require the Company to provide additions to the allowance based upon judgements different from management.

During the first nine months of 2002, the Company charged-off one commercial loan totaling $16,000 and two consumer loans totaling $18,000. During this period, the Company also collected $5,000 in recoveries. For the nine months ended September 30, 2001, the Company charged-off $18,000 in loans and collected $6,000 in recoveries.

Non-performing loans, which are loans past due 90 days or more and non-accruing loans, totaled $324,000 at September 30, 2002, compared to $189,000 at September 30, 2001. Non-performing loans at September 30, 2002 consisted of four residential mortgage loans totaling $277,000, one commercial loan of $12,000 and five consumer loans totaling $35,000. All of these loans were past due 90 days or more at September 30, 2002, with two consumer loans totaling $20,000 in non-accrual status. The ratio of the Company's allowance for loan losses to total loans was .88% at September 30, 2002 and .69% at September 30, 2001.

Noninterest income totaled $2,252,000 for the nine months ended September 30 2002, compared to $1,584,000 for the same period in 2001, an increase of $668,000, or 42.2%. This increase was mostly due to commissions generated by GTPS Insurance Agency and net gains from the sale of mortgage loans, net of commissions. Insurance sales commissions increased $273,000, or 31.2%, from $875,000 reported for the first nine months of 2001 to $1,148,000 for the first nine months of 2002, primarily due to commissions generated from new customers. The Company sold or committed to sell $17.60 million in loans during the first nine months of 2002, recording net gains of $404,000. The $404,000 includes the cash gains on the sale of loans totaling $204,000, net gains due to a market value adjustment on loans committed to be sold at September 30, 2002 of $37,000, and the gains from capitalizing mortgage servicing rights of $163,000. During the first nine months of 2001, the Company sold $2.65 million in loans, recording net cash gains of $29,000 and gains from capitalizing mortgage servicing rights of $20,000. The Company started selling one-to-four-family fixed rate residential mortgage loans to Fannie Mae in July 2001 in order to provide funding for additional loans and also to reduce interest rate risk due to the decline in home mortgage rates during 2001.

Noninterest expense was $4,481,000 for the first nine months of 2002, $136,000 or 3.1% higher than the $4,345,000 recorded for the first nine months of 2001. Noninterest expense was higher in 2002 mainly due to increases in salaries and employee benefits expense and other expenses, offset by a reduction in equipment expenses. Salaries and employee benefits expense increased $134,000, or 5.6%, from $2,412,000 for the nine months ended September 30, 2001 to $2,546,000 for the first nine months of 2002, due primarily to normal salary raises. Equipment expenses were lower in 2002 due to a reduction in depreciation expense, mainly depreciation expense related to the Bank's core processing software. Other expenses increased by $85,000, from $297,000 for the nine months ended September 30, 2001 to $382,000 for the nine months ended September 30, 2002. Checking and savings account losses were $42,000 higher in 2002 and costs associated with the Company's debit card program implemented in late 2001 were higher by $34,000. Also, service charges related to check processing and loan expenses tied mainly to the Company's revolving home equity product were higher in 2002.

Total income taxes were $922,000 for the period ended September 30, 2002 and $579,000 for the same period in 2001. The effective tax rate for the nine months ended September 30, 2002 and 2001, were 38.1% and 40.0% respectively.

Comparison of Three Month Periods Ended September 30, 2002 and 2001

Net income for the three months ended September 30, 2002 was $522,000, an increase of $205,000, or 64.7%, over the $317,000 recorded for the three months ended September 30, 2001. Basic earnings per share increased $0.28, from $0.35 for the three months ended September 30, 2001 to $0.63 for the same period in 2002, while diluted earnings per share increased $0.24, from $0.33 for 2001 to $0.57 in 2002.

Net income for the third quarter of 2002 was higher than net income for the third quarter of 2001 mainly due to increases in net interest income and noninterest income, offset by increases in noninterest expense and taxes.

Net interest income was $1,633,000 for the quarter ended September 30, 2002 compared to $1,487,000 for the quarter ended September 30, 2001, an increase of $146,000, or 9.8%. Because of the significant decline in general interest rates during 2001, both interest income and interest expense were lower in the third quarter of 2002 compared to the third quarter in 2001; however, the decline in interest expense was greater.

Interest income decreased 10.3%, or $304,000, from $2,958,000 for the quarter ended September 30, 2001 to $2,654,000 for the third quarter of 2002, primarily due to reductions in interest income from loans and investment securities. Interest income on loans decreased $287,000, or 10.1%, from $2,843,000 for the quarter ended September 30, 2001 to $2,556,000 for the same quarter in 2002 due to a decline in the average balance of net loans and a decrease in the average yield on net loans. The average balance of total net loans declined from $141.37 million during the third quarter of 2001 to $133.20 million for the third quarter of 2002, a decrease of $8.17 million, or 5.8%. The decline occurred primarily in one-to-four-family residential mortgage loans, which decreased $9.98 million. The total average balance of one-to-four-family residential loans during the quarter ended September 30, 2002 was $73.67 million compared to an average balance of $83.65 million for the quarter ended September 30, 2001. The average yield on net loans decreased from 7.98% for the third quarter of 2001 to 7.61% for the third quarter of 2002.

Interest income on investment securities decreased from $62,000 for the three months ended September 30, 2001 to $23,000 for the same period in 2002, due to a reduction in average total investments. Average total investments for the third quarter of 2002 were $1.62 million, down $2.15 million, or 57.0%, from $3.77 million for the second quarter of 2001. This decline was mainly due to U.S. agency securities being called in the third quarter of 2001 and principal repayments on mortgage-backed securities. The average yield on investment securities for the three months ended September 30, 2002 was 5.65%, while the average yield was 6.53% for the same period in 2001.

Interest income on deposits with banks and other was $75,000 for the quarter ended September 30, 2002 compared to $53,000 for the quarter ended September 30, 2001. The average balance of deposits with banks and other was $10.45 million higher for the quarter ended September 30, 2002 compared to the same quarter in 2001. Average total deposits with banks and other was $16.09 million for the third quarter of 2002 and $5.64 million for the third quarter of 2001. However, the average yield was significantly lower in 2002 due to the sharp decline in short-term interest rates during 2001. The average yield on deposits with banks and other was 1.85% for the three months ended September 30, 2002 and 3.73% for the three months ended September 30, 2001.

Interest expense decreased $450,000, or 30.6%, from $1,471,000 for the three months ended September 30, 2001 to $1,021,000 for the same period in 2002. The decrease was mainly due to a decline in the average rate paid on interest bearing deposits. This decline was partly due to a shift in deposits from longer-term, higher rate certificates of deposit to savings, NOW and money market accounts. The average rate on interest-bearing deposits declined from 4.31% for the quarter ended September 30, 2001 to 2.79% for the quarter ended September 30, 2002. Average total interest-bearing deposits increased $2.37 million in 2002, from $112.68 million for the quarter ended September 30, 2001 to $115.05 million for the quarter ended September 30, 2002. Average total interest-bearing demand deposits - NOW, savings and money market accounts increased $10.65 million, from $41.79 million for the third quarter of 2001 to $52.44 million for the third quarter of 2002. Average total certificates of deposit declined $8.28 million, from $70.89 million for the third quarter of 2001 to $62.61 million for the second quarter of 2002. The majority of the decrease in average certificates of deposit occurred in one-year to two-year certificates.

Interest expense on FHLB advances decreased $33,000, from $238,000 for the three months ended September 30, 2001 to $205,000 for the same period in 2002, due to a decline in the average balance of FHLB advances and a decline in the average rate. The average total balance of FHLB advances decreased from $19.90 million for the third quarter of 2001 to $18.00 million for the third quarter of 2002. The average rate on FHLB advances was 4.52% for the three months ended September 30, 2002, compared to 4.75% for the three months ended September 30, 2001.

Net interest income as a percent of interest earning assets was 4.29% for the three months ended September 30, 2002 versus 3.91% for the same period in 2001. The spread between the yield on interest earning assets and the rate on interest bearing liabilities was 3.95% and 3.40% for the three months ended September 30, 2002 and 2001, respectively.

The provision for loan losses was $30,000 for the three months ended September 30, 2002 compared to $42,000 for the three months ended September 30, 2001. The lower provision for the third quarter of 2002 is due to the Company reducing the monthly provision because of the decline in total loans.

Noninterest income increased $233,000, or 43.6%, from $534,000 for the quarter ended September 30, 2001 to $767,000 for the three months ended September 30, 2002. The increase was mainly due to higher commission income from insurance activities and net gains from loan sales. Insurance sales commissions were $337,000 for the quarter ended September 30, 2002 compared to $273,000 for the same period in 2001, an increase of $64,000, or 23.4%. The Company sold or committed to sell $7.12 million in one-to-four-family residential mortgage loans during the third quarter of 2002, recording net gains of $183,000. The $183,000 includes cash gains on the sale of loans totaling $98,000, gains due to a market value adjustment on loans committed to be sold at September 30, 2002 of $37,000, and gains from capitalizing mortgage servicing rights of $48,000. During the three months ended September 30, 2001, the Company sold $2.65 million in loans, recording net cash gains of $29,000 and gains from capitalizing mortgage servicing rights of $20,000.

Noninterest expense was $1,552,000 for the three months ended September 30, 2002 compared to $1,462,000 for the same period in 2001, an increase of $90,000, or 6.2%. Noninterest expense was higher in 2002 due to increases in salary and benefits expense and other expenses. Salary and benefits expense was $45,000, or 5.4%, higher in the third quarter of 2002 compared to the third quarter of 2001, mainly due to normal salary raises. Other expenses were $39,000 higher in 2002, mainly checking and savings account losses, which were $20,000 higher in 2002, and costs associated with the Company's debit card program implemented in late 2001, which were higher by $12,000. Also, service charges related to check processing and loan expenses tied mainly to the Company's revolving home equity product were higher in the third quarter of 2002.

Total income taxes for the three months ended September 30, 2002 were $296,000, compared to $200,000 recorded for the same period in 2001, an increase of $96,000, or 48.0%. The effective tax rates for the three months ended September 30, 2002 and 2001, were 36.2% and 38.7%, respectively.




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

                    Nine Months Ended September 30, 2002
                         (unaudited, in thousands)

                               Insurance/
                   Banking     Brokerage
                   Services    Services     Company    Eliminations     Total
-----------------------------------------------------------------------------

Interest income   $   8,093    $   --      $  8,093      $    --     $  8,093
Interest expense      3,307        --         3,307           --        3,307
Noninterest income    1,074     1,238         2,312          (60)       2,252
Net income            1,278       217         1,495           --        1,495
Total assets        167,866     1,210       169,076       (1,442)     167,634


                    Nine Months Ended September 30, 2001
                         (unaudited, in thousands)

                                Insurance/
                   Banking     Brokerage
                   Services    Services     Company    Eliminations     Total
-----------------------------------------------------------------------------

Interest income   $   8,809    $   --      $  8,809      $    --     $  8,809
Interest expense      4,488        --         4,488           --        4,488
Noninterest income      635       979         1,614          (30)       1,584
Net income              687       180           867           --          867
Total assets        167,800     1,068       168,868       (1,247)     167,621


                    Three Months Ended September 30, 2002
                         (unaudited, in thousands)

                               Insurance/
                   Banking     Brokerage
                   Services    Services     Company    Eliminations     Total
-----------------------------------------------------------------------------

Interest income   $   2,654        --         2,654           --        2,654
Interest expense      1,021        --         1,021           --        1,021
Noninterest income      428       359           787          (20)         767
Net income              491        31           522           --          522


                    Three Months Ended September 30, 2001
                         (unaudited, in thousands)

                               Insurance/
                   Banking     Brokerage
                   Services    Services     Company    Eliminations     Total
-----------------------------------------------------------------------------

Interest income   $   2,958        --         2,958           --        2,958
Interest expense      1,471        --         1,471           --        1,471
Noninterest income      246       298           544          (10)         534
Net income              278        39           317           --          317

Critical Accounting Policies

The notes to the consolidated financial statements contain a summary of the Company's significant accounting policies, including significant estimates, presented on pages 32 through 36 of the Annual Report to Shareholders for the year ended December 31, 2001. Certain of these policies are important to the portrayal of the Company's financial condition, since they require management to make difficult, complex or subjective judgements, some of which may relate to matters that are inherently uncertain. Management believes that its critical accounting policies and significant estimates include determining the allowance for loan losses and the valuation of loan servicing rights.

Allowance for Loan Losses

The allowance for loan losses is a significant estimate that can and does change based on management's assumptions about specific borrowers and current general economic and business conditions, among other factors. Management reviews the adequacy of the allowance for loan losses on at least a quarterly basis. The evaluation by management includes consideration of past loss experience, changes in the composition of the loan portfolio, the current condition and amount of loans outstanding, identified problem loans and the probability of collecting all amounts due.

The determination of the adequacy of the allowance for loan losses is based on estimates that are particularly susceptible to significant changes in the economic environment and market conditions. A worsening or protracted economic decline would increase the likelihood of additional losses due to credit and market risk and could create the need for additional loss reserves.

Loan Servicing Rights

The Company recognizes the rights to service loans as separate assets in the consolidated balance sheets. The total cost of loans when sold is allocated between loans and loan servicing rights based on the relative fair values of each. Loan servicing rights are subsequently carried at the lower of the initial carrying value, adjusted for amortization, or fair value. Loan servicing rights are evaluated for impairment based on the fair value of those rights. Factors included in the calculation of fair value of the loan servicing rights include estimating the present value of future net cash flows, market loan prepayment speeds for similar loans, discount rates, servicing costs, and other economic factors. Servicing rights are amortized over the estimated period of net servicing revenue. It is likely that these economic factors will change over the life of the loan servicing rights, resulting in different valuations of the loan servicing rights. The differing valuations will affect the carrying value of the loan servicing rights on the consolidated balance sheets as well as the income recorded from loan servicing in the income statement. As of September 30, 2002 and December 31, 2001, mortgage servicing rights had carrying values of $198,000 and $51,000, respectively.

Liquidity and Capital Resources

The Bank's primary sources of funds are deposits, principal and interest payments on loans, FHLB advances and proceeds from mortgage loan sales. While maturities and scheduled amortization of loans are predictable sources of funds, deposit flows and mortgage prepayments are greatly influenced by general interest rates, economic conditions, and competition. Office of Thrift Supervision regulations require the Bank to maintain sufficient liquidity to ensure its safe and sound operation.

A review of the Consolidated Statements of Cash Flows included in the accompanying financial statements shows that the Company's cash and cash equivalents ("cash") increased $13.24 million for the nine months ended September 30, 2002, compared to an increase of $3.06 million for the nine months ended September 30, 2001. During the nine months ended September 30, 2002, cash was primarily provided from earnings, proceeds from sales of one-to-four-family residential mortgage loans, loan repayments in excess of loan originations, an increase in demand, money market, NOW and savings accounts, and proceeds from FHLB advances. During this period, cash was primarily used to fund originations of loans held for sale, a decrease in certificates of deposit, repayment of FHLB advances and to purchase treasury stock.

During the nine months ended September 30, 2001, cash was primarily provided from earnings, proceeds from sales of one-to-four-family residential mortgage loans, proceeds from maturities of securities, an increase in demand, money market, NOW and savings accounts, and proceeds from FHLB advances. During this period, cash was primarily used to fund loans, a decrease in certificates of deposit, repayment of FHLB advances and to purchase treasury stock.

The Company's primary investment activity during the nine months ended September 30, 2002 was the origination of loans, including mortgage loans held for sale. During the nine months ended September 30, 2002 and 2001, the Company originated mortgage loans in the amounts of $23.55 million and $26.69 million, respectively, commercial loans in the amounts of $8.29 million and $8.20 million, respectively, and consumer loans in the amounts of $9.54 million and $8.79 million, respectively.

As of September 30, 2002, the Company had outstanding commitments (including undisbursed loan proceeds) of $3.54 million. The Company anticipates it will have sufficient funds available to meet its current loan origination commitments. Certificates of deposit, which are scheduled to mature in one year or less from September 30, 2002, totaled $44.84 million. Management believes a significant portion of such deposits will remain with the Company.

At September 30, 2002, the Bank exceeded all of its regulatory capital requirements with tangible capital and core capital both at $11.14 million or 6.97% of total adjusted tangible assets, core capital at $11.14 million or 6.97% of adjusted total assets, and risk-based capital at $12.29 million or 12.81% of total risk-weighted assets. The required ratios are 1.5% for tangible capital to tangible assets, 2% for core capital to total adjusted tangible assets, 4.0% for core capital to adjusted total assets and 8.0% for risk-based capital to risk-weighted assets.

Item 3. Controls and Procedures

(a) Evaluation of disclosure controls and procedures. The Company maintains controls and procedures designed to ensure that information required to be disclosed in the reports that the Company files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission. Based upon their evaluation of those controls and procedures performed within 90 days of the filing of this report, the chief executive officer and the principal financial officer of the Company concluded that the Company's disclosure controls and procedures were adequate.

(b) Changes in internal controls. The Company made no significant changes in its internal controls or in other factors that could significantly affect these controls subsequent to the date of the evaluation of those controls by the chief executive officer and principal financial officer.

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

       a.  Exhibits

          3.1   Certificate of Incorporation of Great American Bancorp, Inc.*

          3.2   By-laws of Great American Bancorp, Inc.*

         11.0   Computation of earnings per share (filed herewith)


        b.  Report on Form 8-K

           1. On July 9, 2002, the Registrant filed a Current Report on Form 8-K reporting information under Items 5 and 7, incorporating by reference a press release dated July 9, 2002, relating to the Registrant's unaudited results for the quarter ended June 30, 2002.


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


      Dated:     November 13, 2002         /s/  George R. Rouse
             -----------------------      ----------------------------
                                           George R. Rouse
                                           President and
                                           Chief Executive Officer



      Dated:     November 13, 2002        /s/  Jane F. Adams
            --------------------------    ----------------------------
                                           Jane F. Adams
                                           Chief Financial Officer,
                                           Secretary and Treasure


                                 CERTIFICATION

I, George R. Rouse, certify that:

1. I have reviewed this quarterly report on Form 10-QSB of Great American Bancorp, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

      a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

      b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

      c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

      a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and


      b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date:	November 13, 2002
      ------------------

                                            /s/ George R. Rouse
                                            -----------------------------
                                            George R. Rouse
                                            President and
                                            Chief Executive Officer




                             CERTIFICATION

I, Jane F. Adams, certify that:

1. I have reviewed this quarterly report on Form 10-QSB of Great American Bancorp, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

      a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

      b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

      c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

      a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and


      b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date:	November 13, 2002
      --------------------

                                            /s/ Jane F. Adams
                                            -----------------------------
                                            Jane F. Adams
                                            Chief Financial Officer,
                                            Secretary and Treasurer




                                    Exhibit 11.0


Earnings per share (unaudited)

Earnings per share (EPS) were computed as follows
(dollar amounts in thousands except share data):

                                                    Nine Months Ended
                                                    September 30, 2002
                                             -------------------------------
                                                        Weighted
                                                         Average   Per Share
                                              Income      Shares     Amount
                                             -------------------------------
Basic Earnings Per Share

  Income available to common stockholders    $ 1,495     843,525    $  1.77

Effect of Dilutive Securities
  Stock options                                           66,977
  Unearned incentive plan shares                           5,387
                                             -------------------------------
Diluted Earnings Per Share
  Income available to common stockholders
   and assumed conversion                    $ 1,495     915,889    $  1.63
                                             ===============================



                                                    Nine Months Ended
                                                    September 30, 2001
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
                                             ===============================











                                                   Three Months Ended
                                                   September 30, 2002
                                             -------------------------------
                                                        Weighted
                                                         Average   Per Share
                                              Income      Shares     Amount
                                             -------------------------------
Basic Earnings Per Share

  Income available to common stockholders    $   522     830,965    $  0.63

Effect of Dilutive Securities
  Stock options                                           74,814
  Unearned incentive plan shares                           5,355
                                             -------------------------------
Diluted Earnings Per Share
  Income available to common stockholders
   and assumed conversion                    $   522    911,134    $  0.57
                                             ===============================



                                                   Three Months Ended
                                                   September 30, 2001
                                             -------------------------------
                                                        Weighted
                                                         Average    Per Share
                                              Income      Shares     Amount
                                             -------------------------------
Basic Earnings Per Share
  Income available to common stockholders    $   317     917,160    $  0.35

Effect of Dilutive Securities
  Stock options                                           26,009
  Unearned incentive plan shares                           5,857
                                             -------------------------------
Diluted Earnings Per Share
  Income available to common stockholders
   and assumed conversion                    $   317     949,026    $  0.33
                                             ===============================
1