Form 10KSB
period 2002-12-31
GREAT AMERICAN BANCORP INC
filed 2003-03-26
CIK 943064

U.S. Securities and Exchange Commission
                     Washington, D.C. 20549

                           FORM 10-KSB

            ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE
                   SECURITIES EXCHANGE ACT OF 1934

                 For the Year ended December 31, 2002
                                    -----------------

                   Commission file number 000-25808
                                         ----------

                     GREAT AMERICAN BANCORP, INC.
            ----------------------------------------------
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

   Issuer's telephone number, including area code (217) 356-2265
                                                  --------------

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

     Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-
KSB or any amendment to this Form 10-KSB.   [ ]

     State issuer's revenues for its most recent fiscal year. $13,582,000
                                                              -----------

     The aggregate market value of the voting stock held by non-affiliates of the Registrant, i.e., persons other than directors and executive officers of the Registrant, at December 31, 2002 was $16,549,000. For purposes of this determination only, directors and executive officers of the Registrant have been presumed to be affiliates. The market value is based upon $28.30 per share, the last sales price as quoted on the Nasdaq SmallCap Market for December 31, 2002.

     The Registrant had 774,990 shares of Common Stock outstanding, for ownership purposes, at February 28, 2003 which excludes 1,277,760 shares held as treasury stock.

DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the Annual Report to Stockholders for the year ended December 31, 2002 are incorporated by reference into Part II of this Form 10-KSB. Portions of the Proxy Statement for the 2003 Annual Meeting of Stockholders are incorporated by reference into Part III of this Form 10-KSB.

     Transitional Small Business Disclosure Format: Yes [ ] No [X]



                                   INDEX


PART I
                                                                    PAGE

Item 1.  Description of Business . . . . . . . . . . . . . . . . . .   4

Item 2.  Description of Property . . . . . . . . . . . . . . . . . .  43

Item 3.  Legal Proceedings . . . . . . . . . . . . . . . . . . . . .  45

Item 4.  Submission of Matters to a
          Vote of Security Holders . . . . . . . . . . . . . . . . .  45

PART II

Item 5.  Market for Common Equity and
          Related Stockholder Matters. . . . . . . . . . . . . . . .  45

Item 6.  Management's Discussion
          and Analysis or Plan of Operation. . . . . . . . . . . . .  45

Item 7.  Financial Statements. . . . . . . . . . . . . . . . . . . .  45

Item 8.  Changes In and Disagreements With Accountants
          on Accounting and Financial Disclosure . . . . . . . . . .  45

PART III

Item 9.  Directors, Executive Officers, Promoters and
          Control Persons; Compliance with Section
          16(a) of the Exchange Act. . . . . . . . . . . . . . . . .  45

Item 10. Executive Compensation. . . . . . . . . . . . . . . . . . .  46

Item 11. Security Ownership of Certain Beneficial Owners
          and Management and Related Stockholder Matters . . . . . .  46

Item 12. Certain Relationships and Related Transactions. . . . . . .  46

Item 13. Exhibits and Reports on Form 8-K. . . . . . . . . . . . . .  46

Item 14. Controls and Procedures . . . . . . . . . . . . . . . . . .  47

SIGNATURES

CERTIFICATIONS



                             PART I

Item 1.        Description of Business.

     In addition to historical information, this Annual Report on Form 10-KSB may include certain forward looking statements based on current management expectations. The Company's actual results could differ materially from those management expectations. Factors that could cause future results to vary from current management expectations include, but are not limited to, general economic conditions, legislative and regulatory changes, monetary and fiscal policies of the federal government, changes in tax policies, rates and regulations of federal, state and local tax authorities, changes in interest rates, deposit flows, the cost of funds, demand for loan products, demand for financial services, competition, changes in the quality or competition, changes in the quality or composition of the Company's loan and investment portfolios, changes in accounting principles, policies or guidelines, and other economic, competitive, governmental and technological factors affecting the Company's operations, markets, products, services and prices.

General

     Great American Bancorp, Inc. (the "Company") was organized in 1995 to be the savings and loan holding company of First Federal Savings Bank of Champaign-Urbana, Illinois, (the "Bank") in connection with the Bank's conversion from a federally chartered mutual savings bank to a federally chartered stock savings bank.

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

     The Bank's revenues are derived principally from interest on its mortgage, consumer and commercial loans, and, to a lesser extent, interest and dividends on its securities. The Bank's primary sources of funds are deposits, principal and interest payments and principal prepayments on loans, proceeds from sales of one-to-four-family mortgage loans, and proceeds from Federal Home Loan Bank ("FHLB") advances.

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

Lending Activities

     General. Historically, the principal lending activity of the Company has been the origination of long-term fixed-rate mortgage loans for the purpose of constructing, financing or refinancing one-to-four-family residential properties. In recent years, the Company has also emphasized the origination of short-term fixed-rate mortgage loans, including both one-to-four-family and multi-family loans and short-term variable rate multi-family loans. The Bank has also increased the origination of consumer loans, commercial and commercial real estate loans.

     Loan Portfolio Composition. The following table sets forth the composition of the consolidated loan portfolio in dollar amounts and in percentages of the respective portfolios at the dates indicated:

                                          Amount of Loans Outstanding at
                                          ------------------------------
                                          December   December   December
                                          31, 2002   31, 2001   31, 2000
                                          --------  ---------  ---------
                                                  (in thousands)
Real estate:
 One-to-four-family residential (1)      $  62,302   $ 84,000   $ 77,001
 Multi-family residential                   20,249     19,775     19,750
 Commercial                                 16,056     16,567     17,290
 Construction                                2,077      3,907      1,221
 Land                                           36         24        190
Commercial business                         10,063      9,553      6,569
Consumer                                    14,399     12,620     11,599
                                           -------    -------    -------
   Total loans, gross                      125,182    146,446    133,620
 Allowance for loan losses                  (1,188)    (1,040)      (889)
                                           -------    -------    -------
   Total loans, net                      $ 123,994  $ 145,406   $132,731
                                           =======    =======    =======

                                        Percentage of Loans Outstanding at
                                        ----------------------------------
                                          December   December   December
                                          31, 2002   31, 2001   31, 2000
                                          --------  ---------  ---------
Real estate:
 One-to-four-family                          49.76%     57.36%     57.63%
 Multi-family residential                    16.18      13.50      14.78
 Commercial                                  12.83      11.31      12.94
 Construction                                 1.66       2.67        .91
 Land                                          .03        .02        .14
Commercial business                           8.04       6.52       4.92
Consumer                                     11.50       8.62       8.68
                                           -------     -------    -------
 Total loans                                100.00%    100.00%    100.00%
                                           =======     =======    =======


(1) Includes mortgage loans held for sale.




     At December 31, 2002, the Company had $1.66 million in one-to-four family mortgage loans designated as held for sale. At that same date, 36.7% of total mortgage loans had adjustable interest rates, excluding consumer loans secured by second mortgages on real property.

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

Loan Maturity

     The following table shows the maturity of consolidated loans at December 31, 2002, and includes principal repayments. Principal repayments totaled $48.0 million, $41.9 million and $39.2 million for the years ended December 31, 2002, 2001 and 2000. While future loan prepayment activity cannot be projected, management anticipates that in periods of stable interest rates, prepayment activity would be lower than prepayment activity experienced in periods of declining interest rates. In general, the Company originates adjustable and fixed-rate one-to-four-family loans with maturities from 15 to 30 years, multi-family loans with maturities from 10 to 20 years, adjustable-rate commercial real estate loans with maturities of 15 to 25 years, commercial loans with maturities of from 1 to 5 years, and consumer loans with maturities of 1 to 5 years.


                                                                    At December 31, 2002
                                                                       (in thousands)
                                    ------------------------------------------------------------------------------------------
                                     One- to    Multi-       Real                                                  Total
                                       Four-    Family      Estate                                                 Loans
                                    Family(1) Residential  Commercial Construction   Land  Commercial  Consumer  Receivable
                                    ------------------------------------------------------------------------------------------
     Amounts due:
      One year or less             $    879   $    637     $    613     $ 2,077     $   8   $ 7,092   $  3,828  $  15,134

     After one year:
       More than one year to
        three years                   2,082      1,860        3,106          --         3     1,579      3,439     12,069
      More than three years
        to five years                 2,215      9,118        1,776          --        25       651      6,337     20,122
      More than five years
        to 10 years                   5,977      2,555        3,751          --        --       269        602     13,154
      More than 10 years
        to 20 years                  31,263      5,441        5,398          --        --       359        151     42,612
      More than 20 years             19,886        638        1,412          --        --       113         42     22,091

                                     -----------------------------------------------------------------------------------------
         Total due after
          December 31, 2003          61,423     19,612       15,443          --        28     2,971     10,571    110,048
                                     -----------------------------------------------------------------------------------------
         Total loans, gross          62,302     20,249       16,056       2,077        36    10,063     14,399    125,182

      Allowance for loan losses        (124)       (42)        (246)         (4)       --      (450)      (322)    (1,188)
                                     -----------------------------------------------------------------------------------------
         Total loans, net          $ 62,178   $ 20,207     $ 15,810     $ 2,073     $  36   $ 9,613   $ 14,077  $ 123,994
                                     =========================================================================================


    (1)  Includes mortgage loans held for sale.


     The following table sets forth, at December 31, 2002, the dollar amount of gross loans receivable, contractually due after December 31, 2003, and whether such loans have fixed interest rates or adjustable interest rates.



                                            Due After December 31, 2003
                                      --------------------------------------
                                        Fixed       Adjustable        Total
                                      --------------------------------------
                                                  (in thousands)

Real estate:
 One-to-four-family residential (1)   $ 51,002       $ 10,421      $ 61,423
 Multi-family residential                9,348         10,264        19,612
 Commercial real estate                  2,269         13,174        15,443
 Construction                               --             --            --
 Land                                       28             --            28
Commercial business                      1,106          1,865         2,971
Consumer                                 6,066          4,505        10,571
                                        ------------------------------------
      Total loans                     $ 69,819       $ 40,229      $110,048
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

     Mortgage loans originated and intended for sale in the secondary market are carried at the lower of cost or fair value in the aggregate. Net unrealized losses, if any, are recognized through a valuation allowance. Adjustments to fair value are recognized as income or expense at the time the increase or decrease in value occurs. At the time of sale, the cash gain or loss on the sale of the loans is determined based on the difference between the net cash proceeds received and the carrying value of the loans sold. Mortgage servicing rights on loans sold are capitalized by allocating the total cost of the mortgage loans between the mortgage servicing rights and the loans based on their relative fair values. Capitalized servicing rights are amortized in proportion to and over the period of estimated servicing revenues.

     The following table sets forth consolidated loan originations, purchases, sales and principal repayments information for the periods indicated.

                                      Year Ended December 31,
                          ------------------------------------------------
                                 2002           2001            2000
                          ------------------------------------------------
                                           (in thousands)

Gross Loans (1)
Beginning balance           $ 146,446       $ 133,620       $ 128,431
 Loans originated:
  One-to-four-family           18,061          24,236          15,814
  Multi-family residential      2,484           1,422           3,699
  Commercial real estate        4,132           5,121           3,755
  Construction and land         6,710           6,974           1,150
  Commercial business          10,457          10,412          10,615
  Consumer                     12,273          11,889           9,403
                            ----------------------------------------------
   Total loans originated      54,117          60,054          44,436
                            ----------------------------------------------
   Total                      200,563         193,674         172,867

Less:
  Transfer to real
     estate owned                  --              --              --
  Principal repayments        (47,990)        (41,879)        (39,247)
  Sales of loans              (27,391)         (5,349)              --
                              --------------------------------------------
Total loans, gross          $ 125,182       $ 146,446       $ 133,620
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

     Multi-family Lending. The Company originates fixed and adjustable-rate multi-family residential mortgage loans generally secured by multiple unit apartment and university housing buildings located in the Company's primary market area. At December 31, 2002, the consolidated multi-family loan portfolio was $20.25 million, or 16.2% of total gross loans. In reaching its decision on whether to make a multi-family loan, management considers the qualifications of the borrower as well as the underlying property. The factors considered include: the net operating income of the mortgaged premises before debt service and depreciation; the debt service ratio (the ratio of net earnings to debt service); and the ratio of loan amount to appraised value. Pursuant to the Company's underwriting policies, an adjustable-rate multi-family mortgage loan may only be made in an amount up to 80% of the appraised value of the underlying property. In addition, the Company generally requires a debt service ratio of at least 1.2% and the personal guarantee of the borrower. Properties securing a loan are appraised by an independent appraiser and title insurance is required on all loans.

     When evaluating the qualifications of the borrower for a multi-family loan, management considers the financial resources and income level of the borrower, the borrower's experience in owning or managing similar properties and the previous lending experience with the borrower. The Company's underwriting policies require that the borrower be able to demonstrate strong management skills and the ability to maintain the property from current rental income. The borrower should also present evidence of the ability to repay the mortgage and a history of making mortgage payments on a timely basis. In making its assessment of the creditworthiness of the borrower, management generally reviews the financial statements, employment and credit history of the borrower, as well as other related documentation. The largest multi-family loan at December 31, 2002 is a ten year fixed rate loan with an outstanding balance of $8.9 million which is secured by an apartment complex.

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

     These loans generally may be made with terms up to 25 years, fully amortized, and are generally offered at interest rates which adjust in accordance with the prime rate as reported in the Wall Street Journal. The Company's underwriting standards and procedures are similar to those applicable to its multi-family loans, whereby the Company considers the net operating income of the property and the borrower's expertise, credit history and profitability. The Company has generally required that the properties securing commercial real estate loans have debt service coverage ratios of at least 1.2%. The largest commercial real estate loan in the Company's portfolio at December 31, 2002, was a $1.61 million, five year, fixed-rate loan which was originated in December, 2000 and is secured by a multi-tenant commercial facility. As part of its operating strategy, the Company intends to increase its commercial real estate lending in its primary market area.

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

     Construction and Land Development Lending. The Company originates loans for the acquisition and development of property to contractors and individuals in its primary market area. The Company has made construction loans primarily to finance the construction of one-to-four-family, owner-occupied residential properties and multi-family properties. These loans generally have maturities of one year or less. Loans for the construction of one-to-four-family residences may be made normally in amounts up to 85% of the appraised value of the property or up to 90% of the appraised value of the property with private mortgage insurance. Loans for the construction of commercial and multi-family properties may be made in amounts up to 80% of the appraised value of the property, subject to the Company's current limitation on loans-to-one-borrower.

     The Company requires personal guarantees and may require an irrevocable takeout commitment from a generally recognized lender for an amount equal to or greater than the amount of the loan. Loan proceeds are disbursed in increments as construction progresses and as inspections warrant. Land development loans are determined on an individual basis, but generally they do not exceed 70% of the actual cost or current appraised value of the property, whichever is less. The largest construction loan in the Company's portfolio at December 31, 2002 was a residential construction loan totaling $232,000.

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

     Commercial Lending. The Company also offers secured and unsecured commercial business loans. Commercial business loans consist of credit lines to support fluctuations in accounts receivable and inventory, conventional term loans, including both "owner-occupied" and "investment" real estate loans, working capital loans, business acquisition loans and small business loans. The Company's policy is to generally make fixed-rate and variable rate commercial loans with terms of from 1 to 5 years. In making commercial loans, management considers primarily the value of the collateral if the loan is secured, the financial history and resources of the borrower, the borrower's ability to repay the loan out of net operating income and the lending history with the borrower. The Company's policy has been generally to require the personal guarantee of all principal shareholders or partners for loans to corporations or partnerships, and an annual personal financial statement from all guarantors. The largest commercial loan or commercial credit relationship consisted of a variable rate commercial loan which totaled $1.15 million at December 31, 2002, and was secured by inventory and an assignment of equipment leases.

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

     Consumer loans entail greater risks than one-to-four-family residential mortgage loans, particularly consumer loans that are secured by rapidly depreciable assets such as automobiles or that are unsecured. In such cases, repossessed collateral for a defaulted loan may not provide an adequate source of repayment of the outstanding loan balance, since there is a greater likelihood of damage, loss or depreciation of the underlying collateral. Further, consumer loan collections are dependent on the borrower's continuing financial stability, and therefore are more likely to be adversely affected by job loss, divorce, illness or personal bankruptcy. Finally, the application of various federal and state laws, including federal bankruptcy and insolvency laws, may limit the amount which can be recovered on such loans in the event of a default. At December 31, 2002, the Company had four consumer loans 90 days or more delinquent, totaling $7,000. As part of its operating strategy, the Company intends to increase the level of its consumer lending in its primary market area.

     Loan Approval Procedures and Authority. The Board of Directors authorizes the lending activities of the Company and establishes the lending policies. The Board of Directors has authorized the following persons to approve loans up to the amounts indicated: Loans in the amount of $200,000 for secured loans and $100,000 for unsecured loans may be approved by the President or Senior Vice President of Lending. Other lending personnel have smaller approved lending authority. One-to-four-family residential mortgage loans in an amount not exceeding the maximum amount saleable to the secondary market (such amount currently is $322,700) may be approved by specified officers within the lending department. All other loan commitments or renewals in excess of the maximum amount saleable to the secondary market must be referred to and approved by the Company's Loan Committee, which is made up of three directors, the President and the Senior Vice President of Lending.

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

     Loan Servicing. The Company also services mortgage loans for others. Loan servicing includes collecting and remitting loan payments, accounting for principal and interest, making inspections as required of mortgaged premises, contacting delinquent mortgagors, supervising foreclosures and property dispositions in the event of unremedied defaults, making certain insurance and tax payments on behalf of the borrowers and generally administering the loans. At December 31, 2002 the Company was servicing $30.68 million of loans for others.

     Delinquencies and Classified Assets. Management and the Board of Directors perform a monthly review of all delinquent loans. The procedures taken by management with respect to delinquencies vary depending on the nature of the loan and period of delinquency. The Company generally requires that delinquent mortgage loans be reviewed and that a written late charge notice be mailed after the 15th day of delinquency. The Company's policies provide that telephone contact will be attempted to ascertain the reasons for delinquency and the prospects of repayment. When contact is made with the borrower at any time prior to foreclosure, management will attempt to obtain full payment or work out a repayment schedule with the borrower to avoid foreclosure. It is the general policy to continue to accrue interest on all loans which are past due unless ultimate collection of principal and interest is in doubt. Property acquired as a result of foreclosure on a mortgage loan is classified as "real estate owned", and is recorded at the lower of the unpaid principal balance or fair value less costs to sell at the date of acquisition and thereafter. Upon foreclosure, it is the Company's policy generally to require an appraisal of the property and, thereafter, appraisal of the property on an annual basis and external inspections on at least a quarterly basis.

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

     The Company's Loan Committee reviews and classifies the Company's loans on a monthly basis and reports the results of its reviews to the Board of Directors. The Company classifies loans in accordance with the management guidelines described above. At December 31, 2002, the Company had no other real estate as a result of foreclosure, which is generally classified as Substandard. At December 31, 2002, the Company had $807,000 in assets classified as Watch, $244,000 classified as Substandard, $38,000 classified as Doubtful, and zero classified as Loss.

     The following table sets forth delinquencies in the Company's loan portfolio as of the dates indicated.



                                              At December 31, 2002                        At December 31, 2001
                                   --------------------------------------------------------------------------------------
                                         60-89 Days          90 Days or More        60-89 Days        90 Days or More
                                   --------------------------------------------------------------------------------------
                                               Principal             Principal            Principal             Principal
                                     Number     Balance    Number     Balance    Number    Balance    Number     Balance
                                    of Loans   of Loans   of Loans   of Loans   of Loans  of Loans   of Loans   of Loans
                                   --------------------------------------------------------------------------------------
                                                                     (dollars in thousands)
 One-to-four-family residential          1      $  73         2      $   171        4        $ 130        4     $   337
 Multi-family residential               --         --        --           --       --           --       --          --
 Commercial real estate                 --         --        --           --       --           --       --          --
 Construction and land                  --         --        --           --       --           --       --          --
 Commercial business                    --         --        --           --        1           12       --          --
 Consumer                                1        300         4            7        3           44        3          50
                                   --------------------------------------------------------------------------------------
    Total                                2      $ 373         6      $   178        8        $ 186        7     $   387
 Delinquent loans to total         ======================================================================================
    gross loans                                  0.30%                  0.14%                 0.13%                0.26%
                                   ======================================================================================
                                                                                          At December 31, 2000
                                                                               -----------------------------------------
                                                                                    60-89 Days        90 Days or More
                                                                               -----------------------------------------
                                                                                          Principal             Principal
                                                                                 Number    Balance    Number     Balance
                                                                                of Loans  of Loans   of Loans   of Loans
                                                                               -----------------------------------------
                                                                                     (dollars in thousands)
 One-to-four-family residential                                                     4        $ 273        3     $    48
 Multi-family residential                                                          --           --       --          --
 Commercial real estate                                                            --           --       --          --
 Construction and land                                                             --           --       --          --
 Commercial business                                                               --           --        1         259
 Consumer                                                                           1           10       --          --
                                                                               -----------------------------------------
    Total                                                                           5        $ 283        4     $   307
 Delinquent loans to total                                                     =========================================
    gross loans                                                                               0.21%                0.23%
                                                                               =========================================


Nonaccrual and Past Due Loans. The following table sets forth information regarding loans contractually past due 90 days or more. At December 31, 2002, there were no troubled-debt restructured loans within the meaning of Statement of Financial Accounting Standards No. 15 and no foreclosed properties classified as real estate owned. At December 31, 2002, there were six accruing loans past due 90 days or more totaling $178,000 and one loan totaling $6,000 in nonaccrual status. The Company continues to accrue interest on loans which are past due unless ultimate collection of all principal and interest is in doubt.


                                                   -----------------------------------------------------------------
                                                     Dec 31,       Dec 31,      Dec 31,       Dec 31,      Dec 31,
                                                       2002          2001         2000          1999         1998
                                                   -----------------------------------------------------------------
                                                                         (dollars in thousands)
 Loans contractually past due 90 days
   or more and nonaccruing loans                    $   184       $   387      $   307        $  468        $1,472
                                                   =================================================================
 Allowance for loan losses as a percent
   of loans (1)                                        0.95%         0.71%        0.67%         0.55%         0.75%
 Allowance for loan losses as a percent of
   non-performing loans                              645.65%       268.73%      289.58%       150.21%        62.84%
 Non-performing loans as a percent of loans (1)        0.15%         0.26%        0.23%         0.36%         1.20%
 Non-performing assets as a percent of total
   assets                                              0.11%         0.23%        0.19%         0.30%         0.94%


 ---------------------------
(1) Loans include gross loans and mortgage loans held for sale less loans in process, undisbursed loan proceeds and deferred loan origination fees and discounts.



     Allowance for Loan Losses. The allowance for loan losses is established through a provision for loan losses based on management's evaluation of the risks inherent in the loan portfolio and the general economy. The allowance for loan losses is maintained at an amount management considers adequate to cover estimated losses in loans receivable which are deemed probable and can be estimated based on information available to management at such time.
While management believes the allowance for loan losses is sufficient to cover losses inherent in its loan portfolio at this time, no assurances can be given that the level of the allowance for loan losses will be sufficient to cover future loan losses incurred or that future adjustments to the allowance for loan losses will not be necessary if economic and other conditions differ substantially from the economic and other conditions used by management to determine the current level of the allowance for loan losses. The allowance is based upon a number of factors, including asset classifications, economic trends, industry experience and trends, industry and geographic concentrations, estimated collateral values, management's assessments of the credit risk inherent in the portfolio, historical loan loss experience, and the Company's underwriting policies. As of December 31, 2002 and 2001, the allowance for loan losses was 0.95% and 0.71%, respectively, of total loans. Management will continue to monitor and modify the allowance for loan losses as conditions dictate. Various regulatory agencies, as an integral part of their examination process, periodically review the allowance for loan losses. These agencies may require additional valuation allowances, based on their judgments of the information available at the time of the examination.

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

     The following table sets forth activity in the allowance for loan losses for the periods set forth in the table.


                                          ---------------------------------------------------------------
                                              Dec 31,      Dec 31,       Dec 31,    Dec 31,    Dec 31,
                                               2002         2001          2000       1999       1998
                                          ---------------------------------------------------------------
                                                                (Dollars in thousands)
 Balance at beginning of year               $ 1,040       $  889         $ 703      $ 925       $ 497
 Provision for loan losses                      170          162           300        573         456
 Charge-offs:
   One-to-four-family residential                --           --            --         --          --
   Multi-family residential                      --           --            --         --          --
   Commercial real estate                        --           --            --         --          --
   Construction and land                         --           --            --         --          --
   Commercial business                           16           12           116        800          --
   Consumer                                      18            7            15          1          36
                                           --------------------------------------------------------------
    Total charge-offs                            34           19           131        801          36
                                           --------------------------------------------------------------
 Recoveries:
   One-to-four-family residential                --           --            --         --          --
   Multi-family residential                      --           --            --         --          --
   Commercial real estate                        --           --            --         --          --
   Construction and land                         --           --            --         --          --
   Commercial business                            9            7             2          5           6
   Consumer                                       3            1            15          1           2
                                           --------------------------------------------------------------
    Total recoveries                             12            8            17          6           8
                                           --------------------------------------------------------------
 Net charge-offs                                 22           11           114        795          28
                                           --------------------------------------------------------------
 Balance at end of period                   $ 1,188       $1,040         $ 889      $ 703       $ 925
                                           ==============================================================
 Ratio of net charge-offs during the
   period to average loans outstanding
   during the period                           0.02%        0.01%         0.09%      0.63%       0.02%
                                           ==============================================================



     The following table sets forth the breakdown of the allowance for loan losses by loan category at the dates indicated.


                             -------------------------------------------------------------------------------------
                                   Amount of Allowance and Percent of Loans in Each Category to Total Loans
                             -------------------------------------------------------------------------------------
                               Dec 31, 2002     Dec 31, 2001     Dec 31, 2000     Dec 31, 1999     Dec 31, 1998
                              --------------   --------------   --------------   --------------    --------------
                              Amount Percent   Amount Percent   Amount Percent   Amount Percent    Amount Percent
                              ------ -------   ------ -------   ------ -------   ------ -------    ------ -------
                                                            (dollars in thousands)
 One-to four-
   family residential        $  124   49.76%  $  166   57.36%   $ 166   57.63%   $  74   54.74%    $  73   54.37%
 Multi-family residential        42   16.18      163   13.50      155   14.78       20   14.40        18   13.82
 Commercial real estate         246   12.83      136   11.31      164   12.94       19   14.18        16   11.82
 Construction and land            4    1.69       32    2.69       13    1.05        2    1.65         4    3.13
 Commercial business            450    8.04      221    6.52       77    4.92      321    6.03       571    7.69
 Consumer                       322   11.50      322    8.62      314    8.68      267    9.00       243    9.17
                             -----------------------------------------------------------------------------------
                             $1,188  100.00%  $1,040  100.00%   $ 889  100.00%   $ 703  100.00%    $ 925  100.00%
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

     The following table sets forth certain information regarding the carrying value, weighted average yields and contractual maturities of the Company's short-term investments and securities as of December 31, 2002. Expected maturities of mortgage-backed securities will differ from contractual maturities due to scheduled repayments and because borrowers may have the right to call or prepay obligations with or without prepayment penalties.


                                                       At December 31, 2002
                          -------------------------------------------------------------------------------------------------------
                                                  More than One          More than Five        More than Ten
                            One Year or Less    Year to Five Years     Years to Ten Years         Years               Total
                          -------------------------------------------------------------------------------------------------------
                                     Weighted              Weighted              Weighted             Weighted             Weighted
                           Carrying   Average    Carrying   Average    Carrying   Average    Carrying  Average    Carrying  Average
                             Value     Yield       Value     Yield      Value      Yield      Value     Yield      Value    Yield
                          -------------------------------------------------------------------------------------------------------
                                                         (dollars in thousands)
Federated Liquid Cash
  Fund                    $  5,000     1.14%    $     --       --%    $    --       --%     $    --      --%    $  5,000     1.14%
                          =========================================================================================================
Securities:
 Held to maturity:
  Mortgage-Backed
   Securities                   --       --%    $     --       --%    $    --       --%     $ 1,262    6.79%    $  1,262     6.79%
                          -------------------------------------------------------------------------------------------------------
      Total securities    $     --       --%    $     --       --%    $    --       --%     $ 1,262    6.79%    $  1,262     6.79%
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

     At December 31, 2002, the Company had $10.21 million in certificate accounts in amounts of $100,000 or more maturing as follows:

                                                  Amount         Weighted
      Maturity Period                         (in thousands)   Average Rate
     ----------------                             -------      ------------
Three months or less                              $ 2,756         3.37%
Over three through six months                       2,101         3.05%
Over six months through 12 months                   2,986         2.81%
Over 12 months                                      2,368         4.83%
                                                  -------
 Total                                           $ 10,211         3.48%
                                                  ========================


     The following table sets forth the distribution of the Company's average deposit accounts for the periods indicated and the weighted average interest rates on each category presented.



                               ---------------------------------------------------------------------------------------------------
                                     December 31, 2002                 December 31, 2001                December 31, 2000
                               ---------------------------------------------------------------------------------------------------
                                           Percent                           Percent                           Percent
                                           of Total   Weighted               of Total   Weighted               of Total   Weighted
                                Average    Average    Average     Average    Average    Average     Average    Average    Average
                                Balance    Deposits     Rate      Balance    Deposits     Rate      Balance    Deposits    Rate
                                -------    ---------  --------    --------   ---------  --------    -------    --------  --------
                                                                      (dollars in thousands)
 Money market deposits         $ 15,952      12.54%      2.21%    $ 10,949     8.90%     3.19%     $  9,946      8.16%      3.33%
 Passbook deposits               16,617      13.07       1.00       14,133    11.49      1.97        14,441     11.85       2.00
 NOW and other demand deposits   19,375      15.23       1.01       16,545    13.45      1.37        15,907     13.05       1.49
 Non-interest bearing deposits   11,197       8.80       0.00       10,367     8.43      0.00         8,979      7.36       0.00
                                -------     ------                  ------   ------                 -------    ------
    Total                        63,141      49.64       1.13%      51,994    42.28      1.64%       49,273     40.42       1.74%
                                -------     ------       ====       ------   ------      ====       -------    ------       ====
 Certificates accounts
   Three months or less             619        .49       1.94%         271      .22      3.32%          241       .20       3.53%
   Over three through six months 17,265      13.58       2.97       14,947    12.15      5.09        13,976     11.47       5.32
   Over six through 12 months     8,585       6.75       3.15        9,348     7.60      5.30        10,618      8.71       5.39
   Over one to three years       26,889      21.14       4.66       35,665    29.00      5.91        35,456     29.09       5.81
   Over three to five years       4,900       3.85       5.41        5,496     4.47      5.82         7,041      5.77       6.02
   Over five to ten years         5,788       4.55       6.50        5,257     4.28      6.62         5,288      4.34       6.68
                                -------     ------                 -------   ------                 -------    ------
    Total certificates           64,046      50.36       4.20%      70,984    57.72      5.69%       72,620     59.58       5.73%
                                -------     ------       ====      -------   ------      ====       -------    ------       ====
    Total average deposits     $127,187     100.00%               $122,978   100.00%               $121,893    100.00%
                                =======     ======                 =======   ======                 =======    ======



     The following table presents, by various categories, the amount of certificate accounts outstanding at the dates indicated and the periods to maturity of the certificate accounts outstanding at December 31, 2002.


                               Period to Maturity from December 31, 2002
                          ------------------------------------------------------------
                                                                                           At         At         At
                          Less than     One to       Two to      Three to    Over Four   Dec 31,    Dec 31,    Dec 31,
                           One Year   Two Years   Three Years   Four Years     Years      2002       2001       2000
                          ---------   ---------   -----------   ----------   ---------   ------     ------     ------
                                                        (in thousands)
 Certificate accounts:
   0.00% to 2.00%          $ 4,576    $    --       $    --       $    --     $    --   $ 4,576    $    --    $    --
   2.01% to 3.00%           26,179      2,859            31            --          --    29,069      8,108         --
   3.01% to 4.00%            2,439      4,653         1,053           942          94     9,181     12,108        220
   4.01% to 5.00%            2,442        564           526           141         884     4,557     11,594      6,772
   5.01% to 6.00%            5,414        498           710           282         339     7,243     19,020     22,179
   6.01% to 7.00%            1,474      2,161         2,179           667         253     6,734     18,330     40,471
   7.01% to 8.00%               --        189            --            --          --       189        190      1,706
                           ------------------------------------------------------------------------------------------
    Total                  $42,524    $10,924       $ 4,499       $ 2,032     $ 1,570   $61,549    $69,350    $71,348
                           ===========================================================================================



     At December 31, 2002, the Company had $15.00 million in advances from the FHLB and had no other borrowings. The Company may obtain advances from the FHLB as part of its operating strategy. The maximum amount that the FHLB will advance to member institutions, including the Company, fluctuates from time to time in accordance with the policies of the OTS and the FHLB.

     The following schedule presents FHLB advances at December 31, 2002 by maturity date:


    Date                  Fixed                          Next
     of        Interest     or        Maturity           Call        Amount
   Advance       Rate    Variable       Date             Date    (in thousands)
-----------------------------------------------------------------------------
March     2002   3.06%    Fixed    March     2003    Non callable    $  1,000
March     2002   3.58     Fixed    September 2003    Non callable       1,000
October   1998   4.30     Fixed    October   2008    January   2003     5,000
January   2001   4.55     Fixed    January   2011    January   2003     5,000
September 2001   3.80     Fixed    September 2011    September 2004     3,000
                                                                     --------
                                                                     $ 15,000
                                                                     ========

     At December 31, 2001, the Company had $20.50 million in advances from the FHLB and had no other borrowings. FHLB advances at December 31, 2001 was comprised of the following:

    Date                  Fixed                          Next
     of        Interest     or        Maturity           Call        Amount
   Advance       Rate    Variable       Date             Date    (in thousands)
------------------------------------------------------------------------------
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
September 2001   3.80     Fixed    September 2011    September 2004     3,000
                                                                     --------
                                                                     $ 20,500
                                                                     ========


     The following table sets forth certain information regarding the Company's borrowed funds at or for the periods ended on the dates indicated:




                                                                   At or for the Year Ended:

                                          December 31, 2002            December 31, 2001              December 31, 2000
                                         -------------------          -------------------            ------------------
                                                                    (Dollars in thousands)

 FHLB advances:
   Average balance outstanding                  $17,904                     $19,061                       $10,341
                                                =======                     =======                       =======
   Maximum amount outstanding at any
    month-end during the period                 $20,500                     $23,000                       $14,000
                                                =======                     =======                       =======
   Balance outstanding at end of period         $15,000                     $20,500                       $14,000
                                                =======                     =======                       =======
   Weighted average interest rate
    during the period                              4.53%                      4.87%                         5.36%
                                                =======                     =======                       =======
   Weighted average interest rate
    at end of period                               4.15%                      4.64%                         5.79%
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

Personnel

     As of December 31, 2002, the Company, including the Bank and PASC, had
63 full-time employees and 30 part-time employees. The employees are not represented by a collective bargaining unit, and the Company considers its relationship with its employees to be good.

                  INFORMATION REGARDING SUBSIDIARY ACTIVITIES

Description of Business

     The Bank's wholly-owned subsidiary, PASC, is currently engaged on an agency basis in brokerage services through a third-party broker dealer, Scout
Brokerage Services, Inc. and in the sale of tax-deferred annuity products, primarily to customers of the Bank and members of the local community. In
September 1997, PASC formed the GTPS Insurance Agency ("Agency") to provide insurance related products to customers. The Agency sells a variety of insurance products to both individuals and businesses, including life, health, automobile, property and casualty insurance. The revenue generated by PASC is dependent upon maintaining relationships with the current insurance and brokerage providers. As of December 31, 2002 and 2001, PASC had total assets of $1.27 million and $968,000, respectively. For the year ended December 31, 2002, PASC had total revenues of $1,529,000 which was 11.2% of total consolidated revenues (prior to the elimination on a consolidated basis of inter-company transactions) and net income of $186,000, which was 9.8% of total consolidated net income. For the year ended December
31, 2001, PASC had total revenues of $1,239,000 which was 8.9% of total consolidated revenues (prior to the elimination on a consolidated basis of inter-company transactions) and net income of $178,000, which was 14.8% of total consolidated net income.




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

                        REGULATION AND SUPERVISION

General

     As a savings and loan holding company, the Company is required by federal law to report to, and otherwise comply with the rules and regulations of, the Office of Thrift Supervision. The Bank is subject to extensive regulation, examination and supervision by the Office of Thrift Supervision, as its primary federal regulator, and the Federal Deposit Insurance
Corporation, as the deposit insurer.  The Bank is a member of the Federal
Home Loan Bank System and, with respect to deposit insurance, of the Savings
Association Insurance Fund managed by the Federal Deposit Insurance
Corporation.  The Bank must file reports with the Office of Thrift
Supervision and the Federal Deposit Insurance Corporation concerning its activities and financial condition in addition to obtaining regulatory approvals prior to entering into certain transactions such as mergers with, or acquisitions of, other savings institutions. The Office of Thrift
Supervision and/or the Federal Deposit Insurance Corporation conduct periodic examinations to test the Bank's safety and soundness and compliance with various regulatory requirements. This regulation and supervision establishes a comprehensive framework of activities in which an institution can engage and is intended primarily for the protection of the insurance fund and depositors. The regulatory structure also gives the regulatory authorities extensive discretion in connection with their supervisory and enforcement activities and examination policies, including policies with respect to the classification of assets and the establishment of adequate loan loss reserves for regulatory purposes. Any change in such regulatory requirements and policies, whether by the Office of Thrift Supervision, the Federal Deposit
Insurance Corporation or Congress, could have a material adverse impact on the Company, the Bank and their operations. Certain regulatory requirements applicable to the Bank and to the Company are referred to below or elsewhere herein. The description of statutory provisions and regulations applicable to savings institutions and their holding companies set forth in this Form
10-KSB does not purport to be a complete description of such statutes and regulations and their effects on the Bank and the Company.

Holding Company Regulation

     The Company is a nondiversified unitary savings and loan holding company within the meaning of federal law. Under prior law, a unitary savings and loan holding company, such as the Company, was not generally restricted as to the types of business activities in which it may engage, provided that the Bank continued to be a qualified thrift lender. See "Federal Savings
Institution Regulation - QTL Test." The Gramm-Leach-Bliley Act of 1999 provides that no company may acquire control of a savings association after May 4, 1999 unless it engages only in the financial activities permitted for financial holding companies under the law or for multiple savings and loan holding companies as described below. Further, the Gramm-Leach-Bliley Act specifies that existing savings and loan holding companies may only engage in such activities. The Gramm-Leach-Bliley Act, however, grandfathered the unrestricted authority for activities with respect to unitary savings and loan holding companies existing prior to May 4, 1999, so long as the holding company's savings association subsidiary continues to comply with the QTL
Test. The Company does qualify for the grandfathering. Upon any non-supervisory acquisition by the Company of another savings institution or savings bank that meets the qualified thrift lender test and is deemed to be a savings institution by the Office of Thrift Supervision, the Company would become a multiple savings and loan holding company (if the acquired institution is held as a separate subsidiary) and would generally be limited to activities permissible for bank holding companies under Section 4(c)(8) of the Bank Holding Company Act, subject to the prior approval of the Office of Thrift Supervision, and certain activities authorized by Office of Thrift
Supervision regulation. However, the OTS has issued an interpretation concluding that multiple savings and loan holding companies may also engage in activities permitted for financial holding companies.

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

     Acquisition of the Company.  Under the Federal Change in Bank Control
Act ("CIBCA"), a notice must be submitted to the Office of Thrift Supervision if any person (including a company), or group acting in concert, seeks to acquire 10% or more of the Company's outstanding voting stock, unless the Office of Thrift Supervision has found that the acquisition will not result in a change of control of the Company. Under the CIBCA, the Office of Thrift
Supervision has 60 days from the filing of a complete notice to act, taking into consideration certain factors, including the financial and managerial resources of the acquirer and the anti-trust effects of the acquisition. Any company that acquires control would then be subject to regulation as a savings and loan holding company.

Federal Savings Institution Regulation

     Business Activities. The activities of federal savings banks are governed by federal law and regulations. These laws and regulations delineate the nature and extent of the activities in which federal savings banks may engage. In particular, certain lending authority for federal savings banks, e.g., commercial, non-residential real property loans and consumer loans, is limited to a specified percentage of the institutions capital or assets.

     Capital Requirements. The Office of Thrift Supervision capital regulations require savings institutions to meet three minimum capital standards: a 1.5% tangible capital to total assets ratio, a 4% leverage ratio (3% for institutions receiving the highest rating on the CAMELS examination rating system) and an 8% risk-based capital ratio. In addition, the prompt corrective action standards discussed below also establish, in effect, a minimum 2% tangible capital standard, a 4% leverage ratio (3% for institutions receiving the highest rating on the CAMELS system) and, together with the risk-based capital standard itself, a 4% Tier 1 risk-based capital standard. The Office of Thrift Supervision regulations also require that, in meeting the tangible, leverage and risk-based capital standards, institutions must generally deduct investments in and loans to subsidiaries engaged in activities as principal that are not permissible for a national bank.

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

     The OTS also has authority to establish individual minimum capital requirements in appropriate cases upon a determination that an institutions capital level is or may become inadequate in light of the particular circumstances. At December 31, 2002, the Bank met each of its capital requirements.

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

     Insurance of Deposit Accounts.  The Bank is a member of the Savings
Association Insurance Fund. The Federal Deposit Insurance Corporation maintains a risk-based assessment system by which institutions are assigned to one of three categories based on their capitalization and one of three subcategories based on examination ratings and other supervisory information.
An institution's assessment rate depends upon the categories to which it is assigned. Assessment rates for Savings Association Insurance Fund member institutions are determined semi-annually by the Federal Deposit Insurance
Corporation and currently range from zero basis points for the healthiest institutions to 27 basis points of assessable deposits for the riskiest. The
Federal Deposit Insurance Corporation has authority to increase insurance assessments. A significant increase in Savings Association Insurance Fund insurance premiums would likely have an adverse effect on the operating expenses and results of operations of the Bank. Management cannot predict what insurance assessment rates will be in the future.

     In addition to the assessment for deposit insurance, institutions are required to make payments on bonds issued in the late 1980s by the Financing
Corporation ("FICO") to recapitalize the predecessor to the Savings
Association Insurance Fund.  During fiscal 2002, FICO payments for Savings
Association Insurance Fund members approximated 1.75 basis points of assessable deposits.

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

     A savings institution that fails the qualified thrift lender test is subject to certain operating restrictions and may be required to convert to a bank charter. As of December 31, 2002, the Bank met the qualified thrift lender test. Recent legislation has expanded the extent to which education loans, credit card loans and small business loans may be considered
"qualified thrift investments."

     	Limitation on Capital Distributions. Office of Thrift Supervision regulations impose limitations upon all capital distributions by a savings institution, including cash dividends, payments to repurchase its shares and payments to shareholders of another institution in a cash-out merger. Under the regulations, an application to and the prior approval of the Office of Thrift Supervision is required prior to any capital distribution if the institution does not meet the criteria for expedited treatment of applications under Office of Thrift Supervision regulations (i.e., generally, examination ratings in the two top categories), the total capital distributions for the calendar year exceed net income for that year plus the amount of retained net income for the preceding two years, the institution would be undercapitalized following the distribution or the distribution would otherwise be contrary to a statute, regulation or agreement with the Office of Thrift Supervision. If an application is not required, the institution must still provide prior notice to the Office of Thrift
Supervision of the capital distribution if, like the Bank, it is a subsidiary of a holding company. In the event the Bank's capital fell below its regulatory requirements or the Office of Thrift Supervision notified it that it was in need of increased supervision, the Bank's ability to make capital distributions could be restricted. In addition, the Office of Thrift
Supervision could prohibit a proposed capital distribution by any institution, which would otherwise be permitted by the regulation, if the Office of Thrift Supervision determines that such distribution would constitute an unsafe or unsound practice.

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

     The recently enacted Sarbanes-Oxley Act generally prohibits loans by the Company to its executive officers and directors. However, that act contains a specific exception for loans by the Bank to its executive officers and directors in compliance with federal banking laws. Under such laws, the Bank's authority to extend credit to executive officers, directors and 10% shareholders ("insiders"), as well as entities such persons control, is limited. The law limits both the individual and aggregate amount of loans the Bank may make to insiders based, in part, on the Bank's capital position and requires certain board approval procedures to be followed. Such loans are required to be made on terms substantially the same as those offered to unaffiliated individuals and not involve more than the normal risk of repayment. There is an exception for loans made pursuant to a benefit or compensation program that is widely available to all employees of the institution and does not give preference to insiders over other employees.

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

Federal Home Loan Bank System

     The Bank is a member of the Federal Home Loan Bank System, which consists of 12 regional Federal Home Loan Banks. The Federal Home Loan Bank provides a central credit facility primarily for member institutions. The
Bank, as a member of the Federal Home Loan Bank, is required to acquire and hold shares of capital stock in the Federal Home Loan Bank in an amount at least equal to 1.0% of the aggregate principal amount of its unpaid residential mortgage loans and similar obligations at the beginning of each year, or 1/20 of its advances (borrowings) from the Federal Home Loan Bank, whichever is greater. The Bank was in compliance with this requirement with an investment in Federal Home Loan Bank stock at December 31, 2002 of $1.23 million.

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

Federal Reserve System

     The Federal Reserve Board regulations require savings institutions to maintain non-interest earning reserves against their transaction accounts
(primarily Negotiable Order of Withdrawal (NOW) and regular checking accounts). The regulations generally provide that reserves be maintained against aggregate transaction accounts as follows: a 3% reserve ratio is assessed on net transaction accounts up to and including $42.1 million; a 10% reserve ratio is applied above $42.1 million. The first $6.0 million of otherwise reservable balances (subject to adjustments by the Federal Reserve
Board) are exempted from the reserve requirements. The amounts are adjusted annually. The Bank complies with the foregoing requirements.

                       FEDERAL AND STATE TAXATION

Federal Taxation

     General. The Company and the Bank report their income on a calendar year, consolidated basis and use the accrual method of accounting, and are subject to federal income taxation in the same manner as other corporations with some exceptions, including particularly the Bank's reserve for bad debts discussed below. The following discussion of tax matters is intended only as a summary and does not purport to be a comprehensive description of the tax rules applicable to the Bank or the Company. Neither the Company or the Bank have been audited by the IRS during the last seven years, which covered the tax years 1996-2002. For its 2002 taxable year, the Company and the Bank are subject to a maximum federal income tax rate of 39%.

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

     The Small Business Job Protection Act of 1996 (the "1996 Act"), which was enacted on August 20, 1996, repealed the reserve method of accounting for bad debts for tax years beginning after 1995 and requires savings institutions to recapture (i.e., take into income) certain portions of their accumulated bad debt reserves. Thrift institutions eligible to be treated as "small banks" (assets of $500 million or less) are allowed to use the Experience Method applicable to such institutions, while thrift institutions that are treated as large banks (assets exceeding $500 million) are required to use only the specific charge-off method. Thus, the PTI Method of accounting for bad debts is no longer available for any financial institution.

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

                  EXECUTIVE OFFICERS OF THE REGISTRANT

     The following table sets forth certain information regarding the executive officers of the Company and the Bank who are also not directors.
The following individuals are elected annually and hold office until their successors have been elected and qualified or until they are removed or replaced.

                   Age at
     Name         12/31/02                   Position
---------------- ----------    ---------------------------------------------
Jane F. Adams        45        Chief Financial Officer, Secretary, Treasurer
                               of Great American Bancorp, Inc. since April,
                               1995.   Senior Vice President - Finance,
                               Secretary, Treasurer of Bank since February,
                               1996.   Secretary, Treasurer of PASC since
                               April, 1995.

Mark D. Piper        38        Senior Vice President - Operations of Bank
                               since February 2002.  Prior thereto Vice
                               President - Operations of Bank since 1996.

Melinda K. Waller    43        Senior Vice President - Deposit Acquisitions
                               of Bank since February 1997.  Prior thereto
                               Vice President - Deposit Acquisitions of
                               Bank since 1991.

Paul D. Wilson       51        Senior Vice President - Lending of Bank since
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





                                                                                    Net Book Value
                                                                                    of Property or
                                                   Original                           Leasehold
                                       Leased        Date                          Improvements at
                                         or        Leased or     Date of Lease       December 31,
Location                                Owned      Acquired       Expiration             2002
                                       -------     ---------     -------------     ----------------
Administrative and Branch Office:
1311 South Neil Street
Champaign, Illinois                     owned      04/12/93            --            $ 4,704,000

Branch Offices:
1912 West Springfield (1)
Champaign, Illinois                    leased      12/01/79        12/01/04              109,000

301 West Springfield
Urbana, Illinois                        owned      01/27/80            --                705,000
                                                                                     -----------
                                                                      Total          $ 5,518,000
                                                                                     ===========


---------------
(1) The Bank has the option to extend the lease term for three consecutive ten-year periods.


     The Bank presently owns electronic data processing equipment, consisting of personal computers, printers, and item processing equipment with an approximate net book value of $413,000. The Bank does not provide data processing services for other financial institutions. The Bank currently uses an in-house system for its primary computer application. This system processes the majority of banking transactions.

Item 3.   Legal Proceedings.

     The Company is not involved in any pending legal proceedings other than routine legal proceedings occurring in the ordinary course of business. Such routine legal proceedings in the aggregate are believed by management to be immaterial to the Company's financial condition or results of operations.

Item 4.   Submission of Matters to a Vote of Security Holders.

     During the quarter ended December 31, 2002, no matters were submitted to vote of security holders through a solicitation of proxies or otherwise.


                            PART II

Item 5.   Market for Common Equity and Related Stockholder Matters.

     Information relating to the market for Registrant's common stock and related stockholder matters appears under "Shareholder Information" in the 2002 Annual Report to Stockholders on pages 57 through 58 and is incorporated herein by reference.

Item 6.   Management's Discussion and Analysis or Plan of Operation.

     The above captioned information appears under the caption "Management's Discussion and Analysis" in the 2002 Annual Report to Stockholders on pages 2 to 26 and is incorporated herein by reference.

Item 7.   Financial Statements

     The Consolidated Financial Statements of Great American Bancorp, Inc. and its subsidiary as of December 31, 2002 and 2001, together with the report of BKD, LLP appears in the 2002 Annual Report to Stockholders on pages 27 to 56 and is incorporated herein by reference.

Item 8. Changes In and Disagreements With Accountants on Accounting and Financial Disclosure

          None.
                                 PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act.

     The information relating to directors and executive officers of the Registrant is incorporated herein by reference to the Registrant's Proxy Statement for the Annual Meeting of Stockholders to be held on April 22, 2003 at pages 4 through 7, filed on March 21, 2003 with the SEC.


Item 10.  Executive Compensation

     The information relating to executive an director compensation is incorporated herein by reference to the Registrant's Proxy Statement for the Annual Meeting of Stockholders to be held on April 22, 2003 at pages 7 through 9, filed on March 21, 2003 with the SEC.

Item 11. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

     The information relating to security ownership of certain beneficial owners and management is incorporated herein by reference to the Registrant's Proxy Statement for the Annual Meeting of Stockholders to be held on April 22, 2003 at pages 3 through 4, filed on March 21, 2003 with the SEC.

Item 12.  Certain Relationships and Related Transactions

     The information relating to certain relationships and related transactions is incorporated herein by reference to the Registrant's Proxy Statement for the Annual Meeting of Stockholders to be held on April 22, 2003 at page 10-11, filed on March 21, 2003 with the SEC.

Item 13.  Exhibits and Reports on Form 8-K.

     (a)       The following documents are filed as a part of this report:

          (1)    Financial Statements

          Consolidated Financial Statements of the Company are incorporated by reference to the following indicated pages of the 2002 Annual Report to Stockholders.


          Independent Accountants' Report  . . . . . . . . . . . . . . . .27

          Consolidated Balance Sheets as of
          December 31, 2002 and 2001. . . . . . . . . . . . . . . . . . . 28

          Consolidated Statements of Income for the year
          ended December 31, 2002 and 2001  . . . . . . . . . . . . . . . 30

          Consolidated Statements of Stockholders' Equity for
          the year ended December 31, 2002 and 2001 . . . . . . . . . . . 32

          Consolidated Statements of Cash Flows for the year
          ended December 31, 2002 and 2001. . . . . . . . . . . . . . . . 33

          Notes to Consolidated Financial Statements  . . . . . . . . .34-56

          The remaining information appearing in the 2002 Annual Report to Stockholders is not deemed to be filed as part of this report, except as expressly provided herein.

          (2)   Schedules

          All schedules are omitted because they are not required or applicable, or the required information is shown in the consolidated financial statements or the notes thereto.

          (3) Exhibits

          The following exhibits are filed as part of this report:

          3.1    Certificate of Incorporation of Great American Bancorp,
                 Inc.*
          3.2    Bylaws of Great American Bancorp, Inc.*
          4.0    Stock Certificate of Great American Bancorp, Inc.*
         10.1 First Federal Savings Bank of Champaign-Urbana Employee Stock Ownership Plan*
         10.2 Form of Employment Agreement between First Federal Savings Bank of Champaign-Urbana and George R. Rouse*
         10.3 Form of Employment Agreement between Great American Bancorp, Inc. and George R. Rouse*
         10.4 Form of Change of Control Agreements between First Federal Savings Bank of Champaign-Urbana and Jane F. Adams, Dale Pelg and Melinda Waller.*
         10.5    Great American Bancorp, Inc. 1995 Incentive Plan**
         10.6    Great American Bancorp, Inc. 1995 Incentive Plan***
                 (as amended and restated as of January 13, 1997)
         13.0 2002 Annual Report to Stockholders (only portions incorporated by reference filed herewith)
         21.0 Subsidiary information is incorporated herein by reference to "Part I - Subsidiaries"
         23.0    Consent of Independent Accountants

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

     (b)    Reports on Form 8-K

            On October 23, 2002, the Registrant filed a Current Report on Form 8-K under Items 5 and 7, incorporating by reference press releases dated October 22, 2002, relating to the Company's unaudited results for the period ended September 30, 2002 and the Company's announcement that its Board of Directors has approved a 5% stock repurchase program.

Item 14.  Controls and Procedures

     (a) Evaluation of disclosure controls and procedures. The Company maintains controls and procedures designed to ensure that information required to be disclosed in the reports that the Company files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission. Based upon their evaluation of those controls and procedures performed within 90 days of the filing date of this report, the chief executive officer and the chief financial officer of the Company concluded that the Company's disclosure controls and procedures were adequate.

     (b) Changes in internal controls. The Company made no significant changes in its internal controls or in other factors that could significantly affect these controls subsequent to the date of the evaluation of those controls by the chief executive officer and chief financial officer

                                    SIGNATURES

     Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                      GREAT AMERICAN BANCORP, INC.

Date:    March 21, 2003               /s/ George R. Rouse
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

Date:    March 21, 2003               /s/ George R. Rouse
     -----------------------          -------------------------------
                                      George R. Rouse
                                      President, Chief Executive
                                      Officer and Director

Date:    March 23, 2003               /s/ Ronald E. Guenther
     -----------------------          -------------------------------
                                      Ronald E. Guenther
                                      Chairman of the Board
                                      of Directors

Date:
     -----------------------          -------------------------------
                                      Clinton C. Atkins, Director

Date:    March 25, 2003               /s/ Ronald Kiddoo
     -----------------------          ------------------------
                                      Ronald Kiddoo, Director

Date:    March 25, 2003               /s/ Jack B. Troxell
     -----------------------          -------------------------------
                                      Jack B. Troxell, Director

Date:    March 25, 2003               /s/ Jane F. Adams
     -----------------------          -------------------------------
                                      Jane F. Adams
                                      Chief Financial Officer,
                                      Secretary and Treasurer
                                      (Principal Senior Accounting
                                      and Financial Officer)







                               CERTIFICATION

I, George R. Rouse, certify that:

1. I have reviewed this annual report on Form 10-KSB of Great American Bancorp, Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

      a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

      b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

      c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

      a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and


      b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date:	  March 25, 2003
      ------------------

                                            /s/ George R. Rouse
                                            -----------------------------
                                            George R. Rouse
                                            President and
                                            Chief Executive Officer




                             CERTIFICATION

I, Jane F. Adams, certify that:

1. I have reviewed this annual report on Form 10-KSB of Great American Bancorp, Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

      a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

      b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

      c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

      a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and


      b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date:	  March 25, 2003
      --------------------

                                            /s/ Jane F. Adams
                                            -----------------------------
                                            Jane F. Adams
                                            Chief Financial Officer,
                                            Secretary and Treasurer


Exhibit 13.0   Annual Report to Shareholders

GREAT AMERICAN BANCORP, INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS
(Table dollar amounts in thousands, except per share data)

     Great American Bancorp, Inc. (the "Company") is based in east central Illinois and is the parent company of First Federal Savings Bank of Champaign-Urbana (the "Bank"). The Company purchases loans from the Bank, but otherwise conducts no significant business except through the Bank. In addition to traditional banking services, the Bank, through its subsidiary Park Avenue Service Corporation ("PASC"), provides securities brokerage services through a third-party broker-dealer, Scout Brokerage Services, Inc., and also engages in the sale of tax deferred annuities, and through GTPS Insurance Agency ("Agency") provides insurance related products to customers. The Agency sells a variety of insurance products including life, health, automobile, property and casualty insurance. Refer to Note 17 - "Business Industry Segments" of the Notes to the Consolidated Financial Statements for financial information relating to the Company's industry segments, including banking services and insurance/brokerage services. All references to the Company include the Bank and PASC, unless otherwise indicated.

Forward-Looking Statements

     In addition to historical information, this Annual Report may include certain forward-looking statements based on current management expectations. The Company's actual results could differ materially from those management expectations. Factors that could cause future results to vary from current management expectations include, but are not limited to, general economic conditions, legislative and regulatory changes, monetary and fiscal policies of the federal government, changes in tax policies, rates and regulations of federal, state and local tax authorities, changes in interest rates, deposit flows, the cost of funds, demand for loan products, demand for financial services, competition, changes in the quality or competition, changes in the quality or composition of the Bank's loan and investment portfolios, changes in accounting principles, policies or guidelines, and other economic, competitive, governmental and technological factors affecting the Company's operations, markets, products, services and prices. Further description of the risks and uncertainties to the business are included in detail in Item 1, "Business" of the Company's 2002 Form 10-KSB. The Company does not undertake
- and specifically disclaims any obligation - to publicly release the result of any revisions which may be made to any forward-looking statements to reflect events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events.

Results of Operations

General

     The Company recorded net income of $1,904,000 in 2002, which was $703,000, or 58.5%, higher than the $1,201,000 reported for 2001. Basic earnings per share increased $0.99, or 76.7%, from $1.29 in 2001 to $2.28 in 2002 and diluted earnings per share increased $0.84, or 67.2%, from $1.25 per share in 2001 to $2.09 in 2002. Earnings per share were higher in 2002 due to a combination of growth in net income and a reduction in the average number of shares outstanding, which declined mainly as a result of common stock repurchased by the Company during 2002. The average number of shares outstanding, assuming full dilution, decreased by 48,451 shares, from 959,933 shares for fiscal 2001 to 911,482 shares for fiscal 2002. The return on average assets was 1.15% for 2002 compared to 0.73% for 2001 and the return on average equity was 10.17% in 2002 compared to 6.23% for 2001.

     Net income was higher in 2002 due to an increase in net interest income of $510,000 and an increase in noninterest income of $857,000, offset by an increase in noninterest expense of $280,000 and an increase in income tax expense of $376,000.

     Net income from banking services was $1,718,000 for the year ended December 31, 2002, an increase of $695,000, or 67.9%, from the $1,023,000 recorded for the year ended December 31, 2001. Net income from banking services was higher in 2002 due primarily to an increase in net interest income of $510,000, a reduction in the provision for loan losses of $8,000, an increase in noninterest income of $607,000, offset by an increase in noninterest expense of $26,000 and an increase in income tax expense of $388,000. Noninterest income from banking services was higher in 2002 mainly due to gains on the sale of mortgage loans totaling $647,000, which includes both the cash gain on loans sold of $439,000 and gains on the recording of capitalized mortgage servicing rights of $208,000. Gains on the sale of mortgage loans totaled $127,000 in 2001. Customer service fees and other service charges and fees were also higher in 2002. Noninterest expense from banking services was higher in 2002 due to increases in advertising, legal fees, expenses associated with a new debit card product implemented in late 2001, costs related to check clearing activities and an increase in checking account losses, offset by a decrease in total salaries and benefits expense.

     Net income from insurance/brokerage services increased $8,000, or 4.5%, from $178,000 in 2001 to $186,000 in 2002. Total commission income increased $294,000, or 23.8% from $1,233,000 in 2001 to $1,527,000 in 2002, primarily insurance sales commissions due mainly to growth in new customers. Noninterest expenses related to insurance/brokerage services increased $294,000, from $938,000 in 2001 to $1,232,000 in 2002, primarily salaries and benefits expenses, furniture and fixture expenses, and office expenses. Income tax expense associated with insurance/brokerage services decreased $12,000 in 2002.

Net Interest Income

     Net interest income increased $510,000, or 8.7%, from $5,849,000 in 2001 to $6,359,000 in 2002. Growth in net interest income was mainly due to reductions in deposit interest expense and interest on Federal Home Loan Bank ("FHLB") advances, offset by decreases in interest income from loans and investment securities interest.

     Interest Income - Interest income was $10,603,000 in 2002, a decrease of $1,104,000, or 9.4%, from the $11,707,000 reported in 2001. Interest income earned on loans totaled $10,215,000 in 2002, a decrease of $923,000, or 8.3%, from the $11,138,000 total for 2001. Interest income from investment securities decreased $175,000, from $283,000 in 2001 to $108,000 in 2002.
Interest income from deposits with financial institutions and other institutions, which includes interest generated from interest-bearing demand deposits, interest on balances maintained in the Federated Liquid Cash Trust fund and dividends received on FHLB stock decreased from $286,000 in 2001 to $280,000 in 2002.

     Loan interest income decreased in 2002 due to a reduction in average net loans and a decrease in the average yield on loans, offset by an increase in loan fee income. The total average balance of net loans decreased from $138.53 million in 2001 to $134.42 million in 2002, a decrease of $4.11 million, or 3.0%. The following schedule compares average total loan balances by major categories:

                                 Average     Average
                                 Balance     Balance              Percentage
                                   2002        2001      Change     Change
----------------------------------------------------------------------------
One-to-four-family
  mortgage loans                $ 74,726    $ 81,178    $(6,452)     (8.0)%
Multi-family mortgage loans       19,418      19,527       (109)     (0.6)
Commercial mortgage loans         15,791      16,589       (798)     (4.8)
Construction loans                 2,859       2,168        691      31.9
----------------------------------------------------------------------------
  Total real estate loans        112,794     119,462     (6,668)     (5.6)
Commercial loans                   9,451       8,032      1,419      17.7
Consumer loans                    13,310      11,999      1,311      10.9
----------------------------------------------------------------------------
  Total loans                    135,555     139,493     (3,938)     (2.8)
Allowance for loan losses         (1,138)       (964)      (174)     18.1
----------------------------------------------------------------------------
  Total loans, net              $134,417    $138,529    $(4,112)     (3.0)%
============================================================================

     Average total loans declined in 2002 mainly due to the $6.45 million decrease in the average balance of total one-to-four-family mortgage loans. The average balance of total one-to-four family mortgage loans, which includes mortgage loans held for sale, declined during 2002 primarily due to loan sales and repayments exceeding new loans. The majority of home loans originated during 2002 were originated for sale to the secondary mortgage market. The Company implemented a program to sell home loans to the Federal National Mortgage Association ("Fannie Mae") in July 2001 and continued this program in 2002. The Company began this program in order to reduce the Company's exposure to interest rate risk due to the decline in home mortgage rates during 2001. Since mortgage rates continued to decline during 2002, the Company maintained this program in 2002. The Company uses published rates such as the Freddie Mac commitment rate in setting one-to-four-family residential mortgage rates. The 30-year Freddie Mac commitment rate averaged 6.97% in 2001, decreasing to an average of 6.54% in 2002. The Company's 30-year offering rate averaged 6.66% in 2002, down from 7.05% in 2001. During 2002, one-to-four-family loans originated and sold, or committed to be sold, totaled $26.67 million.

     The average balance of total commercial mortgage loans declined by $798,000 in 2002 mainly due to one large loan payoff in January totaling $700,000 and a second large payoff totaling $1.39 million in February 2002, offset by the transfer of one large loan totaling $1.67 million from construction loans to commercial mortgage loans in May 2002. Average total construction loans increased $691,000 in 2002 due partly to the $1.67 million loan which transferred to commercial mortgage loans in May 2002. The construction project securing this loan began in late 2001. The average balance of construction loans for the building of one-to-four-family home loans was also higher in 2002. Average total commercial loans increased $1.42 million in 2002 due partly to two large commercial lines of credit which were both originated in the second half of 2001. The total average balance of these two loans was $1.25 million in 2002 compared to $357,000 in 2001, an increase of $893,000. Average total commercial loans also increased due to several smaller loans originated during 2002. Average total consumer loans grew by $1.31 million from 2001 to 2002, mainly due to new home equity loans. During 2002, the Company continued to actively promote revolving home equity loans, a product first introduced in June 2000. The interest rate on this product floats daily with the prime lending rate. Total average home equity loans increased from $1.30 million in 2001 to $3.19 million in 2002, an increase of $1.89 million. Average total fixed rate secured consumer loans declined $583,000 in 2002.

     Loan fees, which are included in interest income on loans, increased $49,000, or 21.9% from $224,000 in 2001 to $273,000 in 2002. This increase was mainly due to fees generated on higher volumes of one-to-four-family residential loans and construction loans originated in 2002 and increases in deferred fees recognized, late fees paid and credit life insurance commissions.

     The average yield on loans declined from 8.04% in 2001 to 7.60% in 2002. This decline is mainly attributable to the overall decrease in market interest rates during both 2001 and 2002. During 2001, the Federal Open Market Committee, or "FOMC", the governing body that established the Federal funds rate and the discount rate, lowered these key interest rates a total of 11 times. The Federal funds rate dropped from a high of 6.50% in January 2001 to 4.75% by December 2001. The FMOC dropped key interest rates only once during 2002, reducing the Federal funds rate and the discount rate by an additional 50 basis points in November 2002. The prime rate, a key indicator used by the Company in establishing interest rates charged to consumer and commercial customers, decreased from 9.50% in January 2001 to 4.75% in December 2001. This rate also declined in November 2002, falling to 4.25%.

     Average total investment securities were $1.69 million in 2002, a decrease of $2.59 million, or 60.5%, from the average $4.28 million maintained during 2001. This decline was the primary reason that interest income from investment securities decreased $175,000, or 61.8%, from $283,000 in 2001 to $108,000 in 2002. During 2001, investment securities consisted of Federal agency securities totaling $3.00 million and mortgage-backed securities. The Federal agency securities were called in the second and third quarters of 2001. The Company did not purchase any new securities during 2002 or 2001. During 2002, the Company received principal repayments on mortgage-backed securities of $790,000. As of December 31, 2002, mortgage-backed securities totaling $1.26 million with maturities ranging from sixteen to twenty-six years and a weighted average rate of 6.79% were the only securities in the investment portfolio.

     Interest income earned on deposits with financial institutions and other declined from $286,000 in 2001 to $280,000 in 2002 mainly due to falling short-term interest rates during 2001 and 2002. The decline in interest income due to lower interest rates was mainly offset, however, by an increase in the average total balance of these deposits. Interest income earned on deposits with financial institutions and other includes interest generated from interest-bearing demand deposits, Federated Liquid Cash Trust fund interest and dividends earned on FHLB stock. The interest-bearing demand deposits maintained by the Company during 2002 and 2001 were chiefly deposits used for short-term cash needs and were primarily maintained at the FHLB.

     The average total balances of interest-bearing demand deposits increased $6.56 million, from $3.74 million in 2001 to $10.30 million in 2002. The Federated Liquid Cash Trust is a money market fund used for depositing funds that may be required in the short-term. The average balance of the Federated Liquid Cash Trust fund was $4.46 million in 2002, $2.33 million greater than the $2.13 million maintained in 2001. The increase in the average balances of interest-bearing demand deposits and the Federated Liquid Cash Trust in 2002 was mainly due to proceeds generated from loan sales.

     The average yield on interest-earning assets decreased from 7.82% in 2001 to 6.97% in 2002, due partly to the decline in market interest rates
during 2001 and 2002.   The average yield on interest-earning assets also
decreased in 2002 due to the shift in the mix of assets from loans to interest bearing-demand deposits. The yield on average interest-bearing demand deposits fell from 3.23% in 2001 to 1.43% in 2002, and the yield on the Federal Liquid Cash Trust fund decreased from 4.70% in 2001 to 1.57% in 2002. The average yield on FHLB stock also decreased from 6.46% in 2001 to 5.24% in 2002. The yield on average investment securities decreased from 6.62% in 2001 to 6.40% in 2002 due to Federal agency securities being called in the second and third quarters of 2001. The average yield on these securities was 6.56%. The average yield on net loans was 7.60% in 2002, down from 8.04% in 2001.

     Interest Expense - Interest expense decreased from $5,858,000 in 2001 to $4,244,000 in 2002, a decrease of $1,614,000, or 27.6%. Interest expense on deposits decreased $1,492,000, or 30.5%, from $4,895,000 in 2001 to
$3,403,000 in 2002. The majority of the decline in interest expense on deposits occurred in interest expense on certificates of deposit. Interest expense on certificates of deposit was $2,688,000 in 2002, $1,353,000, or 33.5% lower than the $4,041,000 recorded in 2001. Interest expense on certificates of deposit was lower in 2002 due to lower offering rates in 2002, a decline in total average certificates of deposit and a shift in the mix of certificates away from longer-term maturities to shorter-term, lower rate maturities.

     Interest expense on interest-bearing demand deposits was $139,000 lower in 2002, due to a decline in deposit rates offset by higher average balances. Interest expense on insured money market accounts ("IMMA"), savings deposits, NOW and other deposits decreased from $854,000 in 2001 to $715,000 in 2002. The average total balances of interest-bearing demand deposits increased $10.31 million, or 24.8%, from $41.63 million in 2001 to $51.94 million in 2002. This increase primarily resulted from growth in the Company's Club Fed IMMA and Club Fed NOW accounts and savings deposits. This growth was partly due to customers transferring maturing certificates of deposit to short-term demand accounts. Club Fed is an array of products and services provided to customers that maintain required minimum balances. Club Fed customers receive a higher annual percentage yield on their IMMA deposits than non Club Fed customers. The average total balance of Club Fed IMMA deposits increased $4.86 million, from $7.66 million in 2001 to $12.52 million in 2002. The average total balance of Club Fed NOW deposits increased $2.05 million, from $7.09 million in 2001 to $9.14 million in 2002. The average total balance of savings deposits increased $2.49 million, from $14.13 million in 2001 to $16.62 million in 2002.

     The following schedule compares average total deposit balances by major categories.


                                   Average     Average
                                   Balance     Balance             Percentage
                                     2002        2001      Change    Change
-----------------------------------------------------------------------------
Insured money market deposits     $ 15,952    $ 10,949    $ 5,003      45.7%
Savings deposits                    16,617      14,133      2,484      17.6
NOW and other demand deposits       19,375      16,545      2,830      17.1
-----------------------------------------------------------------------------
  Total interest-bearing
    demand deposits                 51,944      41,627     10,317      24.8
-----------------------------------------------------------------------------
Certificates of deposits
  Three months or less                 619         271        348     128.4
  Over three through six months     17,265      14,947      2,318      15.5
  Over six through twelve months     8,585       9,348       (763)     (8.2)
  Over one through three years      26,889      35,665     (8,776)    (24.6)
  Over three through five years      4,900       5,496       (596)    (10.8)
  Over five through ten years        5,788       5,257        531      10.1
-----------------------------------------------------------------------------
  Total certificates of deposit     64,046      70,984     (6,938)     (9.8)
-----------------------------------------------------------------------------
  Total interest-bearing
    deposits                       115,990     112,611      3,379       3.0

Noninterest-bearing
  demand deposits                   11,197      10,367        830       8.0
-----------------------------------------------------------------------------
  Total deposits                  $127,187    $122,978    $ 4,209       3.4%
=============================================================================

     Interest expense on FHLB advances decreased $118,000, or 12.7%, from $929,000 in 2001 to $811,000 in 2002. The Company decreased its level of borrowings during 2002 due to liquidity being provided from other sources, mainly from loan sales. Total average FHLB advances decreased $1.16 million, or 6.07%, from $19.06 million in 2001 to $17.90 million in 2002.

     The average cost of interest-bearing liabilities decreased from 4.43% in 2001 to 3.16% in 2002, due primarily to the shift in average deposits from certificates of deposit to lower-rate interest-bearing demand deposits and the overall decline in deposit and FHLB advance interest rates. The average cost of interest-bearing demand deposits declined from 2.05% in 2001 to 1.38% in 2002. The average cost of certificates of deposit fell from 5.69% in 2001 to 4.20% in 2002. The average cost of FHLB advances was 4.87% in 2001 and 4.53% in 2002.

     Net interest income was $5,849,000 in 2001, an increase of $94,000, or 1.6% from $5,755,000 recorded for 2000. Interest income increased $341,000, or 3.0%, in 2001, from $11,366,000 in 2000 to $11,707,000 in 2001, primarily interest income from loans. Interest expense increased from $5,611,000 in 2000 to $5,858,000 in 2001, an increase of $247,000, or 4.4%, due mainly to higher interest expense on FHLB advances.

     Average Balance Sheet - The following table presents the average balance sheet for the Company for the years ended December 31, 2002, 2001 and 2000, the interest on interest-earning assets and interest-bearing liabilities and the related average yield or cost. The average balances are derived from average daily balances. The yields or cost are calculated by dividing income or expense by the average balance of assets or liabilities, respectively, for the years shown except where noted otherwise. The yields and costs include fees which are considered adjustments to yields.

                                       Consolidated Average Balance Sheet

                                                                      Period Ended
                                     -------------------------------------------------------------------------------------
                                         December 31, 2002             December 31, 2001          December 31, 2000
                                     --------------------------    --------------------------   --------------------------
                                                       Average                      Average                       Average
                                     Average            Yield/     Average            Yield/     Average            Yield/
                                     Balance  Interest   Cost      Balance  Interest   Cost      Balance  Interest   Cost
                                     -------  -------- -------     -------  --------  ------     -------  --------  ------
Assets
 Interest-earning assets:
  Interest-bearing demand deposits $  10,302   $   147    1.43%  $   3,741   $   121   3.23%   $   3,191   $   180   5.64%
  Federated Liquid Cash Fund           4,463        70    1.57       2,127       100   4.70        1,236        76   6.15
  Investment securities, net (1)       1,688       108    6.40       4,278       283   6.62        6,253       406   6.49
  Loans, net (2)                     134,417    10,215    7.60     138,529    11,138   8.04      130,158    10,642   8.18
  FHLB stock                           1,202        63    5.24       1,006        65   6.46          841        62   7.37
                                  ----------------------------------------------------------------------------------------
   Total interest-earning assets     152,072    10,603    6.97%    149,681    11,707   7.82%     141,679    11,366   8.02%
Noninterest-earning assets            14,115                        13,956                        14,449
                                  ----------------------------------------------------------------------------------------
   Total assets                    $ 166,187                     $ 163,637                     $ 156,128
                                  ========================================================================================

Liabilities and Stockholders' Equity
 Interest-bearing liabilities:
  Insured money market deposits    $  15,952   $   353    2.21%  $  10,949   $   349   3.19%   $   9,946   $   331   3.33%
  Savings deposits                    16,617       167    1.00      14,133       278   1.97       14,441       289   2.00
  NOW and other demand deposits       19,375       195    1.01      16,545       227   1.37       15,907       237   1.49
  Certificates of deposit             64,046     2,688    4.20      70,984     4,041   5.69       72,620     4,160   5.73
                                  ----------------------------------------------------------------------------------------
   Total deposits                    115,990     3,403    2.93     112,611     4,895   4.35      112,914     5,017   4.44
  Federal Home Loan bank advances     17,904       811    4.53      19,061       929   4.87       10,341       554   5.36
  Other interest-bearing
    liabilities                          609        30    4.93         613        34   5.55          604        40   6.62
                                  ----------------------------------------------------------------------------------------
   Total interest-bearing
     liabilities                     134,503     4,244    3.16%    132,285     5,858   4.43%     123,859     5,611   4.53%
 Noninterest-bearing liabilities      12,962                        12,085                        11,483
                                  ----------------------------------------------------------------------------------------
   Total liabilities                 147,465                       144,370                       135,342
 Stockholders' equity                 18,722                        19,267                        20,786
                                  ----------------------------------------------------------------------------------------
   Total liabilities and
     stockholders' equity          $ 166,187                     $ 163,637                     $ 156,128
                                  ========================================================================================
Net interest rate spread (3)                   $ 6,359    3.81%              $ 5,849   3.39%               $ 5,755   3.49%
                                  ========================================================================================
Net interest margin (4)                                   4.18%                        3.91%                         4.06%
                                  ========================================================================================
Ratio of interest-earning assets to
  interest-bearing liabilities                          113.06%                      113.15%                       114.39%
                                  ========================================================================================
</TABLE

Notes to Consolidated Average Balance Sheet:

      (1) Includes securities available for sale and unamortized discounts and premiums. Municipal securities are not on a tax equivalent basis as they are not considered material.
      (2) Amount includes mortgage loans held for sale and is net of deferred loan fees, loan discounts and premiums, loans in process, allowance for loan losses and non-performing loans. Average non-performing loans totaled $285,000, $284,000 and $556,000 for the years ended December 31, 2002, 2001 and 2000, respectively.
      (3) Net interest rate spread represents the difference between the yield on average interest-earning assets and the cost of average interest-bearing liabilities.
      (4) Net interest margin represents net interest income divided by average interest-earning assets.





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



                                              Year Ended                     Year Ended
                                           December 31, 2002              December 31, 2001
                                              Compared to                    Compared to
                                              Year Ended                     Year Ended
                                           December 31, 2001              December 31, 2000
                                      --------------------------     ---------------------------
                                           Increase                       Increase
                                          (Decrease)                     (Decrease)
                                            Due to                         Due to
                                      --------------------------     ---------------------------
                                       Volume     Rate      Net       Volume     Rate      Net
                                      --------------------------     ---------------------------
Interest-earning assets:
  Interest-bearing demand deposits     $  122  $   (96)  $   26      $   27    $  (86)  $   (59)
  Federated Liquid Cash Fund               64      (94)     (30)         45       (21)       24
  Investment securities, net             (166)      (9)    (175)       (131)        8      (123)
  Loans, net                             (324)    (599)    (923)        675      (179)      496
  FHLB stock                               11      (13)      (2)         11        (8)        3
                                      ----------------------------------------------------------
    Total interest-earning assets         184   (1,288)  (1,104)        631      (290)      341
                                      ----------------------------------------------------------

Interest-bearing liabilities:
  Insured money market deposits           130     (126)       4          32       (14)       18
  Savings deposits                         43     (154)    (111)         (6)       (5)      (11)
  NOW and other demand deposits            35      (67)     (32)          9       (19)      (10)
  Certificates of deposit                (367)    (986)  (1,353)        (93)      (26)     (119)
  FHLB advances                           (55)     (63)    (118)        429       (54)      375
  Other interest-bearing
   liabilities                             --       (4)      (4)          1        (7)       (6)
                                      ----------------------------------------------------------
    Total interest-bearing
      liabilities                          97   (1,711)  (1,614)        375      (128)      247
                                      ----------------------------------------------------------
    Net change in net interest
      income                           $   87  $   423   $  510      $  256    $ (162)  $    94
                                      ==========================================================




Provision for Loan Losses

     The provision for loan losses for the year ended December 31, 2002 was $170,000 compared to $162,000 for the year ended December 31, 2001. The higher provision in 2002 was due to an increase in the monthly provision based on the Company's analysis of the loan portfolio and the adequacy of the allowance for loan losses during the period. The Company increased the monthly provision in 2002 primarily due to increased lending in commercial and consumer loan categories.

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

     Total charge-offs for 2002 were $34,000 compared to $19,000 in 2001. The charge-offs recorded in 2002 included one commercial loan totaling $16,000 and two consumer loans totaling $18,000. The charge-offs for 2001 included a $12,000 commercial loan and five consumer loans totaling $7,000. Total net charge-offs were $22,000 and $11,000 for 2002 and 2001, respectively. While Company management believes that the allowance for loan losses is sufficient based on information currently available to it, no assurances can be made that future events, conditions, or regulatory directives will not result in increased provisions for loan losses or additions to the allowance for loan losses which may adversely affect net income.

Noninterest Income

     Noninterest income totaled $2,979,000 in 2002, compared to $2,122,000 in 2001, an increase of $857,000, or 40.4%, primarily due to growth in insurance sales commissions and gains from the sale of mortgage loans.

     Insurance sales commissions were $1,428,000 in 2002 compared to $1,111,000 in 2001, an increase of $317,000, or 28.5%, primarily due to commissions generated from new customers. During 2002, the Company sold $26.67 million in one-to-four-family residential mortgage loans to Fannie Mae recording gains of $647,000, which includes both the cash gains on the sale of loans totaling $439,000 and the gains from capitalizing mortgage servicing rights of $208,000. During 2001, the Company sold $5.35 million in one-to-four-family loans recording gains of $127,000, including cash gains of $76,000 and gains from capitalizing mortgage servicing rights of $51,000.

Noninterest Expenses

     Total noninterest expenses increased from $5,795,000 in 2001 to $6,075,000 in 2002, an increase of $280,000, or 4.8%, due primarily to increases in salaries and employee benefits expense, legal and professional fees, marketing expense and other expenses, offset by a decline in equipment expenses.

     Salaries and employee benefits expense was $3,448,000 in 2002, compared to $3,248,000 in 2001, an increase of $200,000, or 6.2%. The higher expense for 2002 was due to normal salary raises, an increase in staff at the Agency, higher health insurance expense and payroll taxes, offset by reductions in expenses related to the employee retirement plan and the incentive plan. Total salaries and bonuses were $2,698,000 in 2002 compared to $2,418,000 in 2001, a difference of $280,000, or 11.6%. During 2002, the Agency hired two additional insurance agents. Health insurance expense increased $25,000 in 2002 due to a rise in premiums and payroll taxes increased $22,000 due to the increase in total salaries and bonuses.

     Prior to July 1, 2002, the Company maintained an Employee Stock Ownership Plan ("ESOP"). Under the ESOP, the Company allocated shares of Company stock to ESOP participants based on interest and principal payments made by the ESOP on a loan from the Company. During 2001, the Company fully allocated the remaining shares of common stock held by the ESOP. Effective July 1, 2002, the ESOP plan was restated to include a cash or deferred arrangement. The new Employee Savings and Stock Ownership Plan, or "KSOP," allows employees to contribute a portion of their salary on a pretax basis with the Company making matching contributions. The KSOP also allows the Company to make discretionary contributions. Refer to Note 12 - "Employee Benefit Plans" of the Notes to the Consolidated Financial Statements for a further discussion of the KSOP. Total expenses related to the ESOP during 2001 totaled $325,000 and was based on the value of common shares allocated during the year. Total expense under the KSOP for 2002 totaled $207,000 which equaled the total cash contributions made by the Company to the plan.

     Incentive plan expense decreased by $29,000, from $35,000 in 2001 to $7,000 in 2002 due to a reduction in total shares earned by participants in 2002. The final vesting year for the majority of participants in the incentive plan ended in February 2001.

     Legal and professional expenses increased $32,000, from $212,000 in 2001 to $244,000 in 2002, mainly due to costs associated with restating the KSOP retirement plan. Marketing expense totaled $224,000 in 2002 compared to $188,000 in 2001, increasing by $36,000 due to greater television advertising and increased spending for promotional giveaway items.

     Other expenses totaled $517,000 for 2002, an increase of $114,000 from $403,000 recorded for 2001. Expenses included in this category that were higher in 2002 included checking account losses, debit card expenses, and service charges related to check clearing activities. Checking account losses were $51,000 higher in 2002 compared to 2001 mainly due to two larger losses being recorded. Debit card expenses were $41,000 higher in 2002. The Company implemented the debit card program in late 2001. Service charges and fees related to check clearing activities increased $26,000 in 2002 due mainly to a reduction in interest earned on compensating balances, which is used to offset service charges.

     Equipment expenses declined from $603,000 in 2001 to $511,000 in 2002, a decrease of $92,000, due primarily to lower depreciation expense.
Depreciation expense was lower in 2002 due mainly to the Company's primary processing software becoming fully depreciated in 2001. This software is an in-house system purchased by the Company in 1998.

Income Tax Expense

     Total income tax expense was $1,189,000 in 2002, compared to $813,000 in 2001, an increase of $376,000, or 46.2%. The increase is attributable to higher taxable income in 2002. The effective tax rates for the years ended December 31, 2002 and 2001 were 38.4% and 40.4%, respectively.

Financial Condition

     Total consolidated assets of the Company decreased from $168.35 million as of December 31, 2001 to $167.25 million as of December 31, 2002, a decrease of $1.10 million. Assets declined primarily in loans, mortgage loans held for sale and held-to-maturity securities, offset by an increase in cash and cash equivalents.

     Total assets associated with banking services decreased $925,000, from $168.52 million at December 31, 2001 to $167.59 million at December 31, 2002, mainly due to a decline in net loans, offset by an increase in cash and cash equivalents. Net loans, including mortgage loans held for sale, decreased $21.42 million, or 14.7% from $145.41 million at December 31, 2001 to $123.99 million at December 31, 2002. Cash and cash equivalents related to banking services increased by $21.16 million from $11.17 million at December 31, 2001 to $32.33 million at December 31, 2002. Investment securities decreased by $793,000, from $2.06 million at December 31, 2001 to $1.26 million at December 31, 2002. Total deposits related to banking services increased $4.04 million in 2002, from $127.80 million at December 31, 2001 to $131.84 million at December 31, 2002. Total Federal Home Loan Bank advances decreased $5.50 million in 2002 from $20.5 million at December 31, 2001 to $15.00 million at December 31, 2002.

     Total assets related to insurance/ brokerage services increased from $968,000 at December 31, 2001 to $1.27 million at December 31, 2002, primarily cash and cash equivalents and premiums receivable. Total liabilities related to insurance/brokerage services increased $118,000 from $86,000 at December 31, 2001 to $204,000 at December 31, 2002, due mainly to premiums due insurance companies.

     Total consolidated cash and cash equivalents increased $21.16 million, or 189.4%, from $11.17 million at December 31, 2001 to $32.33 million at December 31, 2002, primarily the result of cash proceeds from mortgage loan sales, loan repayments, and an increase in deposits, offset by repayments of FHLB advances and treasury stock repurchases.

     Total held-to-maturity securities decreased $794,000, from $2.06 million at December 31, 2001 to $1.26 million at December 31, 2002. During 2002, the only securities held by the Company were mortgage-backed securities. In 2002, the Company received $790,000 in principal repayments on these securities, and recorded $4,000 in net premium amortization. At December 31, 2002, the mortgage-backed securities had an average yield of 6.79%. The final maturity for mortgage-backed securities totaling $739,000 is in 2029, while the remaining $523,000 mature in 2019.

     In July 2001, the Company started selling one-to-four-family fixed rate residential mortgage loans to Fannie Mae. The Company commenced this loan sales program in order to provide funding for additional loans and also to reduce interest rate risk due to the decline in home mortgage interest rates during 2001. The Company continued this program in 2002 as home mortgage rates continued to decline. During 2002, the majority of new 15-year and 30 year fixed rate home mortgage loans were designated as held for sale. In 2002, the Company sold $26.67 million in home mortgage loans to Fannie Mae, generating proceeds of $27.79 million and recording gains of $647,000. Mortgage loans held for sale, which includes loans committed to be sold and loans which the Company has designated as being held for sale, totaled $1.66 million and $2.34 million at December 31, 2002 and 2001, respectively. At December 31, 2002 and 2001, residential mortgage loans serviced for others totaled $30.68 million and $9.15 million, respectively.

     Total net loans decreased $20.72 million, or 14.5%, from $143.06 million at December 31, 2001 to $122.34 million at December 31, 2002. The following schedule shows the balances by loan category at December 31 of each year, along with the change and percentage change:

                               Balance       Balance
                             December 31,  December 31,            Percentage
                                 2002          2001       Change     Change
-----------------------------------------------------------------------------
One-to-four-family
  mortgage loans              $  60,644    $  81,657     $(21,013)    (25.7)%
Multi-family mortgage loans      20,249       19,775          474       2.4
Commercial mortgage loans        16,092       16,591         (499)     (3.0)
Construction loans                2,077        3,907       (1,830)    (46.8)
-----------------------------------------------------------------------------
  Total real estate loans        99,062      121,930      (22,868)    (18.8)
Commercial loans                 10,063        9,553          510       5.3
Consumer loans                   14,399       12,620        1,779      14.1
-----------------------------------------------------------------------------
  Total loans                   123,524      144,103      (20,579)    (14.3)
Allowance for loan losses        (1,188)      (1,040)        (148)     14.2
-----------------------------------------------------------------------------
  Total loans, net            $ 122,336    $ 143,063     $(20,727)    (14.5)%
=============================================================================

     One-to-four-family mortgage loans, which are all loans held for investment, decreased $21.01 million from December 31, 2001 to December 31, 2002 due to principal repayments exceeding loan originations. The majority of new one-to-four-family residential mortgage loans in 2002 were originated for sale rather than for investment. Construction loans decreased $1.83 million due mainly to one large commercial project which was begun in 2001 and completed in 2002. The balance of this loan was $1.49 million at December 31, 2001. When this commercial project was completed in 2002, the balance of the loan, $1.67 million, was transferred to commercial mortgage loans. Commercial mortgage loans declined $499,000 from December 31, 2001 to December 31, 2002 mainly due to two larger payoffs totaling $2.09 million, offset by the $1.67 million construction loan which was transferred to commercial mortgage loans upon completion.

     Multi-family mortgage loans increased by $474,000 from December 31, 2001 to December 31, 2002, due mainly to several smaller new loans originated in 2002. Commercial loans grew by $510,000 from December 31, 2001 to December 31, 2002, due primarily to several smaller new loans to new and existing commercial customers. Total consumer loans grew by $1.78 million from December 31, 2001 to December 31, 2002, mainly due to new home equity loans, offset by a decline in fixed rate secured consumer loans. Total home equity loans increased from $2.03 million at December 31, 2001 to $4.47 million at December 31, 2002, an increase of $2.44 million. Fixed rate secured consumer loans declined $731,000 in 2002.

     The allowance for loan losses increased from $1,040,000 at December 31, 2001 to $1,188,000 at December 31, 2002 due to the total provision recorded of $170,000, offset by net charge-offs of $22,000. The allowance for loan losses is maintained to absorb loan losses based on management's continuing review and evaluation of the loan portfolio and its judgment as to the impact of economic conditions on the portfolio.

     The Company's methodology for assessing the appropriateness of the allowance for loan losses consists of two key elements: specific allowances for identified problem loans and a "formula" allowance.

     Specific allowances are established in cases where management has identified significant conditions or circumstances related to a credit that management believes indicate the probability that a loss has been incurred. The Company identifies loans which may require a specific allowance by reviewing all delinquent loans, significant credits, problem loans as identified by the Company's internal grading system, loans classified as substandard, doubtful, loss, or special mention by the Company's internal classification system, and other loans which management may have concerns about collectibility, such as loans in a particular industry. A significant credit for purposes of analyzing loans for a specific allowance is defined as loans in the aggregate to an individual borrower that exceed $500,000. For individually reviewed loans, a borrower's inability to service a credit according to the contractual terms based on the borrower's cash flow and/or a shortfall in collateral value would result in the recording of a specific allowance.

     The formula allowance is calculated by applying risk factors to outstanding loans and certain unused commitments, in each case based on the internal classification system of such loans, or commitments. For purposes of applying risk factors, the Company groups loans with similar characteristics, such as loan type, past due status or risk. Changes in risk classifications of both performing and non-performing loans affect the amount of the formula allowance. Risk factors are based on the Company's historical loss experience and industry averages and may be adjusted for significant factors that, in management's judgement, affect the collectibility of the portfolio as of the evaluation date. These significant factors may include changes in lending policies and procedures, changes in existing general economic and business conditions affecting the Company's key lending areas, credit quality trends, collateral value, loan volumes and concentrations, seasoning of the loan portfolio, specific industry conditions within portfolio segments, recent loss experience in particular segments of the portfolio, duration of the current business cycle and bank regulatory examination results.

     The following table sets forth the Company's allocation of the allowance for loan losses by loan category and as a percentage of the total balance for each specific loan category as of December 31, 2002 and 2001:

                                December 31, 2002         December 31, 2001
                              ---------------------     ---------------------
                              Balance    Percentage     Balance    Percentage
-----------------------------------------------------------------------------
One-to-four-family
  mortgage loans              $   124       0.20%       $   166       0.20%
Multi-family mortgage loans        42       0.21            163       0.82
Commercial mortgage loans         246       1.53            136       0.82
Construction loans                  4       0.19             32       0.82
-----------------------------------------------------------------------------
  Total real estate loans         416       0.42            497       0.41
Commercial loans                  450       4.47            221       2.31
Consumer loans                    322       2.24            322       2.55
-----------------------------------------------------------------------------
  Total allowance for loan
    losses                    $ 1,188       0.96%       $ 1,040       0.72%
=============================================================================

     The increased allocations for commercial mortgage loans and commercial loans, and the reduction in the allocation for multi-family loans from December 31, 2001 to December 31, 2002 are mostly attributable to changes in risk factors based on an analysis of the Company's historical loss experience and industry averages for losses. The increase in the allocation of the allowance for commercial loans was also partly due to growth in this category of loans in 2002.

     The following table sets forth the composition of the allowance for loan losses by each loan category as of December 31, 2002 and 2001:

                             As of December 31, 2002
                             -----------------------

                                             Formula     Specific      Total
----------------------------------------------------------------------------
One-to-four-family
  mortgage loans                           $   124       $   --      $   124
Multi-family mortgage loans                     42           --           42
Commercial mortgage loans                      246           --          246
Construction loans                               4           --            4
-----------------------------------------------------------------------------
  Total real estate loans                      416           --          416
Commercial loans                               450           --          450
Consumer loans                                 291           31          322
-----------------------------------------------------------------------------
  Total allowance for loan
    losses                                 $ 1,157       $   31      $ 1,188
=============================================================================

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
=============================================================================

     Total non-performing loans, which are loans past due 90 days or more and nonaccruing loans, were $184,000 as of December 31, 2002 compared to $387,000 as of December 31, 2001. The decrease in non-performing loans from 2001 to 2002 was primarily due to one residential home loan totaling $233,000 at December 31, 2001. This loan was 90 days past due at December 31, 2001, however, the borrower brought the loan current during 2002. The ratios of the Company's allowance for loan losses to total non-performing loans were 645.7% and 268.7% at December 31, 2002 and 2001, respectively.

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

     Total classified loans at December 31, 2002 and 2001 are summarized as follows:

December 31                                            2002             2001
----------------------------------------------------------------------------
Watch                                             $     807       $      787
Substandard                                             244               38
Doubtful                                                 38                9
----------------------------------------------------------------------------
  Total classified loans                          $   1,089       $      834
============================================================================
Non-performing                                    $     184       $      387
Potential problem loans                                 905              447
----------------------------------------------------------------------------
  Total classified loans                          $   1,089       $      834
============================================================================
Impaired loans                                    $      24       $       47
============================================================================

     There were no loans considered loss as of December 31, 2002 or December 31, 2001. Impaired loans include loans where, based on current information and events, it is probable that the Company will be unable to collect all amounts due according to the contractual terms of the loan agreement. If the present value of expected future cash flows, or in certain instances the observable market price of the loan or the fair value of the underlying collateral, is less than the recorded investment in the loan, then the Company recognizes an impairment by adjusting the allowance for loan losses with a corresponding charge to the provision for loan losses. The allowance for impaired loans included in the Company's allowance for loan losses was $24,000 and $9,000 at December 31, 2002 and 2001, respectively. All loans considered impaired at December 31, 2002 and 2001 were included in total classified loans.

     Total classified assets increased $255,000, or 30.6%, from $834,000 at December 31, 2001 to $1,089,000 at December 31, 2002. This increase was primarily due to a consumer loan to one borrower which was classified as watch during 2002. This loan totaled $319,000 at December 31, 2002 and is secured by a first mortgage on the borrower's primary residence. The customer is 60 days past due at December 31, 2002; however, the customer has presented a plan to bring the loan current by the end of the second quarter of 2003. The Company does not expect to incur a loss related to this loan because the appraised value is sufficient to support the loan balance.

     Also included in classified assets as of December 31, 2002 were loans to one borrower totaling $401,000, which were also included as classified assets as of December 31, 2001. These loans totaled $414,000 at December 31, 2001. At December 31, 2002, these loans included a commercial mortgage loan for $173,000 secured by the borrower's office and a $228,000 loan secured by the borrower's residence. The residential loan was 30 days delinquent at December 31, 2002. The Company does not expect to incur a loss related to these loans because the appraised values are sufficient to support the loan balances.

     Also included in classified assets at December 31, 2002 were one-to-four-family mortgage loans totaling $275,000 to four other borrowers and consumer loans to nine other borrowers totaling $94,000. The majority of these loans are substantially secured and the Company anticipates that the loans will be repaid satisfactorily either from repayment by the customer or from the sale of the underlying collateral.

     Total premises and equipment decreased $216,000 from $6.36 million at December 31, 2001 to $6.15 million at December 31, 2002, primarily due to depreciation expense exceeding asset acquisitions. Fixed asset purchases totaled $270,000 in 2002 and depreciation expense was $484,000. In 2002, fixed assets acquired included additional remodeling of the offices of the insurance agency, various computer hardware and software, including computers, printers, and database servers, two ATM machines, a shredder, the installation of new drive up tubes at one of the Bank's branches, a new flagpole and one new vehicle.

     Federal Home Loan Bank stock increased $61,000, or 5.2%, from $1.17 million at December 31, 2001 to $1.23 million at December 31, 2001, due to stock dividends earned.

     Interest receivable declined by $106,000 from $789,000 at December 31, 2001 to $683,000 at December 31, 2002. This decrease was mainly attributable to the general decline in interest rates during 2002. Mortgage servicing rights increased $141,000 in 2002 due to servicing rights capitalized of $208,000 less amortization recorded of $67,000. Other assets totaling $873,000 at December 31, 2002 were $60,000 higher than the $813,000 balance at December 31, 2001. This increase was primarily due to an $85,000 down payment made in December 2002 on a new item processing system which will be installed in early 2003.

     Total deposits increased by $3.75 million, from $127.54 million at December 31, 2001 to $131.29 million at December 31, 2002. The following table summarizes the balances of deposits at December 31, 2002 and 2001, the change in the balances and the percentage change:

                               Balance       Balance
                             December 31,  December 31,            Percentage
                                 2002          2001       Change     Change
-----------------------------------------------------------------------------
Noninterest bearing
 checking accounts            $  12,399    $  11,890     $    509       4.3%

Interest bearing:
 NOW accounts                    20,388       17,955        2,433      13.6
 IMMA accounts                   19,507       13,326        6,181      46.4
 Savings accounts                17,448       15,019        2,429      16.2
 Certificates of deposit         61,549       69,350       (7,801)    (11.2)
-----------------------------------------------------------------------------
  Total interest
   bearing deposits             118,892      115,650        3,242       2.8
-----------------------------------------------------------------------------
  Total deposits              $ 131,291    $ 127,540     $  3,751       2.9%
=============================================================================

     Growth in NOW and IMMA accounts occurred primarily in the Company's Club Fed deposit products, due mainly to customers transferring proceeds from maturing certificates of deposit into demand accounts. The Company's Club Fed products provide enhanced services to customers including a higher rate of interest for maintaining required minimum balances. Club Fed NOW accounts increased $1.49 million from December 31, 2001 to December 31, 2002 while Club Fed IMMA deposits increased $6.30 million. Regular NOW accounts also increased in 2002, by $788,000 from December 31, 2001 to December 31, 2002. Savings accounts increased $2.43 million from December 31, 2001 to December 31, 2002 also due to customers transferring maturing certificates of deposit.

     Because of the low interest rate environment experienced during 2002, customers transferred proceeds from maturing certificates into shorter-term certificates of deposit and demand deposits. Customers moved their deposits into short-term categories in anticipation that rates will begin to rise in the near future. Total certificates of deposit declined $7.80 million from December 31, 2001 to December 31, 2002, mainly certificates maturing in from one-year to four-years. The largest decline was in two-year certificates, which decreased $5.71 million, from $14.37 million at December 31, 2001 to $8.66 million at December 31, 2002. One-year certificates of deposit declined $2.11 million from $10.07 million at December 31, 2001 to $7.96 million at December 31, 2002. Eighteen-month certificates decreased $1.69 million, from $13.76 million at December 31, 2001 to $12.07 million at December 31, 2002. Total six month certificates of deposit increased $1.58 million from $17.08 million at December 31, 2001 to $18.66 million at December 31, 2002.

     FHLB advances decreased $5.5 million, from $20.50 million at December 31, 2001 to $15.0 million at December 31, 2002 due to maturing advances exceeding new borrowings during 2002. During 2002, new advances entered into by the Company totaled $2.00 million and advances totaling $7.50 million matured or were called. The following schedule presents FHLB advances at December 31, 2002, by maturity date:


    Date                  Fixed                          Next
     of        Interest     or        Maturity           Call
   Advance       Rate    Variable       Date             Date         Amount
-----------------------------------------------------------------------------
March     2002   3.06%    Fixed    March     2003     non callable   $  1,000
March     2002   3.58     Fixed    September 2003     non callable      1,000
October   1998   4.30     Fixed    October   2008    January   2003     5,000
January   2001   4.55     Fixed    January   2011    January   2003     5,000
September 2001   3.80     Fixed    September 2011    September 2004     3,000
                                                                     --------
                                                                     $ 15,000
                                                                     ========

     Proceeds from advances have provided liquidity for loans and treasury stock purchases. The Company reduced the level of FHLB advances during 2002 due to growth in deposits and proceeds from loan sales providing liquidity. The $10.00 million in advances callable in January 2003 are callable quarterly. These advances were not called in January 2003.

     Deferred compensation - directors decreased slightly from December 31, 2001 to December 31, 2002 due to payments to retired directors exceeding the sum of fees deferred and interest accrued on deferred balances. The Company deferred fees totaling $43,000, accrued interest to the plan of $30,000 and paid retired directors a total of $76,000 in 2002. Premiums due insurance companies increased $100,000 in 2002 due mainly to the timing of payments to insurance companies.

     Total stockholders' equity increased from $18.56 million at December 31, 2001 to $18.94 million at December 31, 2002, an increase of $379,000, or 2.0%. This increase resulted from net income of $1,904,000, plus incentive plan shares earned of $7,000 and stock options exercised totaling $42,000, less $368,000 in dividends declared and $1.21 million in treasury stock purchased.

     In October 2002, the Company announced a 5% common stock repurchase program which was equal to 41,150 shares. In January 2003, the Company completed a 5% stock repurchase program which was announced in December 2001. This program was for a total of 43,358 shares, which the Company repurchased at an average price of $24.96 per share. In February 2003, the Company announced an additional 5% stock repurchase program equal to 38,875 shares. As of February 28, 2003, the Company had repurchased a total of 38,746 shares related to the programs announced in October 2002 and February 2003, at an average price of $29.73 per share. As of February 28, 2003, there were 41,279 shares remaining to be repurchased under these programs. All repurchased shares will be held as treasury shares to be used for issuing stock under stock option agreements and for general corporate purposes.

Critical Accounting Policies

     The accounting and reporting policies of the Company are in accordance with accounting principles generally accepted in the United States and conform to general practices within the banking industry. The Company's significant accounting policies are described in detail in the notes to the Company's consolidated financial statements for the year ended December 31, 2002. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions. The financial position and results of operations can be affected by these estimates and assumptions and are integral to the understanding of reported results. Critical accounting policies are those policies that management believes are the most important to the portrayal of the Company's financial condition and results, and they require management to make estimates that are difficult, subjective, or complex.

     Allowance for Loan Losses - The allowance for loan losses provides coverage for probable losses inherent in the Company's loan portfolio. Management evaluates the adequacy of the allowance for credit losses each quarter based on changes, if any, in underwriting activities, the loan portfolio composition (including product mix and geographic, industry or customer-specific concentrations), trends in loan performance, regulatory guidance and economic factors. This evaluation is inherently subjective, as it requires the use of significant management estimates. Many factors can affect management's estimates of specific and expected losses, including volatility of default probabilities, rating migrations, loss severity and economic and political conditions. The allowance is increased through provisions charged to operating earnings and reduced by net charge-offs.

     The Company determines the amount of the allowance based on relative risk characteristics of the loan portfolio. The allowance recorded for commercial loans is based on reviews of individual credit relationships and an analysis of the migration of commercial loans and actual loss experience. The allowance recorded for homogeneous consumer loans is based on an analysis of loan mix, risk characteristics of the portfolio, fraud loss and bankruptcy experiences, and historical losses, adjusted for current trends, for each homogeneous category or group of loans. The allowance for credit losses relating to impaired loans is based on the loan's observable market price, the collateral for certain collateral-dependent loans, or the discounted cash flows using the loan's effective interest rate.

     Regardless of the extent of the Company's analysis of customer performance, portfolio trends or risk management processes, certain inherent but undetected losses are probable within the loan portfolio. This is due to several factors including inherent delays in obtaining information regarding a customer's financial condition or changes in their unique business conditions, the judgmental nature of individual loan evaluations, collateral assessments and the interpretation of economic trends. Volatility of economic or customer-specific conditions affecting the identification and estimation of losses for larger non-homogeneous credits and the sensitivity of assumptions utilized to establish allowances for homogenous groups of loans are among other factors. The Company estimates a range of inherent losses related to the existence of these exposures. The estimates are based upon the Company's evaluation of imprecision risk associated with the commercial and consumer allowance levels and the estimated impact of the current economic environment.

     Mortgage Servicing Rights - Mortgage servicing rights ("MSRs") associated with loans originated and sold, where servicing is retained, are capitalized and included in the consolidated balance sheet. The value of the capitalized servicing rights represents the present value of the future servicing fees arising from the right to service loans in the portfolio. Critical accounting policies for MSRs relate to the initial valuation and subsequent impairment tests. The methodology used to determine the valuation of MSRs requires the development and use of a number of estimates, including anticipated principal amortization and prepayments of that principal balance. Events that may significantly affect the estimates used are changes in interest rates, mortgage loan prepayment speeds and the payment performance of the underlying loans. The carrying value of the MSRs is periodically reviewed for impairment based on a determination of fair value. For purposes of measuring impairment, the servicing rights are compared to a valuation prepared based on a discounted cash flow methodology, utilizing current prepayment speeds and discount rates. Impairment, if any, is recognized through a valuation allowance and is recorded as amortization of intangible assets.

     Postretirement Benefit Obligation - Management obtains an independent actuarial calculation to estimate the postretirement benefit obligation. The calculation is largely dependent on estimates relating to future health care cost trends and the number of employees that will retire and be eligible for benefits under the plan.

Liquidity and Capital Resources of the Company and Bank

     The Bank's primary sources of funds are deposits, principal and interest payments on loans, proceeds from sales of mortgage loans held for sale and proceeds from FHLB advances. While maturities and scheduled amortization of loans are predictable sources of funds, deposit flows and mortgage prepayments are greatly influenced by general interest rates, economic conditions, and competition. The Office of Thrift Supervision ("OTS") is the Bank's primary regulator. OTS regulations require the Bank to maintain sufficient liquidity to ensure its safe and sound operation. The Bank's liquidity ratios were 24.24% and 9.36% at December 31, 2002 and 2001, respectively. The primary source of funding for the Company is dividend payments from the Bank, principal and interest payments on loans purchased from the Bank and, to a lesser extent, earnings on investments and deposits held by the Company. Dividend payments by the Bank have primarily been used to fund stock repurchase programs. The OTS limits all capital distributions by the Bank directly or indirectly to the Company, including dividend payments. As the subsidiary of a savings and loan holding company, the Bank must file a notice, which is subject to disapproval, with the OTS prior to each proposed capital distribution. However, if the total amount of all capital distributions (including each proposed capital distribution) for the applicable calendar year exceeds net income to date for that year plus the retained net income (i.e. net income after deducting prior capital distributions) for the preceding two years, or if the amount of the proposed capital distribution would cause the Bank to fail to remain "adequately capitalized" under applicable laws and regulations, then the Bank must file an application to receive the approval of the OTS for the proposed capital distribution. As of December 31, 2002, the Bank could pay a total of $619,000 in dividends to the Company without prior application to and approval from the OTS. The Company is not required to maintain a minimum level of regulatory liquidity.

     The primary investment activity of the Bank is the origination of mortgage loans and commercial and consumer loans, and to a lesser extent the purchase of mortgage-backed securities. Asset acquisitions during the year ended December 31, 2002 were primarily funded by deposits and proceeds from sales of mortgage loans held for sale. Asset acquisitions during the year ended December 31, 2001 were primarily funded by deposits, FHLB advances and proceeds from sales of mortgage loans held for sale. The primary investment activity of the Company is the investment in the Bank's stock and purchases of loans from the Bank.

     A review of the Consolidated Statement of Cash Flows included in the accompanying financial statements shows that the Company's cash and cash equivalents ("cash") increased $21.17 million and $523,000 for the years ended December 31, 2002 and December 31, 2001, respectively. Cash increased in 2002 due to net cash provided by operating activities of $3.39 million and net cash provided by investing activities of $21.12 million, offset by net cash used by financing activities of $3.34 million. Cash provided by operating activities included net income of $1,904,000, plus non cash adjustments to net income including proceeds from sales of loans totaling $27.79 million, depreciation expense of $484,000, the provision for loan losses of $170,000, and an increase in other liabilities of $331,000, less loans originated for sale of $26.67 million and net gains on sales of loans of $647,000. Net cash provided by investing activities included $20.60 million net collections of loans. Net cash used by financing activities included a $7.80 million decrease in certificates of deposits, $7.50 million in repayment of FHLB advances, $1.21 million in treasury stock repurchased and $373,000 in dividends paid, offset by an $11.55 million increase in demand deposits, money market, NOW, and savings accounts and $2.00 million generated from FHLB advances.

     Cash increased in 2001 due to net cash provided by operating activities of $117,000 and net cash provided by financing activities of $7.13 million, offset by net cash used by investing activities of $6.73 million. Cash provided by operating activities included net income of $1,201,000, plus non cash adjustments to net income including proceeds from sales of loans totaling $5.48 million, the provision for loan losses of $162,000, depreciation expense of $592,000 and ESOP expense of $325,000, less loans originated for sale of $7.69 million. Net cash provided by financing activities included a $5.85 million increase in demand deposits, money market, NOW, and savings accounts and $13.50 million generated from FHLB advances, offset by a $2.00 million decline in certificates of deposit, $7.00 million in FHLB advances that matured in 2001, $421,000 in cash dividends paid, and the purchase of treasury stock totaling $2.82 million. Cash used by investing activities included $10.46 million in net originations of loans, $211,000 purchase of FHLB stock and $152,000 in purchases of premises and equipment, offset by proceeds from maturing available-for-sale securities of $3.00 million, proceeds from maturities of held-to-maturity securities of $425,000 and principal repayments of mortgage-backed securities totaling $672,000.

     At December 31, 2002, the Bank exceeded all of its regulatory capital requirements with tangible capital and tier 1 capital both at $11.12 million or 7.0% of adjusted total assets and risk-based capital at $12.29 million or 13.0% of total risk-weighted assets. The required ratios are 1.5% for tangible capital to adjusted total assets, 4.0% for tier 1 capital to average assets and 8.0% for risk-based capital to risk-weighted assets. See Note 10 -- "Regulatory Matters" in the accompanying Notes to Consolidated Financial Statements for the Bank's capital calculations as of December 31, 2002 and 2001.

     The Bank's most liquid assets are cash and cash equivalents. The level of cash and cash equivalents is dependent on the Bank's operating, financing, lending and investing activities during any given period. At December 31, 2002, cash and cash equivalents totaled $32.33 million. The Company's and Bank's future short-term requirements for cash are not expected to significantly change. However, in the event that the Bank should require funds beyond its ability to generate them internally, additional sources of funds are available, such as FHLB advances. With no parent company debt and sound capital levels, the Company has several options for longer-term cash needs, such as for future expansion and acquisitions. These options include issuing debt securities, raising equity capital if market conditions are favorable and issuing trust preferred securities.

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

     The Company's interest rate risk strategy primarily consists of: (i) emphasizing the attraction and retention of core deposits, which tend to be a more stable source of funding; (ii) emphasizing the origination of short-term multi-family residential loans, commercial mortgage loans, and commercial loans, the origination of which is largely dependent on the market demand for such loans; (iii) when market conditions are favorable and in consideration of the regulatory requirements relating to required levels of residential loans which must be maintained by the Bank, selling fixed-rate one-to-four-family mortgage loans; (iv) investing primarily in mortgage-backed securities; and (v) using FHLB advances as a funding source when rates on FHLB advances compare favorably to local competitive deposit rates. As a traditional thrift lender, the Company has a significant amount of its earning assets invested in fixed-rate mortgages with contractual maturities greater than one year. At December 31, 2002, an aggregate of $63.76 million, or 38.1% of total assets, were invested in such assets.

     The following table sets forth the amounts of interest-earning assets a and interest-bearing liabilities outstanding at December 31, 2002 which mature or reprice in the periods shown. Except as stated in the table, the amount of assets and liabilities shown which reprice or mature during a particular period were determined in accordance with the earlier of term to repricing or the contractual maturity.


 Interest Rate Sensitivity (in thousands)
 At December 31, 2002
                                                           Over One      Over Three     Over Six
                                                            Month          Months        Months
                                              Within       Through        Through        Through
                                               One          Three           Six          Twelve      Over One
                                              Month         Months         Months        Months        Year         Total
                                            --------------------------------------------------------------------------------
Interest-earning assets:
  Interest-bearing demand deposits          $  27,344     $     --        $     --     $     --     $      --      $  27,344
  Investment securities, net (1)                    9           18              26           53         1,156          1,262
  Loans, net (2)                                8,085        2,535           4,368        5,615       103,391        123,994
                                            --------------------------------------------------------------------------------
    Total interest-earning assets           $  35,438     $  2,553        $  4,394     $  5,668     $ 104,547      $ 152,600
                                            ================================================================================
Interest-bearing liabilities:
  NOW, savings and money
    market deposits                         $  57,343     $     --        $     --     $     --     $      --      $  57,343
  Certificates of deposit                       6,223        8,894          12,799       14,608        19,025         61,549
                                            --------------------------------------------------------------------------------
    Total interest-bearing deposits            63,566        8,894          12,799       14,608        19,025        118,892
  FHLB advances and other
    interest-bearing liabilities (3)               --        1,000              --        1,000        13,645         15,645
                                            --------------------------------------------------------------------------------
    Total interest-bearing liabilities         63,566        9,894          12,799       15,608        32,670        134,537
                                            --------------------------------------------------------------------------------
Excess (deficiency) of interest-earning
  assets over interest-bearing liabilities  $ (28,128)    $ (7,341)       $ (8,405)    $ (9,940)    $  71,877      $  18,063
                                            ================================================================================
Cumulative excess (deficiency) of
  interest-earning assets over interest-
  bearing liabilities                       $ (28,128)    $(35,469)       $(43,874)    $(53,814)    $  18,063      $  18,063
                                            ================================================================================
Cumulative interest-earning assets
 divided by interest-bearing liabilities          .56          .52             .49          .47          1.13           1.13
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

     The Company tends to be liability sensitive due to the levels of short-term NOW, savings and insured money market deposits maintained. However, the effect of rate increases on these deposits, which are mainly core retail deposits, tends to lag behind the change in market rates. This lag generally lessens the negative impact on net interest income during a period of rising interest rates. Based on the information provided in the table, assuming no management intervention, the effect of an increase in interest rates of 100 basis points would reduce annualized net interest income by approximately $281,000 in the one month category or approximately $355,000 in the three month category. A decrease in interest rates would have the opposite effect.

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








                      Independent Accountants' Report



Board of Directors and Stockholders
Great American Bancorp, Inc.
Champaign, Illinois


We have audited the accompanying consolidated balance sheets of Great American Bancorp, Inc. as of December 31, 2002 and 2001, and the related consolidated statements of income, stockholders' equity, and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Great American Bancorp, Inc. as of December 31, 2002 and 2001, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.


BKD, LLP

/s/ BKD, LLP

Decatur, Illinois
February 10, 2003



GREAT AMERICAN BANCORP, INC. AND SUBSIDIARY
Consolidated Balance Sheets
December 31, 2002 and 2001
(in thousands, except share data)


                                                                2002             2001
                                                           --------------------------
Assets

  Cash and due from banks                                  $   4,990       $    4,832
  Interest-bearing demand deposits                            27,344            6,334
                                                           --------------------------
          Cash and cash equivalents                           32,334           11,166

  Held-to-maturity securities (fair value of
    $1,329 and $2,090 at December 31, 2002 and
    2001, respectively)                                        1,262            2,056
  Mortgage loans held for sale                                 1,658            2,343
  Loans, net of allowance for loan losses of
    $1,188 and $1,040 at December 31,
    2002 and 2001, respectively                              122,336          143,063
  Premises and equipment                                       6,146            6,362
  Federal Home Loan Bank stock                                 1,227            1,166
  Interest receivable                                            683              789
  Cash value of life insurance                                   268              251
  Insurance premiums receivable                                  225              204
  Deferred income taxes                                           46               81
  Mortgage servicing rights                                      192               51
  Other                                                          873              813
                                                           --------------------------
          Total assets                                     $ 167,250       $  168,345
                                                           ==========================

Liabilities and Stockholders' Equity

  Liabilities
    Deposits
      Noninterest-bearing deposits                         $  12,399       $   11,890
      Interest-bearing deposits
        Savings, NOW and money market                         57,343           46,300
        Time                                                  61,549           69,350
                                                           --------------------------
          Total deposits                                     131,291          127,540

    Federal Home Loan Bank advances                           15,000           20,500
    Deferred compensation - directors                            645              648
    Advances from borrowers for taxes and insurance              265              319
    Accrued postretirement benefit obligation                    255              211
    Accrued real estate taxes                                    138              136
    Premiums due insurance companies                             201              101
    Dividend payable                                              90               95
    Income taxes payable                                          55               23
    Interest payable                                              62               91
    Other                                                        310              122
                                                           --------------------------
          Total liabilities                                  148,312          149,786
                                                           --------------------------

Commitments and Contingent Liabilities





See Notes to Consolidated Financial Statements.

                                                                2002             2001
                                                           --------------------------

  Stockholders' Equity
    Preferred stock, $0.01 par value
      Authorized and unissued - 1,000,000 shares           $      --       $       --
    Common stock, $0.01 par value
      Authorized - 7,000,000 shares
      Issued - 2,052,750 shares
      Outstanding: 2002 - 818,490 shares,
        2001 - 867,167 shares                                     21               21
    Additional paid-in capital                                20,166           20,165
    Retained earnings                                         19,374           17,838
                                                           --------------------------
                                                              39,561           38,024

    Treasury stock, at cost
      Common: 2002 - 1,234,260 shares,
        2001 - 1,185,583 shares                              (20,557)         (19,393)
    Unearned incentive plan shares:
      2002 - 4,589, 2001 - 5,010 shares                          (66)             (72)
                                                           --------------------------
          Total stockholders' equity                          18,938           18,559
                                                           --------------------------
          Total liabilities and
            stockholders' equity                           $ 167,250       $  168,345
                                                           ==========================







See Notes to Consolidated Financial Statements.

GREAT AMERICAN BANCORP, INC. AND SUBSIDIARY
Consolidated Statements of Income
Years Ended December 31, 2002 and 2001
(in thousands, except share data)


                                                                2002             2001
                                                          ---------------------------
Interest Income
  Loans                                                    $  10,215         $ 11,138
  Available-for-sale securities                                   --              120
  Held-to-maturity securities                                    108              163
  Deposits with banks and other                                  280              286
                                                           --------------------------
        Total interest income                                 10,603           11,707
                                                           --------------------------
Interest Expense
  Deposits                                                     3,403            4,895
  Federal Home Loan Bank advances                                811              929
  Other                                                           30               34
                                                           --------------------------
        Total interest expense                                 4,244            5,858
                                                           --------------------------
Net Interest Income                                            6,359            5,849

Provision for Loan Losses                                        170              162
                                                           --------------------------
Net Interest Income After Provision for Loan Losses            6,189            5,687
                                                           --------------------------
Noninterest Income
  Insurance sales commissions                                  1,428            1,111
  Brokerage commissions                                           99              122
  Customer service fees                                          598              573
  Other service charges and fees                                 212              164
  Net gains on loan sales                                        647              127
  Loan servicing fees                                            (13)              13
  Other                                                            8               12
                                                           --------------------------
         Total noninterest income                              2,979            2,122
                                                           --------------------------






See Notes to Consolidated Financial Statements.

                                                                2002             2001
                                                           --------------------------
Noninterest Expense
  Salaries and employee benefits                           $   3,448         $  3,248
  Net occupancy expense                                          570              588
  Equipment expense                                              511              603
  Data processing fees                                            72               76
  Deposit insurance premium                                       22               23
  Printing and office supplies                                   283              299
  Legal and professional fees                                    244              212
  Directors and committee fees                                   119              100
  Insurance expense                                               65               55
  Marketing and advertising expense                              224              188
  Other                                                          517              403
                                                           --------------------------
          Total noninterest expenses                           6,075            5,795
                                                           --------------------------
Income Before Income Taxes                                     3,093            2,014

Provision for Income Taxes                                     1,189              813
                                                           --------------------------
Net Income                                                 $   1,904         $  1,201
                                                           --------------------------
Other Comprehensive Income
  Unrealized depreciation on available-for-
    sale securities, net of income tax credit
    of $4 for 2001                                                --               (5)
                                                          ---------------------------
Comprehensive Income                                       $   1,904         $  1,196
                                                          ===========================
Basic Earnings per Share                                   $    2.28         $   1.29
                                                           ==========================
Diluted Earnings per Share                                 $    2.09         $   1.25
                                                           ==========================



See Notes to Consolidated Financial Statements.


GREAT AMERICAN BANCORP, INC. AND SUBSIDIARY
Consolidated Statements of Stockholders' Equity
Years Ended December 31, 2002 and 2001
(in thousands, except share data)

                                                                                                   Unallocated
                                                                           Accumulated               Employee    Unearned
                                                    Additional                Other                Stock Owner-  Incentive
                                            Common    Paid-in   Retained  Comprehensive  Treasury    ship Plan     Plan
                                             Stock    Capital   Earnings  Income (Loss)   Stock       Shares      Shares     Total
                                            --------------------------------------------------------------------------------------
Balance, January 1, 2001                    $   21   $ 20,036   $ 17,043    $      5  $ (16,570)   $     (197)  $  (106)  $ 20,232
  Net income                                    --         --      1,201          --         --            --        --      1,201
  Dividends on common stock,
    $0.44 per share                             --         --       (406)         --         --            --        --       (406)
  Purchase of treasury stock,
    (171,333 shares)                            --         --         --          --     (2,823)           --        --     (2,823)
  Change in unrealized depreciation
    on available-for-sale securities
    net of income tax credit of $4              --         --         --          (5)        --            --        --         (5)
  Employee stock ownership plan
    shares allocated (19,748 shares)            --        128         --          --         --           197        --        325
  Incentive plan shares
    earned (2,367 shares)                       --          1         --          --         --            --        34         35
                                            --------------------------------------------------------------------------------------
Balance, December 31, 2001                  $   21   $ 20,165   $ 17,838    $     --  $ (19,393)   $       --  $    (72)  $ 18,559
  Net income                                    --         --      1,904          --         --            --        --      1,904
  Dividends on common stock
    $.44 per share                              --         --       (368)         --         --            --        --       (368)
  Purchase of treasury stock,
    (51,677 shares)                             --         --         --          --     (1,206)           --        --     (1,206)
  Stock options exercised,
    (3,000 shares)                              --         --         --          --         42            --        --         42
  Incentive plan shares
   earned (421 shares)                          --          1         --          --         --            --         6          7
                                            --------------------------------------------------------------------------------------
Balance, December 31, 2002                  $   21   $ 20,166   $ 19,374    $     --  $ (20,557)   $       --   $   (66)  $ 18,938
                                            ======================================================================================

See Notes to Consolidated Financial Statements

GREAT AMERICAN BANCORP, INC. AND SUBSIDIARY
Consolidated Statements of Cash Flows
Years Ended December 31, 2002 and 2001
(in thousands)
                                                                2002              2001
                                                            --------------------------
Operating Activities
Net income                                                  $  1,904          $  1,201
Items not requiring (providing) cash
  Depreciation expense                                           484               592
  Provision for loan losses                                      170               162
  Amortization of premiums and discounts on securities             4                --
  Amortization of loan-servicing rights                           67                 5
  Amortization of deferred loan fees                             (39)              (34)
  Deferred income taxes                                           35                48
  Federal Home Loan Bank stock dividends                         (61)              (65)
  Employees stock ownership plan compensation expense             --               325
  Incentive plan expense                                           7                35
  Net gains on loan sales                                       (647)             (127)
  Loans originated for sale                                  (26,665)           (7,692)
  Proceeds from loan sales                                    27,789             5,476
  Net gain on sales of premises and equipment                     (2)               --
  Changes in
    Interest receivable                                          106                80
    Income taxes receivable                                       --               116
    Prepaid expenses and other assets                            (98)              (29)
    Interest payable                                             (29)               11
    Other liabilities                                            331               (10)
    Income taxes payable                                          32                23
                                                            --------------------------
      Net cash provided by operating activities                3,388               117
                                                            --------------------------
Investing Activities
  Proceeds from maturities of
    available-for-sale securities                                 --             3,000
  Proceeds from maturities of
    held-to-maturity securities                                   --               425
  Proceeds from paydowns of mortgage backed securities           790               672
  Net (originations) collections of loans                     20,596           (10,460)
  Purchase of premises and equipment                            (270)             (152)
  Proceeds from sales of premises and equipment                    4                --
  Purchase of Federal Home Loan Bank stock                        --              (211)
                                                            --------------------------
      Net cash provided by (used in) investing activities     21,120            (6,726)
                                                            --------------------------
Financing Activities
  Net increase in demand deposits, money market,
    NOW and savings accounts                                  11,552             5,853
  Net decrease in certificates of deposit                     (7,801)           (1,998)
  Proceeds from Federal Home Loan Bank advances                2,000            13,500
  Repayment of Federal Home Loan Bank advances                (7,500)           (7,000)
  Proceeds from stock options exercised                           42                --
  Purchase of treasury stock                                  (1,206)           (2,823)
  Dividends paid                                                (373)             (421)
  Net increase (decrease) in advances from borrowers
    for taxes and insurance                                      (54)               21
                                                            --------------------------
      Net cash provided by (used in) financing activities     (3,340)            7,132
                                                            --------------------------
Increase in Cash and Cash Equivalents                         21,168               523

Cash and Cash Equivalents, Beginning of Year                  11,166            10,643
                                                            --------------------------
Cash and Cash Equivalents, End of Year                      $ 32,334          $ 11,166
                                                            ==========================
Supplemental Cash Flows Information
  Interest paid                                             $  4,273          $  5,847
  Income taxes paid (net of refunds)                           1,122               626

See Notes to Consolidated Financial Statements.


GREAT AMERICAN BANCORP, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
December 31, 2002 and 2001
(Table dollar amounts in thousands, except share data)

Note 1:  Nature of Operations and Summary of Significant Accounting Policies

Nature of Operations

     Great American Bancorp, Inc. ("Company") is a savings and loan holding company whose principal activity is the ownership and management of First Federal Savings Bank of Champaign-Urbana ("Bank"). The Bank operates under a federal savings charter and provides full banking and mortgage services to individual and corporate customers in Champaign County, Illinois and surrounding counties. The Company and Bank are subject to competition from other financial institutions. The Company and Bank are subject to the regulation of certain federal agencies and undergo periodic examinations by those regulatory authorities.

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

     Material estimates that are particularly susceptible to significant change relate to the determination of the allowance for loan losses, mortgage servicing rights, and postretirement benefit obligation. In connection with the determination of the allowance for loan losses, management obtains independent appraisals for significant properties. Management estimates mortgage servicing rights taking into consideration changes in interest rates, current prepayment rates and expected future cash flows. Management obtains an actuarial calculation to estimate the postretirement benefit obligation.




Cash Equivalents

     The Company considers all liquid investments with original maturities of three months or less to be cash equivalents. At December 31, 2002 and 2001, cash equivalents consisted of interest-bearing demand deposits held primarily at the Federal Home Loan Bank and in a money market fund.

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

Mortgage Loans Held for Sale

     Mortgage loans originated and intended for sale in the secondary market are carried at the lower of cost or fair value in the aggregate. Net unrealized losses, if any, are recognized through a valuation allowance by charges to income.

Loans

     Loans that management has the intent and ability to hold for the foreseeable future or until maturity or payoffs are reported at their outstanding principal balances adjusted for any charge-offs, the allowance for loan losses, and any deferred fees or costs on originated loans.
Interest income is reported on the interest method and includes amortization of net deferred loan fees and costs over the loan term. Generally, loans are placed on non-accrual status at ninety days past due and interest is considered a loss, unless the loan is well secured and in the process of collection.

Allowance for Loan Losses

     The allowance for loan losses is established as losses are estimated to have occurred through a provision for loan losses charged to income. Loan losses are charged against the allowance when management believes the uncollectibility of a loan balance is confirmed. Subsequent recoveries, if any, are credited to the allowance.

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

     A loan is considered impaired when, based on current information and events, it is probable that the Company will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement. Factors considered by management in determining impairment include payment status, collateral value and the probability of collecting scheduled principal and interest payments when due. Loans that experience insignificant payment delays and payment shortfalls generally are not classified as impaired. Management determines the significance of payment delays and payment shortfalls on a case-by-case basis, taking into consideration all of the circumstances surrounding the loan and the borrower, including the length of the delay, the reasons for the delay, the borrower's prior payment record and the amount of the shortfall in relation to the principal and interest owed. Impairment is measured on a loan-by-loan basis for commercial and construction loans by either the present value of expected future cash flows discounted at the loan's effective interest rate, the loan's obtainable market price or the fair value of the collateral if the loan is collateral dependent.

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

Federal Home Loan Bank Stock

     Federal Home Loan Bank stock is stated at cost and is a required investment for institutions that are members of the Federal Home Loan Bank system. The required investment in the common stock is based on a predetermined formula.

Mortgage-Servicing Rights

     Mortgage-servicing rights on originated loans that have been sold are capitalized by allocating the total cost of the mortgage loans between the mortgage-servicing rights and the loans based on their relative fair values. Capitalized servicing rights are amortized in proportion to and over the period of estimated servicing revenues. Impairment of mortgage-servicing rights is assessed based on the fair value of those rights. Fair values are estimated using discounted cash flows based on a current market interest rate. For purposes of measuring impairment, the rights are stratified based on the predominant risk characteristics of the underlying loans. The predominant characteristic currently used for stratification is type of loan. The amount of impairment recognized is the amount by which the capitalized mortgage-servicing rights for a stratum exceed their fair value.

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

Stock Options

     The Company has a stock-based employee compensation plan, which is described more fully in Note 12. The Company accounts for this plan under the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations. No stock-based employee compensation cost is reflected in net income, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the grant date. The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value provisions of FASB Statement No. 123, Accounting for Stock-Based Compensation, to stock-based employee compensation.

                                                     Year Ended December 31
                                                  --------------------------
                                                      2002              2001
                                                  --------------------------
Net income as reported                            $  1,904         $   1,201
Less: Total stock-based employee compensation
  cost determined under the fair value based
  method, net of income taxes                           (7)              (38)
                                                  --------------------------
    Pro forma net income                          $  1,897         $   1,163
                                                  ==========================

Earnings per share:
  Basic - as reported                             $   2.28         $    1.29
                                                  ==========================
  Basic - pro forma                               $   2.27         $    1.25
                                                  ==========================
  Diluted - as reported                           $   2.09         $    1.25
                                                  ==========================
  Diluted - pro forma                             $   2.08         $    1.21
                                                  ==========================

Postretirement Benefits

     The Company is recognizing the transition obligation using the straight-line method over the plan participants' remaining average future service period.



Income Taxes

     Deferred tax assets and liabilities are recognized for the tax effects of differences between the financial statement and tax bases of assets and liabilities. A valuation allowance is established to reduce deferred tax assets if it is more likely than not that a deferred tax asset will not be realized. The Company files consolidated income tax returns with its subsidiary.

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

     Employee stock ownership plan ("ESOP") shares are considered outstanding for earnings per share calculations as they are committed to be released; uncommitted shares are not considered outstanding.

Reclassifications

     Certain reclassifications have been made to the 2001 financial statements to conform to the 2002 financial statement presentation. These reclassifi-cations had no effect on net income.

Note 2:  Restriction on Cash and Due from Banks

     The Bank is required to maintain reserve funds in cash and/or on deposit with the Federal Reserve Bank. The reserve required at December 31, 2002 was $1,050,000.

Note 3:  Investments

Held-to-Maturity Securities

     The amortized cost and approximate fair values of securities classified as held-to-maturity are as follows:

                                                            December 31, 2002
                                           ---------------------------------------------------
                                                          Gross          Gross     Approximate
                                           Amortized    Unrealized     Unrealized      Fair
                                              Cost        Gains         (Losses)       Value
                                           ---------------------------------------------------
Mortgage-backed securities                 $   1,262     $     67      $      --      $  1,329
                                           ===================================================
                                                            December 31, 2001
                                           ---------------------------------------------------
                                                          Gross          Gross     Approximate
                                           Amortized    Unrealized     Unrealized      Fair
                                              Cost        Gains         (Losses)       Value
                                           ---------------------------------------------------
Mortgage-backed securities                 $   2,056     $     34      $      --      $  2,090
                                           ===================================================


     The Company did not hold any securities of a single issuer, payable from and secured by the same source of revenue or taxing authority, the book value of which exceeded 10% of stockholders' equity at December 31, 2002.

Note 4:  Loans and Allowance for Loan Losses

     Categories of loans at December 31, 2002 and 2001, include:

                                                      2002              2001
                                                  --------------------------
First mortgage loans (principally conventional)
  Principal balances
    Secured by one-to-four-family residences      $ 60,692         $  81,725
    Secured by other properties                     36,341            36,366
    Construction loans                               2,077             3,907
                                                  --------------------------
                                                    99,110           121,998
  Less
    Net deferred loan origination fees                 (48)              (68)
                                                  --------------------------
    Total first mortgage loans                      99,062           121,930
                                                  --------------------------
Commercial and consumer loans
  Principal balances
    Commercial                                      10,063             9,553
    Consumer                                        14,399            12,620
                                                  --------------------------
    Total commercial and consumer loans             24,462            22,173
                                                  --------------------------
    Total loans                                    123,524           144,103

Less allowance for loan losses                      (1,188)           (1,040)
                                                  --------------------------
       Net loans                                  $122,336         $ 143,063
                                                  ==========================

     Activity in the allowance for loan losses was as follows:

                                                      2002              2001
                                                  --------------------------
  Balance, beginning of year                      $  1,040         $     889
  Provision charged to expense                         170               162
  Losses charged off, net of recoveries
    of $12 for 2002 and $8 for 2001                    (22)              (11)
                                                  --------------------------
  Balance, end of year                            $  1,188         $   1,040
                                                   =========================

     Impaired loans totaled $24,000 and $47,000 at December 31, 2002 and 2001, respectively. An allowance for loan losses of $24,000 and $9,000 relates to impaired loans of $24,000 and $17,000, at December 31, 2002 and 2001, respectively. At December 31, 2001, impaired loans of $30,000 had no related allowance for loan losses.

     Interest of $3,000 and $7,000 was recognized on average impaired loans of $38,000 and $175,000, for 2002 and 2001, respectively. Interest of $3,000 and $7,000 was recognized on impaired loans on a cash basis during 2002 and 2001, respectively.

     At December 31, 2002 and 2001, accruing loans delinquent 90 days or more totaled $178,000 and $387,000, respectively. Non-accruing loans at December 31, 2002 totaled $6,000. There were no non-accruing loans at December 31, 2001.

Note 5:  Premises and Equipment

     Major classifications of premises and equipment, stated at cost, are as follows:

                                                      2002              2001
                                                  --------------------------
Land                                              $  1,545         $   1,545
Buildings and improvements                           5,319             5,252
Leasehold improvements                                 870               867
Equipment                                            3,004             2,825
                                                  --------------------------
                                                    10,738            10,489
Less accumulated depreciation                       (4,592)           (4,127)
                                                  --------------------------
    Net premises and equipment                    $  6,146         $   6,362
                                                  ==========================

Note 6:  Loan Servicing

     Mortgage loans serviced for others are not included in the accompanying consolidated balance sheets. The unpaid principal balances of mortgage loans serviced for others was $30,683,000 and $9,146,000 at December 31, 2002 and December 31, 2001, respectively.

     Custodial escrow balances maintained in connection with the foregoing loan servicing, and included in demand deposits, were approximately $340,000 and $33,000 at December 31, 2002 and 2001, respectively.

     The aggregate fair value of capitalized mortgage servicing rights at December 31, 2002 and 2001 totaled $192,000 and $51,000, respectively. Comparable market values and a valuation model that calculates the present value of future cash flows were used to estimate fair value. For purposes of measuring impairment, risk characteristics including product type, investor type, and interest rates, were used to stratify the originated mortgage servicing rights.

     Information on mortgage servicing rights is presented below:

                                                      2002              2001
                                                  --------------------------
Mortgage Servicing Rights
 Balance, beginning of year                       $     51         $       5
 Servicing rights capitalized                          208                51
 Amortization of servicing rights                      (67)               (5)
                                                  --------------------------
                                                       192                51
 Valuation allowance                                    --                --
                                                  --------------------------
 Balance, end of year                             $    192         $      51
                                                  ==========================
Note 7:  Deposits

     Deposits in denominations of $100,000 or more were $24,814,000 on December 31, 2002 and $20,364,000 on December 31, 2001.

     At December 31, 2002, the scheduled maturities of time deposits are as follows:

   2003                                                            $  42,524
   2004                                                               10,924
   2005                                                                4,499
   2006                                                                2,032
   2007                                                                  400
   Thereafter                                                          1,170
                                                                   ---------
                                                                   $  61,549
                                                                   =========
Note 8:  Federal Home Loan Bank Advances

     Federal Home Loan Bank advances at December 31, 2002 and 2001 were as follows:

                                                      2002              2001
                                                  --------------------------
Federal Home Loan Bank advances, variable
 and fixed rates, (3.06% to 4.55% at
 December 31, 2002) due at various dates
 through September 2011                           $ 15,000         $  20,500
                                                  ==========================

     Aggregate annual maturities of Federal Home Loan Bank advances at December 31, 2002, are:

2003                                                               $   2,000
2008                                                                   5,000
Thereafter                                                             8,000
                                                                   ---------
                                                                   $  15,000
                                                                   =========

     Federal Home Loan Bank advances are secured by mortgage loans totaling $61,872,000 at December 31, 2002. Advances are subject to restrictions or penalties in the event of prepayment. The Company has a $5,000,000 advance maturing in 2008 and an additional $5,000,000 advance maturing in 2011 that are callable on a quarterly basis. The rate on the $5,000,000 advance maturing in 2008 is 4.30% and the rate on the $5,000,000 advance maturing in 2011 is 4.55%. A $3,000,000 advance maturing in 2011 is also callable on a one-time basis in September 2004 and has a rate of 3.80%.


Note 9:  Income Taxes

     The provision for income taxes includes these components:

                                                      2002              2001
                                                  --------------------------
 Taxes currently payable
   Federal                                        $    947         $     630
   State                                               207               135
 Deferred income taxes
   Federal                                              28                39
   State                                                 7                 9
                                                  --------------------------
      Income tax expense                          $  1,189         $     813
                                                  ==========================

     A reconciliation of income tax expense at the statutory rate to the Company's actual income tax expense is shown below:

                                                      2002              2001
                                                  --------------------------
  Computed at the statutory rate (34%)            $  1,052         $     685
  Increase (decrease) resulting from
     State income taxes                                141                95
     Allocating ESOP shares                             --                31
     Other                                              (4)                2
                                                  --------------------------
      Actual tax expense                          $  1,189         $     813
                                                  ==========================

     The tax effects of temporary differences related to deferred taxes shown on the balance sheets were:

                                                      2002              2001
                                                  --------------------------
Deferred tax assets
 Allowance for loan losses                        $    449         $     381
 Deferred compensation                                 250               251
 Postretirement benefit obligation                      99                82
 Deferred loan fees                                     11                17
                                                   --------------------------
                                                       809               731
                                                   --------------------------
Deferred tax liabilities
 Federal Home Loan Bank stock                          (94)              (69)
 Depreciation                                         (557)             (538)
 Mortgage servicing rights                             (74)              (20)
 Other                                                 (38)              (23)
                                                  --------------------------
                                                      (763)             (650)
                                                  --------------------------
      Net deferred tax asset                      $     46         $      81
                                                  ==========================

      Retained earnings at December 31, 2002 and 2001 include approximately $4,300,000 for which no deferred income tax liability has been recognized. This amount represents an allocation of income to bad debt deductions as of December 31, 1987 for tax purposes only. Reduction of amounts so allocated for purposes other than tax bad debt losses or adjustments arising from carryback of net operating losses would create income for tax purposes only, which income would be subject to the then-current corporate income tax rate. The deferred income tax liability on the preceding amount that would have been recorded if they were expected to reverse into taxable income in the foreseeable future was approximately $1,669,000 at December 31, 2002 and 2001.

Note 10:  Regulatory Matters

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

     Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the table below) of total and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier I capital (as defined) to average assets (as defined). Management believes, as of December 31, 2002 and 2001, that the Bank meets all capital adequacy requirements to which it is subject.

     As of December 31, 2002, the most recent notification from the Office of Thrift Supervision categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Bank must maintain minimum total risk-based, Tier I risk-based and Tier I leverage ratios as set forth in the table. There are no conditions or events since that notification that management believes have changed the Bank's category.

     The Bank's actual capital amounts and ratios are also presented in the table.

                              ------------------------------------------------------------------
                                                                          To Be Well Capitalized
                                                For Capital Adequacy     Under Prompt Corrective
                                   Actual            Purposes               Action Provisions
                              ------------------------------------------------------------------
                               Amount   Ratio      Amount   Ratio             Amount   Ratio
                              ------------------------------------------------------------------
As of December 31, 2002
Total Capital
 (to Risk-Weighted Assets)   $ 12,292   13.0%      $ 7,550   8.0%            $ 9,438   10.0%

Tier 1 Capital
 (to Risk-Weighted Assets)     11,121   11.8         3,775   4.0               5,663    6.0

Tier 1 Capital
 (to Average Assets)           11,121    7.0         6,401   4.0               8,001    5.0

Tangible Capital
 (to Adjusted Total Assets)    11,121    7.0         2,400   1.5                        N/A


As of December 31, 2001
Total Capital
 (to Risk-Weighted Assets)   $ 10,825   10.9%      $ 7,934   8.0%            $ 9,918   10.0%

Tier 1 Capital
 (to Risk-Weighted Assets)      9,790    9.9         3,967   4.0               5,951    6.0

Tier 1 Capital
 (to Average Assets)            9,790    6.1         6,404   4.0               8,006    5.0

Tangible Capital
 (to Adjusted Total Assets)     9,790    6.1         2,401   1.5                        N/A



     The Bank is subject to certain restrictions on the amount of dividends that it may declare without prior regulatory approval. At December 31, 2002, there was $619,000 in retained earnings available for dividend declaration without prior regulatory approval.

Note 11:  Related Party Transactions

     At December 31, 2002 and 2001, the Company had loans outstanding to executive officers, directors and their affiliates (related parties) in the amount of $1,413,000 and $1,297,000, respectively.

     The aggregate amount of loans, as defined, to such related parties were as follows:

Balances, January 1, 2002                                          $   1,297
Change in composition of related parties                                  59
New loans, including renewals                                            662
Payments, etc.                                                          (605)
                                                                   ---------
 Balances, December 31, 2002                                       $   1,413
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

     Deposits from related parties held by the Company at December 31, 2002 and 2001 totaled $711,000 and $513,000, respectively.

Note 12:  Employee Benefit Plans

     Prior to July 1, 2002, the Company had an employee stock ownership plan ("ESOP") covering substantially all of its employees. The ESOP borrowed $1,642,000 from the Company and used those funds to acquire 164,220 shares of the Company's common stock at $10 per share. The ESOP covered employees who completed at least twelve consecutive months of service for the Bank during which the employee performed at least 1,000 hours of service. A participant was 100 percent vested after seven years of credited service.

     The ESOP shares were held in trust and allocated to ESOP participants based on the interest and principal payments made by the ESOP on the loan from the Company. The loan, which was repaid during 2001, was secured by shares purchased with the loan proceeds and was repaid by the ESOP with funds from the Company's discretionary contributions to the ESOP and earnings on ESOP assets. Dividends on unallocated ESOP shares were applied to reduce the loan. Principal payments occurred in even annual amounts over a seven year period.

     During the year ended December 31, 2002, there were no shares committed to be released into the ESOP. During the year ended December 31, 2001, 19,748 shares of stock with an average fair value of $16.46 were committed to be released, resulting in ESOP compensation expense of $325,000.

     The following table reflects the shares held by the plan as of and for the years ended December 31, 2002 and 2001:

                                                      2002              2001
                                                 ---------------------------
Shares earned by participants                           --           164,220
Shares distributed to participants                  (8,821)          (24,752)
Shares transferred to new plan                    (130,647)               --
                                                 ---------------------------
    Total ESOP shares                                   --           139,468
                                                 ===========================

     Effective July 1, 2002, the Board of Directors restated the plan to include a cash or deferred arrangement. The new Employee Savings and Stock Ownership Plan ("KSOP") covers substantially all Company employees. The plan contains 401(k) features that qualify the plan under Section 401(a) of the Internal Revenue Code and allows employees to contribute up to 15% of their salary on a pretax basis. The Company then makes a matching contribution of 100% on the first 3% of an employee's contribution and 50% on the next 2% of an employee's contribution. The Company will also contribute an amount equal to 3% of each eligible participant's salary, even if an employee elects not to defer any of their own salary into the plan ("safe harbor contribution"). The Company can also elect to contribute discretionary amounts at any time. Each participant may direct the investment of their own contributions to a variety of mutual funds offered and maintained by the trustee of the plan, including a stock fund of the Company (the "employer stock fund"). The Company matching contributions, safe harbor contributions, and any discretionary contributions are invested in the employer stock fund.

     At December 31, 2002, 139,023 shares of the Company's stock were owned by the plan. The cost of the plan is borne by the Company through contributions to the KSOP trust in amounts determined by the Board of Directors. The Company's expense for the plan was $207,000 for 2002.

     The Company also has a stock-based compensation program which provides for the granting of stock of the Company as stock awards and options to purchase stock of the Company (the "Incentive Plan").

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

     The following is a summary of the status of the stock awards and changes in the stock awards as of and for the years ended December 31, 2002 and 2001:

                                                      2002              2001
                                                  --------------------------
Stock Awards:                                       Shares            Shares
                                                  --------------------------
Outstanding, beginning of year                       2,289            15,139
Granted                                                 --             1,200
Distributed                                         (1,329)          (14,050)
                                                  --------------------------
Outstanding, end of year                               960             2,289
Shares available for future stock awards             3,829             3,829
                                                  --------------------------
    Total stock awards                               4,789             6,118
                                                  ==========================

     During the year ended December 31, 2002, 421 shares representing stock awards were earned by participants and resulted in compensation expense of $7,000. For the year ended December 31, 2001, 2,367 shares were earned and resulted in compensation expense of $35,000.

Note 13:  Stock Option Plan

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

     The following is a summary of the status of the Company's stock option plan and changes in that plan as of and for the years ended December 31, 2002 and 2001:

                                                           2002                    2001
                                                    --------------------------------------------
                                                               Weighted                Weighted
                                                                Average                 Average
                                                               Exercise                Exercise
Options:                                             Shares      Price        Shares     Price
                                                    --------------------------------------------
Outstanding, beginning of year                      182,901    $ 14.25       180,101    $ 14.22
Granted                                                  --         --         2,800      15.94
Exercised                                            (3,000)     14.00            --         --
Forfeited                                            (3,000)     14.00            --         --
                                                    -------                  -------
Outstanding, end of year                            176,901    $ 14.26       182,901    $ 14.25
                                                    =======                  =======
Options exercisable at
  year end                                          174,661                  176,745
Weighted-average fair value of
  options granted during the year                                   --                  $  3.46

     As of December 31, 2002, the 176,901 options outstanding have exercise prices ranging from $14.00 to $16.38 and a weighted-average remaining contractual life of 3.5 years.

     Although the Company has elected to follow APB No. 25, SFAS No. 123 requires pro forma disclosures of net income and earnings per share as if the Company had accounted for its stock options under that Statement (see Note
1). For options granted in 2001, the fair value of each option grant was estimated on the grant date using an option-pricing model with the following assumptions:

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

Note 14:  Postretirement Plan

     The Company sponsors a defined-benefit postretirement plan that covers both salaried and nonsalaried employees. The following table sets forth the plan's funded status, and amounts recognized in the consolidated financial statements as of December 31, 2002 and 2001:

                                                      2002              2001
                                                  --------------------------
Change in benefit obligation
  Benefit obligation at beginning of year         $    308         $     264
  Service cost                                          24                22
  Interest cost                                         22                19
  Actuarial gain                                         1                12
  Benefits paid                                        (10)               (9)
                                                  --------------------------
  Benefit obligation at end of year                    345               308
                                                  --------------------------
Change in plan assets
  Fair value of plan assets at
     end of year                                        --                --
                                                  --------------------------
  Funded status                                       (345)             (308)
  Unrecognized net actuarial gain                       (9)              (10)
  Unrecognized transition liability                     99               107
                                                  --------------------------
  Accrued benefit cost                            $   (255)         $   (211)
                                                  ==========================
Components of net periodic benefit cost
  Service cost                                          24                22
  Interest cost                                         22                19
  Amortization of prior service cost                     8                 8
                                                  --------------------------
  Net periodic benefit cost                       $     54         $      49
                                                  ==========================

     The assumed health care cost trend rate used in measuring the accumulated postretirement benefit obligation was 9 percent, gradually declining to 5 percent in the year 2006.

     The weighted average discount rate used in determining the accumulated postretirement benefit obligation was 7.25 percent in 2002 and 2001.

     Assumed health care cost trend rates have a significant effect on the amounts reported for the health care plans. A one percentage-point change in assumed health care cost trend rates would have the following effects:

                                                     One Percentage Point
                                                  --------------------------
                                                  Increase          Decrease
                                                  --------------------------
Effect on total service components                $     13         $     (10)
Effect on postretirement benefit obligation             77               (59)

Note 15:  Deferred Compensation

     The Company has a deferred compensation plan for its directors whereby each director may elect to defer his annual fees. For the years ended December 31, 2002 and 2001, fees deferred totaled $44,000 and $42,000, interest expense related to this plan was $30,000 and $34,000, and payments to directors totaled $76,000 in 2002 and $80,000 in 2001.

Note 16:  Leases

     The Company leases one branch office and another office previously operated as a branch office under operating leases. The branch office is rented on a twenty-five year lease with three five-year options with escalating rental payments.

     The previous branch office is currently on a thirty-month lease which is renewable for two additional thirty-month terms at the lessee's option. This office is being subleased to an unrelated party. In addition, the lessee is required to pay the property taxes, normal maintenance and insurance on the property.

     The total minimum lease commitment at December 31, 2002 under these leases is $889,000 which is due as follows:

                                   Lease          Rent from        Net Lease
                                  Payments        Sublease          Payment
                                  ------------------------------------------
Years ending December 31
 2003                             $     58        $     30         $      28
 2004                                   58              30                28
 2005                                   58              30                28
 2006                                   58              30                28
 2007                                   58              30                28
During the remaining lease term        599              79               520
                                  ------------------------------------------
    Total                         $    889        $    229         $     660
                                  ==========================================

     Total rent expense was $58,000 for both of the years ended December 31, 2002 and 2001.


Note 17:  Business Industry Segments

     The Company's primary business involves the typical banking services of generating loans and receiving deposits. Through PASC, the Company also provides insurance and brokerage services to customers. The following schedule is a summary of selected data for the Company's various business segments:

                                           Insurance/
                                Banking    Brokerage
                                Services   Services      Company     Eliminations    Total
                              -------------------------------------------------------------
2002
  Total interest income        $ 10,603    $     --     $ 10,603      $    --     $ 10,603
  Total noninterest income        1,530       1,529        3,059          (80)       2,979
  Total interest expense          4,244          --        4,244           --        4,244
  Total noninterest expense       4,923       1,232        6,155          (80)       6,075
  Income before income tax        2,796         297        3,093           --        3,093
  Income tax expense              1,078         111        1,189           --        1,189
  Net income                      1,718         186        1,904           --        1,904
  Total assets                  167,591       1,272      168,863       (1,613)     167,250


2001
  Total interest income        $ 11,707    $     --     $ 11,707      $    --     $ 11,707
  Total noninterest income          923       1,239        2,162          (40)       2,122
  Total interest expense          5,858          --        5,858           --        5,858
  Total noninterest expense       4,897         938        5,835          (40)       5,795
  Income before income tax        1,713         301        2,014           --        2,014
  Income tax expense                690         123          813           --          813
  Net income                      1,023         178        1,201           --        1,201
  Total assets                  168,516         968      169,484       (1,139)     168,345


</TABLE

Note 18:  Earnings Per Share


Earnings per share (EPS) were computed as follows:

                                                        Year Ended December 31, 2002
                                                  ---------------------------------------
                                                                   Weighted
                                                                    Average     Per Share
                                                    Income          Shares        Amount
                                                  ---------------------------------------
Basic earnings per share
  Income available to common stockholders          $  1,904         836,872     $   2.28

Effect of dilutive securities
  Stock options                                                      69,220
  Unearned incentive plan shares                                      5,390
                                                  -------------------------
Diluted earnings per share
  Income available to common stockholders
   and assumed conversions                         $  1,904         911,482     $   2.09
                                                  =======================================


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
                                                  =======================================

Note 19:  Fair Values of Financial Instruments

     The following table presents estimated fair values of the Company's financial instruments. The fair values of certain of these instruments were calculated by discounting expected cash flows, which involves significant judgments by management and uncertainties. Fair value is the estimated amount at which financial assets or liabilities could be exchanged in a current transaction between willing parties, other than in a forced or liquidation sale. Because no market exists for certain of these financial instruments and because management does not intend to sell these financial instruments, the Company does not know whether the fair values shown below represent values at which the respective financial instruments could be sold individually or in the aggregate.



                                            December 31, 2002         December 31, 2001
                                         -----------------------------------------------
                                            Carrying     Fair         Carrying     Fair
                                             Amount      Value         Amount      Value
                                         -----------------------------------------------
Financial assets
  Cash and cash equivalents              $   32,334    $ 32,334     $  11,166   $ 11,166
  Held-to-maturity securities                 1,262       1,329         2,056      2,090
  Mortgage loans held for sale                1,658       1,658         2,343      2,346
  Loans, net of allowance for
    loan losses                             122,336     129,720       143,063    144,665
  Federal Home Loan Bank stock                1,227       1,227         1,166      1,166
  Interest receivable                           683         683           789        789
  Cash surrender value of life insurance        268         268           251        251

Financial liabilities
  Deposits                                  131,291     132,006       127,540    127,157
  Federal Home Loan Bank advances            15,000      16,647        20,500     21,682
  Advances from borrowers for taxes
    and insurance                               265         265           319        319
  Interest payable                               62          62            91         91

Unrecognized financial instruments
  (net of contract amount)
  Commitments to originate loans                 --          --            --         --
  Letters of credit                              --          --            --         --
  Lines of credit                                --          --            --         --


     The following methods and assumptions were used to estimate the fair value of each class of financial instruments.

     Cash and Cash Equivalents and Federal Home Loan Bank Stock -- The carrying amount approximates fair value.

     Securities -- Fair values equal quoted market prices, if available. If quoted market prices are not available, fair value is estimated based on quoted market prices of similar securities.

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

     Deposits -- Deposits include demand deposits, savings accounts, NOW accounts, and certain money market deposits. The carrying amount approximates fair value. The fair value of fixed-maturity time deposits is estimated using a discounted cash flow calculation that applies the rates currently offered for deposits of similar remaining maturities. The carrying amount of accrued interest payable approximates its fair value.

     Federal Home Loan Bank Advances -- The fair value of these borrowings are estimated using a discounted cash flow calculation, based on current rates for similar debt.

     Advances from Borrowers for Taxes and Insurance -- The fair value of advances from borrowers for taxes and insurance approximates carrying value.

     Commitments to Originate Loans, Letters of Credit and Lines of Credit -- The fair value of commitments is estimated using the fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the present creditworthiness of the counterparties. For fixed-rate loan commitments, fair value also considers the difference between current levels of interest rates and the committed rates. The fair value of letters of credit and lines of credit is based on fees currently charged for similar agreements or on the estimated cost to terminate or otherwise settle the obligations with the counterparties at the reporting date.

Note 20:  Significant Estimates and Concentrations

     Generally accepted accounting principles require disclosure of certain significant estimates and current vulnerabilities due to certain concentrations. Estimates related to the allowance for loan losses and mortgage servicing rights are reflected in the footnotes regarding loans and mortgage servicing rights. Assumptions used in the postretirement benefit obligation estimate are reflected in the footnote regarding the postretirement plan. Current vulnerabilities due to certain concentrations of credit risk are discussed in the footnote on commitments and credit risk.

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

Commitments to Originate Loans

     Commitments to originate loans are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since a portion of the commitments may expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. Each customer's creditworthiness is evaluated on a case-by-case basis. The amount of collateral obtained, if deemed necessary, is based on management's credit evaluation of the counterparty. Collateral held varies, but may include accounts receivable, inventory, property, plant and equipment, commercial real estate and residential real estate.

     At December 31, 2002 and 2001, the Bank had outstanding commitments to originate loans aggregating approximately $1,195,000 and $1,325,000, respectively. The commitments extended over varying periods of time with the majority being disbursed within a one-year period. Loan commitments at fixed rates of interest amounted to $538,000 and $850,000 at December 31, 2002 and 2001, respectively, with the remainder at floating market rates.

     Mortgage loans in the process of origination represent amounts that the Bank plans to fund within a normal period of 60 to 90 days, and which are intended for sale to investors in the secondary market. Total mortgage loans in the process of origination amounted to $538,000 and $1,182,000, and mortgage loans held for sale amounted to $1,658,000 and $2,343,000 at December 31, 2002 and 2001, respectively.

Letters of Credit

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

     The Bank had total outstanding letters of credit amounting to $68,000 and $214,000, at December 31, 2002 and 2001, respectively, all with terms approximating one year.

Lines of Credit

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

     At December 31, 2002, the Bank had granted unused lines of credit to borrowers aggregating approximately $1,729,000 for mortgage lines, $3,733,000 for commercial lines, and $4,667,000 for open-end consumers lines, respectively. At December 31, 2001, unused lines of credit to borrowers aggregated approximately $1,530,000 for mortgage lines, $2,640,000 for commercial lines and $2,452,000 for open-end consumer lines.

     The Company and subsidiary are also subject to claims and lawsuits which arise primarily in the ordinary course of business. It is the opinion of management that the disposition or ultimate resolution of such claims and lawsuits will not have a material adverse effect on the consolidated financial position of the Company.

     The Company has a concentration of funds on deposit with the Federal Home Loan Bank totaling $22,318,000 and $5,798,000 at December 31, 2002 and 2001.




GREAT AMERICAN BANCORP, INC.
SHAREHOLDER INFORMATION

Stock Listing and Price Information

     The Company's common stock trades on the Nasdaq SmallCap Market under the symbol "GTPS". At December 31, 2002, 818,490 shares of the Company's common stock were held of record by 315 persons or entities, not including the number of persons or entities holding stock in nominee or street name through various brokers or banks.

     The following schedule shows the high and low bid prices for each of the quarters in the years ended December 31, 2002 and 2001:

                Quarter Ended:             High        Low
              ------------------          ------      ------
             March 31, 2001             $ 16.38     $ 12.63
             June 30, 2001                16.12       14.12
             September 30, 2001           17.76       15.37
             December 31, 2001            23.37       17.25
             March 31, 2002               21.70	       19.00
             June 30, 2002                23.59       20.25
             September 30, 2002           26.00       22.30
             December 31, 2002            32.82       23.89


     At December 31, 2002 the closing price of a common share was $28.30. This information was provided by The NASDAQ Stock Market. Such prices do not necessarily reflect retail markups, markdowns, or commissions. During the years ended December 31, 2002 and 2001, the Company declared dividends as follows:

  Date Declared          Record Date          Payable Date        Amount
----------------      -----------------    -----------------      ------
February 12, 2001    March 15, 2001         April 2, 2001        $  .11
May 14, 2001         June 15, 2001          July 2, 2001            .11
August 13, 2001      September 15, 2001     October 1, 2001         .11
November 19, 2001    December 14, 2001      January 2, 2002         .11
February 11, 2002    March 15, 2002         April 1, 2002           .11
May 13, 2002         June 14, 2002          July 1, 2002            .11
August 12, 2002      September 13, 2002     October 1, 2002         .11
November 18, 2002    December 13, 2002      January 2, 2003         .11
                                                                 -------
                                                                 $  .88
                                                                 =======



Investor Information

     Stockholders, investors and analysts interested in additional information may contact:

            Jane F. Adams
            Chief Financial Officer
            Great American Bancorp, Inc.
            1311 S. Neil Street
            Champaign, IL  61820

Annual Report on Form 10-KSB

     A copy of the annual report on Form 10-KSB for the fiscal year ended December 31, 2002, which has been filed with the Securities and Exchange Commission is available to stockholders (excluding exhibits) at no charge, upon written request to the above address.

Corporate Counsel

            Muldoon Murphy and Faucette LLP
            5101 Wisconsin Avenue N.W.
            Washington, D C  20016

Independent Accountants

            BKD, LLP
            225 N. Water, Suite 400
            Decatur, IL  62525

Annual Meeting of Stockholders

     The Annual Meeting of Stockholders of Great American Bancorp, Inc. will be held at 9:30 a.m. April 22, 2003 at:

            First Federal Savings Bank of Champaign-Urbana
            1311 S. Neil Street
            Champaign IL  61820

     Shareholders are welcome to attend.

Stock Transfer Agent and Registrar

     Inquiries regarding stock transfer, registration, lost certificates or changes in name and address should be directed to the transfer agent and registrar:

            Computershare Investor Services
            350 Indiana Street, Suite 800
            Golden, CO  80401
            (303) 262-0600

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

  Ronald Kiddoo, Director
    Chairman of the Board and Chief Investment Officer, Cozad Asset
      Management, Inc., an investment advisory concern.

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

  Craig Bazzani, Director
    Vice President - Foundation Advancement, University of Illinois

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

  Gerald Cox
    Senior Vice President, GTPS Insurance Agency







               Exhibit 23.0   Consent of Independent Accountants


                      INDEPENDENT ACCOUNTANTS' CONSENT

The Board of Directors
Great American Bancorp, Inc.

We have issued our report dated February 10, 2003 on the consolidated financial statements of Great American Bancorp, Inc. and Subsidiary appearing in the Company's 2002 Annual Report to Stockholders. We consent to the incorporation by reference into the previously filed Registration Statements on Form S-8 (No. 33-04491 and No. 333-98519) of Great American Bancorp, Inc. of the aforementioned report.


/s/ BKD, LLP

Decatur, Illinois
March 25, 2003





0

1