Form 10QSB
period 2003-03-31
GREAT AMERICAN BANCORP INC
filed 2003-05-14
CIK 943064

UNITED STATES
                   SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C. 20549

                              FORM 10-QSB
(Mark One)
[ X ]     QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
          SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended      March 31, 2003
                                ----------------------

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
      (Registrant's telephone number, including area code)

Indicate by check mark whether the Registrant is an accelerated filer (as
defined in Rule 12b-2 of the Exchange Act). Yes      No   X
                                                ----    -----

At April 30, 2003, the Registrant had 766,690 shares of Common Stock outstanding, for ownership purposes, which excludes 1,286,060 shares held as treasury stock.

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

     Item 3.        Defaults Upon Senior Securities

     Item 4.        Submission of Matters to a Vote of Security
                    Holders

     Item 5.        Other Information

     Item 6.        Exhibits and Reports on Form 8-K

SIGNATURES

                 Great American Bancorp, Inc. and Subsidiary
                    Condensed Consolidated Balance Sheets
                 As of March 31, 2003 and December 31, 2002
                      (in thousands except share data)

                                           March 31, 2003      Dec. 31, 2002
                                             (unaudited)
-----------------------------------------------------------------------------
ASSETS
Cash and due from banks                     $       6,854      $       4,990
Interest-bearing demand deposits                   38,195             27,344
                                            --------------------------------
     Cash and cash equivalents                     45,049             32,334

Held-to-maturity securities (fair value of
 $1,113 and $1,329 at March 31, 2003 and
 December 31, 2002, respectively)                   1,055              1,262
Mortgage loans held for sale                        1,944              1,658
Loans, net of allowance for loan losses
 of $1,189 and $1,188 in 2003 and 2002,
 respectively                                     114,376            122,336
Premises and equipment                              6,058              6,146
Federal Home Loan Bank stock                        1,261              1,227
Interest receivable                                   587                683
Cash value of life insurance                          272                268
Insurance premiums receivable                         320                225
Deferred income taxes                                  46                 46
Mortgage servicing rights                             182                192
Other                                                 910                873
                                            --------------------------------
     Total assets                           $     172,060      $     167,250
                                            ================================
LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES
 Deposits
  Noninterest-bearing deposits              $      14,166      $      12,399
  Interest-bearing deposits
    Savings, NOW and money market                  63,616             57,343
    Time                                           60,325             61,549
                                            --------------------------------
     Total deposits                               138,107            131,291

 Federal Home Loan Bank advances                   14,000             15,000
 Deferred compensation - directors                    618                645
 Advances from borrowers for taxes
  and insurance                                       410                265
 Accrued postretirement benefit obligation            267                255
 Accrued real estate taxes                            174                138
 Premiums due insurance companies                      85                201
 Dividend payable                                      86                 90
 Income taxes payable                                 183                 55
 Interest payable                                      57                 62
 Other                                                345                310
                                            --------------------------------
    Total liabilities                             154,332            148,312
                                            --------------------------------
Commitments and Contingent Liabilities
                                                                 (continued

                 Great American Bancorp, Inc. and Subsidiary
              Condensed Consolidated Balance Sheets (Continued)
                 As of March 31, 2003 and December 31, 2002
                      (in thousands except share data)

                                             March 31, 2003     Dec. 31, 2002
                                               (unaudited)
-----------------------------------------------------------------------------
STOCKHOLDERS' EQUITY
Preferred stock, $0.01 par value
 Authorized and unissued --
  1,000,000 shares                          $          --      $          --
Common stock, $0.01 par value
 Authorized -- 7,000,000 shares
 Issued -- 2,052,750 shares
 Outstanding: 2003 - 765,790 shares,
  2002 - 818,490 shares                                21                 21
Additional paid-in-capital                         20,166             20,166
Retained earnings                                  19,753             19,374
                                             --------------------------------
                                                   39,940             39,561

Treasury stock, at cost
 Common: 2003 - 1,286,960 shares,
  2002 - 1,234,260 shares                         (22,147)           (20,557)
Unearned incentive plan shares:
 2003 - 4,529 shares,
 2002 - 4,589 shares                                  (65)               (66)
                                            --------------------------------
     Total stockholders' equity                    17,728             18,938
                                            --------------------------------
     Total liabilities and
      stockholders' equity                  $     172,060      $     167,250
                                            ================================


See notes to condensed consolidated financial statements.

                  Great American Bancorp, Inc. and Subsidiary
                  Condensed Consolidated Statements of Income
              For the Three Months Ended March 31, 2003 and 2002
                   (Unaudited, in thousands except share data)

                                                     2003               2002
----------------------------------------------------------------------------
Interest income
 Loans                                      $       2,208      $       2,657
 Held-to-maturity securities                           19                 32
 Deposits with banks and other                        102                 49
                                            --------------------------------
   Total interest income                            2,329              2,738
                                            --------------------------------
Interest expense
 Deposits                                             677                949
 Federal Home Loan Bank advances                      154                225
 Other                                                  7                  7
                                            --------------------------------
   Total interest expense                             838              1,181
                                            --------------------------------
   Net interest income                              1,491              1,557
Provision for loan losses                              --                 60
                                            --------------------------------
   Net interest income after
     provision for loan losses                      1,491              1,497
                                            --------------------------------
Noninterest income
 Insurance sales commissions                          406                462
 Brokerage commissions                                 16                 32
 Customer service fees                                126                125
 Other service charges and fees                        60                 44
 Net gains on loan sales                              259                106
 Loan servicing fees                                  (20)                 4
 Other                                                  4                  7
                                             --------------------------------
   Total noninterest income                           851                780
                                            --------------------------------

                                                                 (continued)

                  Great American Bancorp, Inc. and Subsidiary
            Condensed Consolidated Statements of Income (Continued)
              For the Three Months Ended March 31, 2003 and 2002
                  (Unaudited, in thousands except share data)

                                                     2003               2002
----------------------------------------------------------------------------
Noninterest expense
 Salaries and employee benefits             $         908      $         835
 Net occupancy expense                                141                139
 Equipment expense                                    122                126
 Data processing fees                                  17                 19
 Deposit insurance premium                              5                  6
 Printing and office supplies                          77                 68
 Legal and professional fees                           73                 48
 Directors and committee fees                          37                 25
 Insurance expense                                     18                 14
 Marketing and advertising expense                     52                 46
 Other                                                129                120
                                            --------------------------------
   Total noninterest expense                        1,579              1,446
                                            --------------------------------
   Income before income taxes                         763                831
Provision for income taxes                            298                327
                                            --------------------------------
   Net income                               $         465      $         504
                                            ================================

Per Share Data:

  Earnings
   Basic:
     Net income                             $        0.60      $        0.59
                                            ================================
     Average number of shares                     779,824            854,737
                                            ================================

   Diluted:
     Net income                             $        0.53      $        0.55
                                            ================================
     Average number of shares                     877,483            917,420
                                            ================================

  Dividends                                 $        0.11      $        0.11
                                            ================================


See notes to condensed consolidated financial statements.

                 Great American Bancorp, Inc. and Subsidiary
               Condensed Consolidated Statements of Cash Flows
              For the Three Months Ended March 31, 2003 and 2002
                          (Unaudited, in thousands)

                                                     2003               2002
----------------------------------------------------------------------------
Operating Activities
Net income                                  $         465      $         504
Items not requiring (providing) cash
 Depreciation expense                                 107                117
 Provision for loan losses                             --                 60
 Amortization of loan-servicing rights                 46                  3
 Amortization of deferred loan fees                    (9)                (4)
 Federal Home Loan Bank stock dividends               (34)               (16)
 Incentive plan expense                                 1                  4
 Net gains on loan sales                             (259)              (106)
 Loans originated for sale                         (9,117)            (4,360)
 Proceeds from loan sales                           9,054              5,161
 Net gain on sales of premises and equipment           --                 (4)
 Changes in:
  Interest receivable                                  96                  8
  Prepaid expenses and other assets                  (136)               (49)
  Interest payable                                     (5)                (8)
  Other liabilities                                   (60)                89
  Income taxes payable                                128                227
                                            --------------------------------
     Net cash provided by
      operating activities                            277              1,626
                                            --------------------------------
Investing Activities
 Proceeds from paydowns of mortgage backed
  securities                                          207                213
 Net (originations) collections of loans            7,969              6,279
 Purchase of premises and equipment                   (19)               (54)
 Proceeds from sales of premises and equipment         --                  4
                                            --------------------------------
     Net cash provided by
      investing activities                          8,157              6,442
                                            --------------------------------

                                                                 (continued)

                   Great American Bancorp, Inc. and Subsidiary
           Condensed Consolidated Statements of Cash Flows (Continued)
               For the Three Months Ended March 31, 2003 and 2002
                            (Unaudited, in thousands)

                                                     2003               2002
----------------------------------------------------------------------------
Financing Activities:
 Net increase in demand deposits,
  money market, NOW and savings accounts    $       8,040      $       6,037
 Net decrease in certificates of deposits          (1,224)            (2,581)
 Proceeds from Federal Home Loan Bank advances         --              2,000
 Repayment of Federal Home Loan Bank advances      (1,000)            (3,500)
 Proceeds from stock options exercised                 21                 --
 Purchase of treasury stock                        (1,611)              (240)
 Dividends paid                                       (90)               (96)
 Net increase in advances from
  borrowers for taxes and insurance                   145                192
                                             --------------------------------
     Net cash provided by
      financing activities                          4,281              1,812
                                            --------------------------------
Increase in Cash and Cash Equivalents              12,715              9,880

Cash and Cash Equivalents, Beginning
  of Period                                        32,334             11,166
                                            --------------------------------
Cash and Cash Equivalents, End of
  Period                                    $      45,049      $      21,046
                                            ================================
Supplemental Cash Flows Information

   Interest paid                            $         843      $       1,189
                                            ================================
   Income taxes paid (net of refunds)       $         170      $         100
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

2.  Statement of Information Furnished

     The accompanying unaudited consolidated financial statements have been prepared in accordance with Form 10-QSB instructions and Item 310(b) of Regulation S-B, and, in the opinion of management, contain all adjustments necessary to present fairly the financial position as of March 31, 2003 and December 31, 2002, the results of operations for the three months ended March 31, 2003 and 2002, and the cash flows for the three months ended March 31, 2003 and 2002. All adjustments to the financial statements were normal and recurring in nature. These results have been determined on the basis of accounting principles generally accepted in the United States of America. Reclassifications of certain amounts in the 2002 financial statements have been made to conform to the 2003 presentation. The results of operations for the three months ended March 31, 2003 are not necessarily indicative of the results to be expected for the entire fiscal year.

     The consolidated financial statements are those of the Company and the Bank. Certain information and note disclosures normally included in the Company's financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. These consolidated financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company's 2002 Annual Report to Shareholders. The condensed consolidated balance sheet of the Company as of December 31, 2002 has been derived from the audited consolidated balance sheet of the Company as of that date.

3.  Stock Options
     The Company has a stock-based employee compensation plan, which is described more fully in Notes to Financial Statements included in the December 31, 2002 Annual Report to Shareholders. The Company accounts for this plan under the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations.
No stock-based employee compensation cost is reflected in net income, as all options granted under the plan had an exercise price equal to the market value of the underlying common stock on the grant date. The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value provisions of Statement of Financial Accounting Standards (SFAS) No. 123, Accounting for Stock-Based Compensation, to stock-based employee compensation.

                                                      Three Months Ended
                                                  --------------------------
                                                   March 31,       March 31,
                                                     2003            2002
                                                  --------------------------
Net income as reported                            $    465         $     504
Less: Total stock-based employee compensation
  cost determined under the fair value based
  method, net of income taxes                           --                (5)
                                                  --------------------------
    Pro forma net income                          $    465         $     499
                                                  ==========================

Earnings per share:
  Basic - as reported                             $   0.60         $    0.59
                                                  ==========================
  Basic - pro forma                               $   0.60         $    0.58
                                                  ==========================
  Diluted - as reported                           $   0.53         $    0.55
                                                  ==========================
  Diluted - pro forma                             $   0.53         $    0.54
                                                  ==========================






PART I -- Item 2.

                     GREAT AMERICAN BANCORP, INC.
                 Management's Discussion and Analysis
                         or Plan of Operation

Forward-Looking Information

     In addition to historical information, this Report on Form 10-QSB may include certain forward-looking statements based on current management expectations. The Company's actual results could differ materially from those management expectations. Factors that could cause future results to vary from current management expectations include, but are not limited to, general economic conditions, legislative and regulatory changes, monetary and fiscal policies of the federal government, changes in tax policies, rates and regulations of federal, state and local tax authorities, changes in interest rates, deposit flows, the cost of funds, demand for loan products, demand for financial services, competition, changes in the quality or competition, changes in the quality or composition of the Company's loan and investment portfolios, changes in accounting principles, policies or guidelines, and other economic, competitive, governmental and technological factors affecting the Company's operations, markets, products, services and prices. Further description of the risks and uncertainties to the business are included in detail under the caption: Liquidity and Capital Resources.

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

Financial Condition

     The Company's total assets increased $4.81 million from $167.25 million at December 31, 2002 to $172.06 million at March 31, 2003. The growth was primarily in cash and cash equivalents.

     Cash and cash equivalents increased $12.72 million, or 39.3%, from $32.33 million at December 31, 2002 to $45.05 million at March 31, 2003. Cash and cash equivalents, primarily interest-bearing demand deposits, increased as a result of proceeds generated from loan sales, loan repayments and an increase in customer deposits, offset by repayments of Federal Home Loan Bank ("FHLB") advances and purchases of treasury stock. Interest-bearing demand deposits grew from $27.34 million at December 31, 2002 to $38.20 million at March 31, 2003, an increase of $10.86 million, or 39.7%.

     Held-to-maturity securities declined from $1.26 million at December 31, 2002 to $1.06 million at March 31, 2003 due to repayments of mortgage-backed securities.

     Mortgage loans held for sale increased from $1.66 million at December 31, 2002 to $1.94 million at March 31, 2003 due mainly to an increase in mortgage activity brought about by the low interest rate environment. Home mortgage rates were at historical lows during the quarter ended March 31, 2003. The Company's 30-year mortgage rate dipped below 6.00% during the quarter, while the 15-year rate dropped as low as 5.00%. The Company also offered 10-year home mortgage loans at rates below 5.00% during the quarter. During the quarter ended March 31, 2003, the Company originated $9.12 million in mortgage loans held for sale, including refinanced loans. During this period, the Company sold $8.84 million in loans. The $1.94 million balance of mortgage loans held for sale at March 31, 2003 consists of loans committed for sale to the Federal National Mortgage Association ("FNMA"). At March 31, 2003 and December 31, 2002, residential mortgage loans serviced for others totaled $35.34 million and $30.68 million, respectively.

     The following schedule shows the balances by loan category at March 31, 2003 compared to December 31, 2002, along with the change and percentage change:

                                Balance       Balance
                               March 31,    December 31,          Percentage
                                 2003          2002       Change     Change
----------------------------------------------------------------------------
One-to-four-family mortgage
  loans held for investment   $  52,357    $  60,644     $ (8,287)   (13.7)%
Multi-family mortgage loans      19,808       20,249         (441)    (2.2)
Commercial mortgage loans        16,724       16,092          632      3.9
Construction loans                1,974        2,077         (103)    (5.0)
----------------------------------------------------------------------------
  Total real estate loans        90,863       99,062       (8,199)    (8.3)
Commercial loans                 10,133       10,063           70      0.7
Consumer loans                   14,569       14,399          170      1.2
----------------------------------------------------------------------------
  Total loans                   115,565      123,524       (7,959)    (6.4)
Allowance for loan losses        (1,189)      (1,188)          (1)     0.1
----------------------------------------------------------------------------
  Total loans, net            $ 114,376    $ 122,336     $ (7,960)    (6.5)%
============================================================================

    Net loans declined from $122.34 million at December 31, 2002 to $114.38 million at March 31, 2003, a decrease of $7.96 million, or 6.5%. Net loans, which does not include mortgage loans held for sale, declined mostly due to principal repayments on one-to-four-family residential mortgage loans exceeding loan originations. The majority of new and refinanced one-to-four-family residential mortgage loans in 2003 were originated for sale rather than for investment. Mortgage loans held for sale are separately reported on the consolidated balance sheets. One-to-four-family mortgage loans decreased $8.29 million from December 31, 2002 to March 31, 2003.

     Total deposits increased $6.82 million, or 5.2%, from $131.29 million at December 31, 2002 to $138.11 million at March 31, 2003. Noninterest-bearing deposits increased by $1.77 million and savings, NOW and money market deposits grew by $6.28 million, while time deposits declined by $1.22 million during the first three months of 2003. The decline in time deposits was mainly in certificates of deposit maturing in eighteen months to two years. The growth in savings, NOW and money market accounts was partly due to customers transferring matured certificates of deposit into short-term, interest-bearing demand accounts in anticipation that market interest rates will rise in the near future. The growth in savings, NOW and money market accounts was also due to seasonal fluctuations in these accounts.

     The following table summarizes the balances of deposits at March 31, 2003 and December 31, 2002, the change in the balances and the percentage change:

                               Balance       Balance
                              March 31,    December 31,           Percentage
                                 2003          2002       Change     Change
-----------------------------------------------------------------------------
Noninterest bearing
 checking accounts            $  14,166    $  12,399     $  1,767      14.3%

Interest bearing:
 NOW accounts                    23,036       20,388        2,648      13.0
 IMMA accounts                   22,082       19,507        2,575      13.2
 Savings accounts                18,498       17,448        1,050       6.0
 Certificates of deposit         60,325       61,549       (1,224)     (2.0)
-----------------------------------------------------------------------------
  Total interest
   bearing deposits             123,941      118,892        5,049       4.2
-----------------------------------------------------------------------------
  Total deposits              $ 138,107    $ 131,291     $  6,816       5.2%
=============================================================================

     FHLB advances totaled $14.00 million at March 31, 2003 compared to $15.00 million at December 31, 2002. In March 2003, a $1.00 million FHLB advance with a rate of 3.06% matured. The following schedule presents FHLB advances at March 31, 2003, by maturity date:

    Date                   Fixed                        First or
     of        Interest      or         Maturity        Next Call
   Advance       Rate     Variable        Date            Date         Amount
-----------------------------------------------------------------------------
March     2002   3.58      Fixed     September 2003    non callable     1,000
October   1998   4.30      Fixed     October   2008   April     2003    5,000
January   2001   4.55      Fixed     January   2011   April     2003    5,000
September 2001   3.80      Fixed     September 2011   September 2004    3,000
                                                                      -------
                                                                      $14,000
                                                                      =======

     The $10.00 million in advances callable in April 2003 were not called. Both of these advances are callable quarterly. The $3.00 million advance has only a one-time call date in September 2004.

     Total stockholders' equity decreased $1.21 million, from $18.94 million at December 31, 2002 to $17.73 million at March 31, 2003. Book value per outstanding voting share increased from $23.14 at December 31, 2002 to $23.15 at March 31, 2003.




     The increase in stockholders' equity is summarized as follows (in thousands):

   Stockholders' equity, December 31, 2002            $   18,938
   Net income                                                465
   Purchase of treasury stock                             (1,611)
   Stock options exercised                                    21
   Dividends declared                                        (86)
   Incentive plan shares allocated                             1
                                                          ------
   Stockholders' equity, March 31, 2003               $   17,728
                                                          ======

     In February 2003, the Company announced a 5% common stock repurchase program that was equal to 38,875 shares. In addition, in March 2003, the Company completed a previously announced 5% stock repurchase program. This program was for 41,150 shares, which the Company repurchased at an average price of $29.79 per share. As of April 30, 2003, the Company had repurchased 16,896 shares related to the stock repurchase program announced in February 2003 at an average price of $30.07 per share. At April 30, 2003, there were 21,979 shares remaining to be repurchased under the current stock repurchase program. All repurchased shares will be held as treasury shares to be used for issuing stock under stock option agreements and for general corporate purposes.

Results of Operations

Comparison of Three Month Periods Ended March 31, 2003 and 2002

     Net income totaled $465,000 for the three months ended March 31, 2003 compared to $504,000 for the three months ended March 31, 2002, a decrease of $39,000, or 7.7%. Basic earnings per share were $0.60 for the three months ended March 31, 2003, compared to $0.59 for the three months ended March 31, 2002. Diluted earnings per share were $0.53 for the first three months of 2003, compared to $0.55 for the first three months of 2002. Net income decreased in 2003 primarily due to lower net interest income and an increase in noninterest expense, offset by a reduction in the provision for loan losses and an increase in noninterest income.

     Net interest income decreased $66,000, or 4.2%, from $1,557,000 for the three months ended March 31, 2002 to $1,491,000 for the same period in 2003. Interest income declined $409,000, or 14.9%, from $2,738,000 for the three months ended March 31, 2002 to $2,329,000 for the first three months of 2003. Interest expense decreased $343,000, or 29.0%, from $1,181,000 in 2002 to $838,000 in 2003.

     Interest income from loans was $2,208,000 for the first three months of 2003, $449,000, or 16.9% less than the $2,657,000 recorded for the first three months of 2002. Interest income from loans declined mainly as a result of a decrease in total loans from a year ago and a reduction in average loan yields. The average balance of total net loans, including mortgage loans held for sale, was down $21.10 million in 2003, from $140.56 million in 2002 to $119.46 million in 2003.

     The following schedule compares average total loan balances by major categories for the first three months of fiscal 2003 to the same period in 2002:

                                 Average     Average
                                 Balance     Balance              Percentage
                                  2003        2002       Change     Change
----------------------------------------------------------------------------
One-to-four-family
  mortgage loans                $ 57,963    $ 81,331   $(23,368)    (28.7)%
Multi-family mortgage loans       20,064      19,537        527       2.7
Commercial mortgage loans         16,304      15,239      1,065       7.0
Construction loans                 2,167       3,741     (1,574)    (42.1)
----------------------------------------------------------------------------
  Total real estate loans         96,498     119,848    (23,350)    (19.5)
Commercial loans                   9,836       9,133        703       7.7
Consumer loans                    14,311      12,655      1,656      13.1
----------------------------------------------------------------------------
  Total loans                    120,645     141,636    (20,991)    (14.8)
Allowance for loan losses         (1,189)     (1,080)      (109)     10.1
----------------------------------------------------------------------------
  Total loans, net              $119,456    $140,556   $(21,100)     15.0%
============================================================================

     The average balance of total loans declined in 2003 mainly due to the Company selling the majority of new or refinanced one-to-four-family residential mortgage loans during 2002 and 2003. The average balance of total one-to-four-family mortgage loans decreased $23.37 million in 2003, from $81.33 million for the three months ended March 31, 2002 to $57.96 million for the three months ended March 31, 2003. The average balance of one-to-four-family loans serviced for others increased $22.11 million from $11.46 million for the three months ended March 31, 2002 to $33.57 million for the three months ended March 31, 2003.

     The average total balance of multi-family mortgage loans increased $527,000, from $19.54 million for the first quarter of 2002 to $20.06 million for the first quarter of 2003 due to two large loans originated during the third quarter of 2002. The average total balance of commercial mortgage loans increased by $1.06 million, from $15.24 million for the quarter ended March 31, 2002 to $16.30 million for the quarter ended March 31, 2003. This increase and the $1.57 million decrease in the average total balance of construction loans was mainly due to the transfer of one large loan totaling $1.67 million from construction loans to commercial mortgage loans in May 2002. The $703,000 increase in the average total balance of commercial loans is primarily due to one commercial loan customer maintaining a higher balance on their line of credit during 2003. Average total consumer loans were $1.66 million higher in 2003 due mainly to the average balance of total home equity loans. The average balance of total home equity loans increased $2.35 million, from $2.23 million for the quarter ended March 31, 2002 to $4.58 million at March 31, 2003. The average total balances of other secured consumer loans declined during 2003.

     Interest income from loans also declined in 2003 due to lower average yields, which resulted from declining interest rates during 2002 and 2003. The prime rate, the rate used by financial institutions in establishing the majority of loan offering rates, was at 4.75% from January 2002 until the rate dropped to its current level of 4.25% in December 2002. The average yield on the Company's net loans decreased from 7.67% for the first quarter of 2002 to 7.50% for the first quarter of 2003.

     Interest income from held-to-maturity securities declined from $32,000 for the three months ended March 31, 2002 to $19,000 for the same period in 2003, mainly due to a decline in the average balance of these investments. The total average balance of held-to-maturity securities declined from $1.96 million during the first three months of 2002 to $1.17 million during the first three months of 2003. Held-to-maturity securities were comprised of mortgage-backed securities during both 2003 and 2002. The average yield on held-to-maturity securities decreased from 6.63% for the first three months of 2002 to 6.59% for the first three months of 2003.

     Interest income from deposits with banks and other increased $53,000, from $49,000 for the quarter ended March 31, 2002 to $102,000 for the quarter ended March 31, 2003, due to an increase in the average balance of these investments. The average balance of total deposits with banks and other increased from $10.06 million during the first three months of 2002 to $33.53 million during the same period in 2003. However, the average yield on deposits with banks and other decreased from 1.98% for the quarter ended March 31, 2002 to 1.23% for the quarter ended March 31, 2003. The majority of these deposits are overnight funds, which were affected by a decline in short-term market interest rates during 2002 and 2003.

     Interest expense decreased by $343,000, or 29.0%, from $1,181,000 for the three months ended March 31, 2002 to $838,000 for the same period in 2003, mainly interest expense on deposits and FHLB advances. Interest expense on deposits declined $272,000, or 28.7%, from $949,000 for the quarter ended March 31, 2002 to $677,000 for the quarter ended March 31, 2003. This decrease was primarily in interest expense on certificates of deposit, which declined $270,000, or 34.3% in 2003. Interest expense on certificates of deposit was $518,000 in the first three months of 2003 compared to $788,000 for the first three months of 2002.

     Certificates of deposit interest expense declined due to a reduction in the total average balance of certificates and a decrease in the average rate. Average total certificates of deposit declined from $67.50 million in the first three months of 2002 to $61.46 million in the first three months of 2003. The decline in average certificates of deposit was primarily in the one-year to two-year maturity categories. Because of the decline in market interest rates during 2002 and 2003, the Company lowered offering rates for new and renewing certificates. As a result, many customers moved maturing certificates to shorter-term certificates or into demand or savings accounts. The average rate on certificates of deposit declined from 4.73% for the quarter ended March 31, 2002 to 3.42% for the same period in 2003.

     Interest expense on interest-bearing demand and savings deposits declined only slightly in 2003, from $161,000 for the three months ended March 31, 2002 to $159,000 for the three months ended March 31, 2003. The average balance of interest-bearing demand and savings accounts increased $11.58 million, or 24.0%, from $48.15 million in the first three months of 2002 to $59.73 million for the same period in 2003. The weighted average rate accrued on interest-bearing demand and savings deposits decreased from 1.36% for the quarter ended March 31, 2002 to 1.08% for the quarter ended March 31, 2003.

     Interest expense on FHLB advances was $154,000 for the three months ended March 31, 2003 compared to $225,000 for the same period in 2002. The average balance of FHLB advances was $14.79 million for the first three months of 2003 compared to $19.40 million for the same period in 2002. The average rate on FHLB advances decreased from 4.70% for the three months ended March 31, 2002 to 4.22% for the three months ended March 31, 2003.

     Net interest income as a percent of interest earning assets was 3.92% for the three months ended March 31, 2003 versus 4.14% for the same period in 2002. The spread between the yield on interest-earning assets and the rate on interest bearing liabilities was 3.64% and 3.75% for the three months ended March 31, 2003 and 2002, respectively.

     The Company recorded no provision for loan losses for the first quarter of 2003 compared to $60,000 for the quarter ended March 31, 2002. Management's analyses of the allowance for loan losses during the first quarter of 2003 determined that no additional allocation to the allowance was warranted for the quarter. Management assesses the adequacy of the allowance for loan losses based on evaluating known and inherent risks in the loan portfolio and upon management's continuing analysis of the factors underlying the quality of the loan portfolio. While management believes that, based on information currently available, the allowance for loan losses is sufficient to cover losses inherent in its loan portfolio at this time, no assurance can be given that the level of the allowance for loan losses will be sufficient to cover future possible loan losses incurred by the Company or that future adjustments to the allowance for loan losses will not be necessary if economic and other conditions differ substantially from the economic and other conditions used by management to determine the current level of the allowance for loan losses. Management may in the future increase the level of the allowance for loan losses as a percentage of total loans and non-performing loans in the event it increases the level of commercial real estate, multifamily, or consumer lending as a percentage of its total loan portfolio. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the allowance for loan losses. Such agencies may require the Company to provide additions to the allowance based upon judgements different from management.

     During the first three months of 2003, the Company had no loan charge-offs, but collected $1,000 related to two consumer loans previously charged-off. For the three months ended March 31, 2002, the Company had no loan charge-offs, but collected $2,000 in recoveries.

     Non-performing loans, which are loans past due 90 days or more and non-accruing loans, totaled $399,000 at March 31, 2003, compared to $340,000 at March 31, 2002. Non-performing loans at March 31, 2003 consisted of one residential mortgage loans totaling $90,000 and four consumer loans totaling $309,000. All of these loans were past due 90 days or more at March 31, 2003, with two consumer loans totaling $6,000 in non-accrual status. The Company stops accruing interest on loans, including past due loans, at such time that the ultimate collection of all principal and interest becomes doubtful. The ratio of the Company's allowance for loan losses to total loans was 1.01% at March 31, 2003 and .80% at March 31, 2002.

     Noninterest income totaled $851,000 for the three months ended March 31 2003, compared to $780,000 for the same period in 2002, an increase of $71,000, or 9.1%. This increase was mostly due to net gains from the sale of mortgage loans, net of commissions. The Company sold $8.91 million in loans during the first three months of 2003, and committed to sell $6.82 million in loans including $1.94 million in loans held for sale at March 31, 2003 and $4.88 million in loan commitments outstanding to customers at March 31, 2003. The Company recorded total net gains of $259,000 related to these sales, including gains on the sale of loans totaling $223,000 and gains from capitalizing mortgage servicing rights of $36,000. During the first three months of 2002, the Company sold $5.11 million in loans, recording net cash gains of $53,000 and gains from capitalizing mortgage servicing rights of $53,000. The Company sells loans in order to provide funding for additional loans and also to reduce interest rate risk due to the decline in home mortgage rates.

     Insurance sales commissions decreased $56,000, or 12.1%, from $462,000 reported for the first three months of 2002 to $406,000 for the first three months of 2003. Brokerage commissions declined $16,000, or 50.0%, from $32,000 for the quarter ended March 31, 2002 to $16,000 for the quarter ended March 31, 2003 due to a reduction in brokerage activity. Other services charges and fees increased $16,000, or 36.4%, from $44,000 for the first quarter of 2002 to $60,000 for the first quarter of 2003, primarily ATM fees, credit card income and debit card fees. Loan servicing fees decreased from $4,000 for the first quarter of 2002 to a loss of $20,000 for the quarter ended March 31, 2003 due to an increase in the amortization of mortgage servicing rights.

     Noninterest expense was $1,579,000 for the first three months of 2003, $133,000 or 9.2% higher than the $1,446,000 recorded for the first three months of 2002. Noninterest expense was higher in 2003 mainly due to increases in salaries and employee benefits expense, legal and professional fees and directors and committee fees. Salaries and employee benefits expense increased $73,000, or 8.7%, from $835,000 for the three months ended March 31, 2003 to $908,000 for the first three months of 2003, due partly to normal salary raises. Also, the Agency changed its method of paying some of the Agency's insurance producers from a salary basis to a commission basis beginning in 2003. This resulted in higher salary costs at the Agency compared to 2002 amounts. Legal and professional expenses were $25,000 higher in 2003 primarily due to corporate matters, included legal fees related to the implementation of the requirements of the Sarbanes-Oxley Act of 2002. Directors and committee fees were $12,000 higher in 2003 due to an increase in the monthly fee paid to directors, which was implemented in the third quarter of 2002.

     Total income taxes were $298,000 for the period ended March 31, 2003 and $327,000 for the same period in 2002. The effective tax rate for the three months ended March 31, 2003 and 2002, were 39.1% and 39.4% respectively.

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

                     Three Months Ended March 31, 2003
                         (unaudited, in thousands)

                               Insurance/
                   Banking     Brokerage
                   Services    Services     Company    Eliminations     Total
-----------------------------------------------------------------------------

Interest income   $   2,329    $   --      $  2,329      $    --     $  2,329
Interest expense        838        --           838           --          838
Noninterest income      446       426           872          (21)         851
Net income              422        43           465           --          465
Total assets        172,350     1,207       173,557       (1,497)     172,060


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


Critical Accounting Policies

     The accounting and reporting policies of the Company are in accordance with accounting principles generally accepted in the United States and conform to general practices within the banking industry. The notes to the consolidated financial statements contain a summary of the Company's significant accounting policies, including significant estimates, presented on pages 34 through 38 of the Annual Report to Shareholders for the year ended December 31, 2002. The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions. The financial position and results of operations can be affected by these estimates and assumptions and are integral to the understanding of reported results. Critical accounting policies are those policies that management believes are the most important to the portrayal of the Company's financial condition and results, and they require management to make estimates that are difficult, subjective, or complex.

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

     The Company determines the amount of the allowance based on relative risk characteristics of the loan portfolio. The allowance recorded for commercial loans is based on reviews of individual credit relationships and an analysis of the migration of commercial loans and actual loss experience. The allowance recorded for homogeneous consumer loans is based on an analysis of loan mix, risk characteristics of the portfolio, fraud loss and bankruptcy experiences, and historical losses, adjusted for current trends, for each homogeneous category or group of loans. The allowance for credit losses relating to impaired loans is based on the loan's observable market price, the collateral for certain collateral-dependent loans, or the discounted cash flows using the loan's effective interest rate. A loan is considered impaired when, based on current information and events, it is probable that the Company will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement. Loans that experience insignificant payment delays and payment shortfalls generally are not classified as impaired. Management determines the significance of payment delays and payment shortfalls on a case-by-case basis, taking into consideration all of the circumstances surrounding the loan and the borrower, including the length of the delay, the reasons for the delay, the borrower's prior payment record and the amount of the shortfall in relation to the principal and interest owed. Because the Company reviews loans on an individual basis for impairment, the Company does not use a specific timeframe of delinquency after which a specific loan is assumed to be impaired.

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

     Mortgage Servicing Rights - Mortgage servicing rights ("MSRs") associated with loans originated and sold, where servicing is retained, are capitalized and included in the consolidated balance sheet. The value of the capitalized servicing rights represents the present value of the future servicing fees arising from the right to service loans in the portfolio. Critical accounting policies for MSRs relate to the initial valuation and subsequent impairment tests. The methodology used to determine the valuation of MSRs requires the development and use of a number of estimates, including anticipated principal amortization and prepayments of that principal balance. Events that may significantly affect the estimates used are changes in interest rates, mortgage loan prepayment speeds and the payment performance of the underlying loans. The carrying value of the MSRs is periodically reviewed for impairment based on a determination of fair value. For purposes of measuring impairment, the servicing rights are compared to a valuation prepared based on a discounted cash flow methodology, utilizing current prepayment speeds and discount rates. Impairment, if any, is recognized through a valuation allowance and is recorded as amortization of intangible assets. As of March 31, 2003 and December 31, 2002, mortgage servicing rights had carrying values of $182,000 and $192,000, respectively.

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

     A review of the Consolidated Statements of Cash Flows included in the accompanying financial statements shows that the Company's cash and cash equivalents ("cash") increased $12.72 million from December 31, 2002 to March 31, 2003, compared to an increase of $9.88 million for the first quarter of 2002. During the quarter ended March 31, 2003, cash was primarily provided from earnings, proceeds from sales of one-to-four-family residential mortgage loans, loan repayments in excess of loan originations, and an increase in demand, money market, NOW and savings accounts. During this period, cash was primarily used to fund originations of loans held for sale, a decrease in certificates of deposit, repayment of FHLB advances and to purchase treasury stock.

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

     The Company's primary investment activity during the three months ended March 31, 2003 was the origination of loans, including mortgage loans held for sale. During the three months ended March 31, 2003 and 2002, the Company disbursed funds for mortgage loans in the amounts of $6.50 million and $5.86 million, respectively, commercial loans in the amounts of $930,000 and $2.63 million, respectively, and consumer loans in the amounts of $3.08 million and $2.92 million, respectively.

     As of March 31, 2003, the Company had outstanding commitments (including undisbursed loan proceeds) of $6.17 million. The Company anticipates it will have sufficient funds available to meet its current loan origination commitments. Certificates of deposit, which are scheduled to mature in one year or less from March 31, 2003, totaled $42.99 million. Management believes a significant portion of such deposits will remain with the Company.

     At March 31, 2003, the Bank exceeded all of its regulatory capital requirements with tangible capital and core capital both at $11.27 million or 6.81% of total adjusted tangible assets, core capital at $11.27 million or 6.81% of adjusted total assets, and risk-based capital at $12.45 million or 13.24% of total risk-weighted assets. The required ratios are 1.5% for tangible capital to tangible assets, 2% for core capital to total adjusted tangible assets, 4.0% for core capital to adjusted total assets and 8.0% for risk-based capital to risk-weighted assets.



Current Accounting Issues

     The Financial Accounting Standards Board ("FASB") adopted Statement of Financial Accounting Standards ("SFAS") No. 148, Accounting for Stock-Based Compensation - Transition and Disclosure. This Statement amends FASB Statement No. 123, Accounting for Stock-Based Compensation. SFAS No. 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require more prominent and more frequent disclosures in financial statements about the effects of stock-based compensation.

     Under the provisions of SFAS No. 123, companies that adopted the fair value based method were required to apply that method prospectively for new stock option awards. This contributed to a "ramp-up" effect on stock-based compensation expense in the first few years following adoption, which caused concern for companies and investors because of the lack of consistency in reported results. To address that concern, SFAS No. 148 provides two additional methods of transition that reflect an entity's full complement of stock-based compensation expense immediately upon adoption, thereby eliminating the ramp-up effect.

     SFAS No. 148 also improves the clarity and prominence of disclosures about the proforma effects of using the fair value based method of accounting for stock-based compensation for all companies - regardless of the accounting method used - by requiring that the data be presented more prominently and in a more user-friendly format in the footnotes to the financial statements. In addition, SFAS No. 148 improves the timeliness of those disclosures by requiring that this information be included in interim as well as annual financial statements. In the past, companies were required to make proforma disclosures only in annual financial statements.

     The transition guidance and annual disclosure provisions of SFAS No. 148 are effective for fiscal years ending after December 15, 2002, with earlier application permitted in certain circumstances. The interim disclosure provisions are effective for financial reports containing financial statements for interim periods beginning after December 15, 2002.

     The FASB has stated it intends to issue a new statement on accounting for stock-based compensation and will require companies to expense stock options using a fair value based method at date of grant. The implementation for this proposed statement is not known.

     In November 2002, the FASB issued Interpretation No. 45, Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others ("FIN 45"). FIN 45 will change current practice in the accounting for and disclosure of guarantees. Guarantees meeting the characteristics described in FIN 45 are required to be initially recorded at fair value, which is different from the general current practice of recording a liability only when a loss is probable and reasonably estimable, as those terms are defined in FASB Statement No. 5, Accounting for Contingencies. FIN 45 also requires a guarantor to make new disclosures for virtually all guarantees even if the likelihood of the guarantor's having to make payments under the guarantee is remote.

     In general, FIN 45 applies to contracts or indemnification agreements that contingently require the guarantor to make payments to the guaranteed party based on changes in an underlying asset, liability, or an equity security of the guaranteed party such as financial standby letters of credit.

     Disclosure requirements of FIN 45 are effective for financial statements of interim or annual periods ending after December 31, 2002. The initial recognition and measurement provisions are applicable on a prospective basis to guarantees issued or modified after December 31, 2002, irrespective of the guarantor's fiscal year-end. The guarantor's previous accounting for guarantees issued prior to the date of FIN 45 initial applications should not be revised or restated to reflect the provisions of FIN 45.

     The Company adopted FIN 45 on January 1, 2003. The adoption of FIN 45 does not currently have a material impact on the Company's consolidated financial statements.

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

   Item 6.  Exhibits and Reports on Form 8-K

       a.  Exhibits

          3.1   Certificate of Incorporation of Great American Bancorp, Inc.*

          3.2   By-laws of Great American Bancorp, Inc.*

         10.0 Employment Agreement between Great American Bancorp, Inc. and George R. Rouse (filed herewith)

         11.0   Computation of earnings per share (filed herewith)

         99.0   Section 906 Certifications (filed herewith)


        b.  Reports on Form 8-K

          1. On January 10, 2003, the Registrant filed a Current Report on Form 8-K reporting information under Items 5 and 7, incorporating by reference a press release dated January 10, 2003 attached as Exhibit 20, relating to the Company's announcement that the 2003 Annual Meeting of Stockholders will be held on April 22, 2003.

     2. On January 14, 2003, the Registrant filed a Current Report on Form 8-K reporting information under Items 5 and 7, incorporating by reference a press release dated January 14, 2003 attached as Exhibit 20, relating to the Company's unaudited results for the fiscal year ended December 31, 2002.

           3. On February 12, 2003, the Registrant filed a Current Report on Form 8-K reporting information under Items 5 and 7, incorporating by reference a press release dated February 11, 2003 attached as Exhibit 20, relating to the Company's announcement that its Board of Directors has approved a 5% stock repurchase program.

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


      Dated:       May 13, 2003           /s/  George R. Rouse
             -----------------------      ----------------------------
                                           George R. Rouse
                                           President and
                                           Chief Executive Officer



      Dated:       May 13, 2003           /s/  Jane F. Adams
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


                                            Date:      May 13, 2003
                                                  -----------------------

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


                                            Date:    May 13, 2003
                                                   ----------------------

                                            /s/ Jane F. Adams
                                            -----------------------------
                                            Jane F. Adams
                                            Chief Financial Officer,
                                            Secretary and Treasurer


                                 Exhibit 10.0


                      GREAT AMERICAN BANCORP, INC.
                              EMPLOYMENT AGREEMENT


This AGREEMENT ("Agreement") originally entered into as of April 12, 1999, is amended and restated effective as of March 10, 2003, by and between Great American Bancorp, Inc. (the "Company"), a corporation organized under the laws of Delaware, with its principal offices at 1311 South Neil Street, Champaign, Illinois 61820, and George R. Rouse ("Executive"). Any reference to the "Bank" in this Agreement shall mean First Federal Savings Bank of Champaign-Urbana, a wholly-owned subsidiary of the Company, or any successor thereto.

WHEREAS, the Company desires to continue to assure itself of the services of Executive as President and Chief Executive Officer for the period provided for in this Agreement; and

WHEREAS, the Company has previously entered into an employment agreement with Executive dated April 12, 1999; and

WHEREAS, Executive and the Board of Directors of the Company desire to enter into an updated and revised agreement setting forth the terms and conditions of the continuing employment of Executive and the related rights and obligations of each of the parties.

NOW, THEREFORE, in consideration of the promises and mutual covenants herein contained, it is hereby agreed as follows:

1.  Position and Responsibilities.

(a) During the period of Executive's employment under this Agreement, Executive agrees to serve as President and Chief Executive Officer of the Company. Executive shall have responsibility for the general management and control of the business and affairs of the Company and its subsidiaries and shall perform all duties and shall have all powers which are commonly incident to the offices of President and Chief Executive Officer or which, consistent with those offices, are delegated to him by the Board or Directors. During the term of this Agreement, Executive also agrees to serve, if elected, as a director of the Company or any of its subsidiaries.

(b) During the period of Executive's employment under this Agreement, except for periods of absence occasioned by illness, vacation, and reasonable leaves of absence, Executive shall devote substantially all of his business time, attention, skill and efforts to the faithful performance of his duties under this Agreement, including activities and services related to the organization, operation and management of the Company and its subsidiaries, as well as participation in community, professional and civic organizations; provided, however, that, Executive may serve, or continue to serve, on the boards of directors of, and hold any other offices or positions in, companies or organizations listed by Executive on his annual conflict of interest reporting.

(c) The Company will furnish Executive with the working facilities and staff customary for executive officers with the titles and duties set forth in this Agreement and as are necessary for him to perform his duties. The location of such facilities and staff shall be at the principal administrative offices of the Company.

2.  Term of Employment.

(a) The term of this Agreement shall be (i) the initial term, consisting of the period commencing on the date of this Agreement (the "Effective Date") and ending on the third anniversary of the Effective Date, plus (ii) any and all extensions of the initial term made pursuant to this Section 2.

(b) Commencing on the Effective Date and on each day thereafter, the term under this Agreement shall be renewed automatically for an additional one (1) day period beyond the then effective expiration date without action by any party, provided that neither the Company, on the one hand, nor Executive, on the other, shall have given at least sixty (60) days written notice of its or his desire that the term not be renewed. If such notice is given by one party to the other, the term of this Agreement shall become fixed and shall end on the third anniversary of the date specified in such written notice.

(c) Notwithstanding anything contained in this Agreement to the contrary, either Executive or the Company may terminate Executive's employment with the Company at any time during the term of this Agreement, subject to the terms and conditions of this Agreement.

3.  Compensation and Benefits.

(a) Base Salary. The Company agrees to pay Executive during the term of this Agreement a base salary at the rate of $200,000 per annum, payable in accordance with the Company's customary payroll practices. The Board of Directors of the Company shall review annually the rate of Executive's base salary based upon factors they deem relevant, and may maintain or increase his base salary, provided that no such action shall reduce the rate of base salary below the rate in effect on the Effective Date. In the absence of action by the Board of Directors of the Company, Executive shall continue to receive a base salary at the per annum rate specified on the Effective Date or, if another rate has been established under the provisions of this Section 3, the rate last properly established by action of the Board of Directors. Executive's base salary shall include any amounts of compensation deferred by Executive under any tax-qualified retirement or welfare benefit plan or any other deferred compensation arrangement maintained by the Company or the Bank.

(b) Board Fees. Executive shall be entitled to receive a retainer and fees for serving as a director or the Bank in amounts equal to the other members of the Board of the Directors of the Company or the Bank. Board remuneration paid to Executive shall be in addition to and not in lieu of any other remuneration provided under this Agreement.

(c) Incentive Compensation. Executive shall be entitled to participate in discretionary bonus or other incentive compensation programs that the Board of Directors may establish from time to time for senior management employees pursuant to bonus plans, or otherwise.

(d) Club Dues. In addition to any other compensation provided for under this Agreement, the Company or the Bank shall pay Executive an amount sufficient, on an after-tax basis, to maintain his membership at Champaign Country Club.

(e) Automobile and Cellular Phone. The Company or the Bank shall provide Executive with, and Executive shall have the primary use of, an automobile owned or leased by the Company or the Bank and the Company or the Bank shall pay (or reimburse Executive) for all expenses of insurance, registration, operation and maintenance of the automobile. Executive shall comply with reasonable reporting and expense limitations on the use of the automobile as the Company or the Bank may establish from time to time, and the Company or the Bank shall annually include on Executive's Form W-2 any amount attributable to Executive's personal use of such automobile. The Company or the Bank shall also provide Executive with a cellular phone and shall pay (or reimburse Executive) for all reasonable expenses related to the business use of such phone.

(f) Vacation and Holidays. Executive shall take vacation at a time mutually agreed upon by the Company and Executive. Executive shall receive his base salary and other benefits during periods of vacation. Executive shall also be entitled to paid legal holidays and other leave in accordance with the policies of the Company.

(g) Other Employee Benefits. In addition to any other compensation or benefits provided for under this Agreement, Executive shall be entitled to continue to participate in any employee benefit plans, arrangements and perquisites of the Company or the Bank in which he participated or was eligible to participate as of the Effective Date. Executive shall also be entitled to participate in any employee benefits or perquisites the Company or the Bank offers to full-time employees or executive management in the future. The Company or the Bank will not, without Executive's prior written consent, make any changes in such plans, arrangements or perquisites which would adversely affect Executive's rights or benefits thereunder without separately providing for an arrangement that ensures Executive receives or will receive the economic value that Executive would otherwise lose as a result of such adverse effect. Without limiting the generality of the foregoing provisions of this paragraph, Executive shall be entitled to participate in or receive benefits under all plans relating to stock options, restricted stock awards, stock purchases, pension, profit sharing, employee stock ownership, supplemental retirement, group life insurance, medical and other health and welfare plans or coverage that are made available by the Company or the Bank at the Effective Time or at any future time during the term of this Agreement, subject to and on a basis consistent with the terms, conditions and overall administration of such plans and arrangements.

4.  Payments to Executive Upon an Event of Termination.

(a) Upon the occurrence of an Event of Termination (as herein defined) during Executive's term of employment under this Agreement, the provisions of this Section 4 shall apply. Unless Executive agrees otherwise, as used in this Agreement, an "Event of Termination" shall mean and include any one or more of the following: (i) the termination by the Company of Executive's full-time employment for any reason other than a termination governed by
Section 7 of this Agreement; or (ii) Executive's resignation from the Company, upon any: (A) notice to Executive of non-renewal of the term of this Agreement; (B) failure to reappoint Executive as President and Chief Executive Officer; (C) material change in Executive's functions, duties, or responsibilities with the Company or its subsidiaries, which change would cause Executive's position(s) to become of lesser responsibility, importance, or scope from the position and attributes thereof described in Section 1 of this Agreement; (D) relocation of Executive's principal place of employment by more than fifty (50) miles from its location at the Effective Date of this Agreement; (E) material reduction in the benefits and perquisites from those being provided to Executive as of the Effective Date of this Agreement; (F) liquidation or dissolution of the Company or the Bank; or (G) breach of this Agreement by the Company. Upon the occurrence of any event described in clauses (A), (B), (C), (D), (E), (F) or (G), above, Executive shall have the right to terminate his employment under this Agreement by resignation upon not less than sixty (60) days prior written notice given within six (6) full calendar months after the event giving rise to Executive's right to elect to terminate his employment.

(b)  Upon Executive's termination of employment in accordance with paragraph
(a) of this Section 4, on the Date of Termination, as defined in Section 8 of this Agreement, the Company shall be obligated to pay Executive, or, in the event of his death following the Date of Termination, his beneficiary or beneficiaries, or his estate, as the case may be, an amount equal to the sum of: (i) the base salary and incentive compensation that would have been paid to Executive for the remaining term of this Agreement had the Event of Termination not occurred (based on Executive's then current base salary and most recently paid or accrued bonus at the time of the Event of Termination) plus (ii) the value, as calculated by a recognized firm customarily performing such valuation, of any stock options which, as of the Date of Termination, have been granted to Executive but are not exercisable by Executive and the value of any restricted stock awards which have been granted to Executive, but in which Executive does not have a non-forfeitable or fully-vested interest as of the Date of Termination, plus (iii) the value of all employee benefits that would have been provided to Executive for the remaining term of this Agreement had the Event of Termination not occurred, based on the most recent level of contribution, accrual or other participation by or on behalf of Executive. At the election of Executive, which election is to be made prior to the Date of Termination, such payments shall be made in a lump sum. In the event that no election is made, payment to Executive will be made on a monthly basis in approximately equal installments during the remaining term of this Agreement. These payments shall not be reduced in the event Executive subsequently obtains other employment.

(c)  In addition to the payments provided for in paragraph (b) of this
Section 4, upon Executive's termination of employment in accordance with the provisions of paragraph (a) of this Section 4, to the extent that the Company or the Bank continues to offer any life, medical, dental or disability insurance plans or arrangements in which Executive or his dependents participate as of the date of the Event of Termination (each being a "Welfare Plan"), Executive and his covered dependents shall continue participating in such Welfare Plans at no premium cost to Executive and subject to the same premium contributions for Executive's dependents as were required immediately prior to the Event of Termination until the earlier of (i) Executive's death;
(ii) his employment by another employer other than one of which he is the majority owner; or (iii) the end of the remaining term of this Agreement. If the Company or the Bank does not offer the Welfare Plans at any time after the Event of Termination, then the Company shall provide Executive with a payment equal to its share of the premiums for such benefits for the period which runs until the earlier of (i) his death; (ii) his employment by another employer other than one of which he is the majority owner; or (iii) the end of the remaining term of this Agreement.

5.  Change in Control.

(a) For purposes of this Agreement, a "Change in Control" shall mean an event that: (i) would be required to be reported in response to Item 1(a) of the current report on Form 8-K, as in effect on the date hereof, pursuant to
Section 13 or 15(d) of the Securities Exchange Act of 1934 (the "Exchange Act"); or (ii) results in a Change in Control of the Bank or the Company within the meaning of the Home Owners' Loan Act of 1933, as amended, the Federal Deposit Insurance Act, or the Rules and Regulations promulgated by the Office of Thrift Supervision (or its predecessor agency), as in effect on the date hereof (provided, that in applying the definition of change in control as set forth under the rules and regulations of the OTS, the Board of Directors shall substitute its judgment for that of the OTS); or (iii) without limitation, such a Change in Control shall be deemed to have occurred at such time as: (A) any "person" (as the term is used in Sections 13(d) and 14(d) of the Exchange Act) is or becomes the "beneficial owner" (as defined in Rule 13d-3 under the Exchange Act), directly or indirectly, of voting securities of the Bank or the Company representing 20% or more of the Bank's or the Company's outstanding voting securities or the right to acquire such securities, except for any voting securities of the Bank purchased by the Company and any voting securities purchased by any employee benefit or stock-based compensation plan of the Company or its subsidiaries; or (B) individuals who constitute the Board of Directors on the date hereof (the "Incumbent Board") cease for any reason to constitute at least a majority thereof, provided that any person becoming a director subsequent to the date hereof whose election was approved by a vote of at least three-quarters (3/4) of the directors comprising the Incumbent Board, or whose nomination for election by the Company's stockholders was approved by a Nominating Committee solely composed of members who are Incumbent Board members, shall be, for purposes of this clause (B), considered as though he or she were a member of the Incumbent Board; or (C) a plan of reorganization, merger, consolidation, or sale of all or substantially all of the assets of the Bank or the Company, or a similar transaction occurs or is effectuated, in which the Bank or Company is not the resulting entity; provided, however, that such an event will be deemed to have occurred or to have been effectuated upon the receipt of all required federal regulatory approvals, not including the lapse of any statutory waiting periods; or (D) a proxy statement has been distributed soliciting proxies from stockholders of the Company, by someone other than the current management of the Company, seeking stockholder approval of a plan of reorganization, merger or consolidation of the Company or Bank with one or more corporations, as a result of which the outstanding shares of the class of securities then subject to such plan or transaction are exchanged for or converted into cash or property or securities not issued by the Bank or the Company; or (E) a tender offer is made for 20% or more of the voting securities of the Bank or the Company then outstanding.

(b) If any of the events described in paragraph (a) of this Section 5, constituting a Change in Control, have occurred, or if the Board of Directors determines that a Change in Control has occurred, Executive shall be entitled to the benefits provided for in paragraphs (c), (d), (e), (f) and (g) of this
Section 5 upon his termination of employment at any time during the term of this Agreement on or after the date the Change in Control occurs due to (i) Executive's dismissal; (ii) Executive's resignation following any demotion, loss of title, office or significant authority or responsibility, reduction in annual compensation or benefits or relocation of his principal place of employment by more than fifty (50) miles from its location immediately prior to the Change in Control; or (iii) Executive's resignation for any reason within the sixty (60) day period following the date that is one year from the date of the Change in Control, unless Executive's termination is for Just Cause as defined in Section 7 of this Agreement; provided, however, that such benefits shall be reduced by any payments made under Section 4 of this Agreement.

(c) Upon the occurrence of a Change in Control, followed by Executive's termination of employment as provided for in paragraph (b) of this Section 5, the Company shall pay Executive, or in the event of his subsequent death, his beneficiary or beneficiaries or his estate, as the case may be, as severance pay or liquidated damages, or both, a sum equal to the greater of: 1) the payments and benefits due for the remaining term of this Agreement; or 2) the greater of (i) five (5) times Executive's average annual compensation for the five (5) preceding taxable years, (ii) five (5) times Executive's highest annual compensation over the most recent five taxable years, or (iii) five
(5) times Executive's annual compensation over the trailing twelve (12) month period.

In determining Executive's annual compensation for purposes of this Section 5, annual compensation shall include base salary and any other taxable income, including, but not limited to, amounts related to the granting, vesting or exercise of restricted stock or stock option awards (including the value realized on the exercise of incentive stock options, whether taxable or not at the time of exercise), commissions, bonuses (whether paid or accrued for the applicable period), severance payments, retirement benefits, director or committee fees and fringe benefit, paid or to be paid to Executive, or paid for Executive's benefit, during any such year, as well as profit sharing, employee stock ownership plan and other retirement contributions or benefits, including any tax-qualified or non-tax qualified plans or arrangements (whether or not taxable) made or accrued on behalf of Executive for such year and the value (based on the Black-Scholes valuation method) of stock options (based on the values determined for purposes of the Company's FAS 123 determination in the Company's financial statements for the year that includes and immediately follows the date of vesting).

At the election of Executive, which shall be made prior to or within thirty
(30) days of the Date of Termination on or following a Change in Control, payment may be made in a lump sum (without discount for early payment) on or immediately following the Date of Termination (which may be the date a Change in Control occurs) or paid in equal monthly installments during the sixty
(60) months following Executive's termination. In the event that no election is made, payment to Executive will be made on a monthly basis during the sixty (60) months following Executive's termination.

(d) Upon the occurrence of a Change in Control, Executive will be entitled to receive benefits due him under or contributed by the Bank or the Company on his behalf pursuant to any retirement, incentive, profit sharing or other retirement, bonus, performance, disability or other employee benefit plan maintained by the Company or the Bank on Executive's behalf, to the extent such benefits are not otherwise paid to Executive under a separate provision of this Agreement. In addition, for purposes of determining his vested accrued benefit, Executive shall be credited, either under any defined benefit pension plan maintained by the Bank or, if not permitted under such plan, under a separate arrangement, with the additional "years of service" that he would have earned for vesting and benefit accrual purposes for the remaining term of the Agreement had his employment not terminated.

(e) Upon the Executive's termination of employment in connection with a Change in Control, the Company will cause to be continued life, medical, dental and disability coverage substantially identical to the coverage maintained by the Company or the Bank for Executive and any of his dependents covered under such plans immediately prior to the Change in Control. Such coverage and payments shall cease upon the expiration of sixty (60) full calendar months following the Date of Termination. In the event Executive's participation in any of these plans or programs is barred, the Company shall arrange to provide Executive and his dependents with benefits substantially similar to those they would otherwise have been entitled to receive under such plans and programs, or at the election of Executive, provide the economic equivalent of such coverage.

(f) The use or provision of any membership, license, automobile use, or other perquisites shall be continued during the remaining term of the Agreement on the same financial terms and obligations as were in place immediately prior to the Change in Control. To the extent that any item referred to in this paragraph will, at the end of the term of this Agreement, no longer be available to Executive, Executive will have the option to purchase all rights then held by the Company or the Bank to such item for a price equal to the then fair market value of the item.

(g)  In the event that Executive is receiving monthly payments pursuant to
Section 5(c) hereof, between the dates of January 1 and January 31 of each year thereafter, Executive shall elect whether the balance of the amount payable under the Agreement at that time shall be paid in a lump sum or on a pro rata basis. Such election shall be irrevocable for the year for which it is made.

6.  Change in Control Related Provisions.

(a) Notwithstanding the preceding provisions of Section 5 of this Agreement, for any taxable year in which Executive shall be liable for the payment of an excise tax under Section 4999 of the Code (or any successor provision thereto), with respect to any payment in the nature of compensation made by the Company or its subsidiaries to (or for the benefit of) Executive pursuant to this Agreement or otherwise, the Company (or any successor thereto) shall pay to Executive an amount determined under the following formula:

            An amount equal to:  (E x P) + X

         WHERE:

            X   =                     E x P
                   -----------------------------------------
                   1 - [(FI x (1 - SLI)) + SLI + E + M + PO]

            E   =  the rate at which the excise tax is assessed under Section
                  4999 of the Code;

            P   =  the amount with respect to which such excise tax is
                  assessed, determined without regard to this Section 6;

            FI  =  the highest marginal rate of federal income, employment, and other taxes (other than taxes imposed under Section 4999 of the Code) applicable to Executive for the taxable year in question (including any effective increase in Executive's tax rate attributable to the disallowance of any deduction);

            SLI = the sum of the highest marginal rates of income and payroll tax applicable to Executive under applicable state and local laws for the taxable year in question (including any effective increase in Executive's tax rate attributable to the disallowance of any deduction);

            M   =  highest marginal rate of Medicare tax; and

            PO  =  adjustment for phase out of or loss of deduction, personal exemption or other similar items.

With respect to any payment in the nature of compensation that is made to (or for the benefit of) Executive under the terms of this Agreement or otherwise, and on which an excise tax under Section 4999 of the Code may or will be assessed, the payment determined under this Section 6 shall be made to Executive on the earliest of: (i) the date the Company is required to withhold such tax; (ii) the date the tax is required to be paid by Executive; or (iii) at the time of the Change in Control. Notwithstanding any provision in this Agreement to the contrary is the intention of the parties that the Company provide Executive with a full tax gross-up under the provisions of this Section 6, so that on a net after-tax basis, the result to Executive shall be the same as if the excise tax under Section 4999 (or any successor provisions) of the Code had not been imposed. The payment shall be adjusted, as appropriate, if alternative minimum tax rules under the Code are applicable to Executive.

(b) Notwithstanding the foregoing, if it is: (i) initially determined by the Company's tax advisors that no excise tax under Section 4999 is due with respect to any payment or benefit described in the first paragraph of Section 6(a) and, it is subsequently determined in a final judicial determination or a final administrative settlement that the Section 4999 excise tax is due with respect to such payments or benefits; or (ii) it is subsequently determined in a final judicial determination or a final administrative settlement to which Executive is a party that the excise tax under Section 4999 is due or that the excess parachute payment as defined in Section 4999 of the Code is more than the amount determined as "P", above (such revised determination under (i) or (ii) above being thereafter referred to as the "Determinative Excess Parachute Payment"), then the tax advisors of the Company (or any successor thereto) shall determine the amount (the "Adjustment Amount"), the Company (or its successor) must pay to Executive, in order to put Executive in the same position as Executive would have been if the amount determined as "P" above had been equal to the Determinative Excess Parachute Payment. In determining the Adjustment Amount, the tax advisors shall take into account any and all taxes (including any penalties of any nature and interest) paid or payable by Executive in connection with such final judicial determination or final administrative settlement. As soon as practicable after the Adjustment Amount has been so determined, the Company shall pay the Adjustment Amount to Executive.

(c) The Company (or its successor) shall indemnify and hold Executive harmless from any and all losses, costs and expenses (including, without limitation, reasonable attorney's fees, reasonable accountant's fees, interest, fines and penalties of any kind) which Executive incurs as a result of any administrative or judicial review of Executive's liability under
Section 4999 of the Code by the Internal Revenue Service or any comparable state agency, through and including a final judicial determination or final administrative settlement of any dispute arising out of Executive's liability for the Section 4999 excise tax or otherwise relating to the classification for purposes of Section 280G of the Code of any payment or benefit in the nature of compensation made or provided to Executive by the Company or any successor thereto. Executive shall promptly notify the Company in writing whenever Executive receives notice of the commencement of any judicial or administrative proceeding, formal or informal, in which the federal tax treatment under Section 4999 of the Code of any amount paid or payable under this Agreement is being reviewed or is in dispute (including a notice of audit or other inquiry concerning the reporting of Executive's liability under Section 4999). The Company (or its successor) may assume control at its expense over all legal and accounting matters pertaining to such federal or state tax treatment (except to the extent necessary or appropriate for Executive to resolve any such proceeding with respect to any matter unrelated to amounts paid or payable pursuant to this contract) and Executive shall cooperate fully with the Company in any such proceeding. Executive shall not enter into any compromise or settlement or otherwise prejudice any rights the Company (or its successor) may have in connection therewith without prior consent by the Company (or its successor). In the event that the Company (or any successor thereto) elects not to assume control over such matters, the Company (or any successor thereto) shall promptly reimburse Executive for all expenses related to such matters as and when incurred upon the presentation of appropriate documentation relating thereto.

7.  Termination for Just Cause

The phrase termination for "Just Cause" shall mean termination because of Executive's personal dishonesty, incompetence, willful misconduct, any breach of fiduciary duty involving personal profit, intentional failure to perform stated duties, willful violation of any law, rule, regulation (other than traffic violations or similar offenses), final cease and desist order or material breach of any provision of this Agreement. Notwithstanding the foregoing, Executive shall not be deemed to have been terminated for Just Cause unless and until there shall have been delivered to him a Notice of Termination which shall include a copy of a resolution duly adopted by the affirmative vote of not less than three-fourths (3/4) of the members of the Board of Directors at a meeting of the Board of Directors called and held for that purpose (after reasonable notice to Executive and an opportunity for him, together with counsel, to be heard before the Board of Directors), finding that, in the good faith opinion of the Board of Directors, Executive was guilty of conduct justifying termination for Just Cause and specifying in detail the particulars of such conduct. Executive shall not have the right to receive compensation or other benefits for any period after termination
for Just Cause.   During the period beginning on the date of the Notice of
Termination for Just Cause pursuant to Section 8 hereof through the Date of Termination, stock options granted to Executive under any stock option plan shall not be exercisable nor shall any unvested awards granted to Executive under any stock benefit plan of the Bank, the Company or any subsidiary or affiliate thereof, vest. At the Date of Termination, these stock options and any unvested awards shall become null and void and shall not be exercisable by or delivered to Executive at any time subsequent to his termination for Just Cause.

8.  Notice.

(a) Any purported termination by the Company or by Executive shall be communicated by a Notice of Termination to the other party hereto. For purposes of this Agreement, a "Notice of Termination" shall mean a written notice which indicates the specific termination provision in this Agreement relied upon and sets forth in reasonable detail the facts and circumstances claimed to provide a basis for termination of Executive's employment under the provision so indicated.

(b) "Date of Termination" shall mean the date specified in the Notice of Termination (which, in the case of a termination for Just Cause, shall not be less than thirty (30) days from the date such Notice of Termination is given).

(c) If, within thirty (30) days after any Notice of Termination is given, the party receiving such Notice of Termination notifies the other party that a dispute exists concerning the termination, except upon the occurrence of a Change in Control and voluntary termination by Executive, in which case the Date of Termination shall be the date specified in the Notice, the Date of Termination shall be the date on which the dispute is finally determined, either by mutual written agreement of the parties, by a binding arbitration award or by a final judgment, order or decree of a court of competent jurisdiction (the time for appeal therefrom having expired and no appeal having been perfected), and provided further that the Date of Termination shall be extended by a notice of dispute only if such notice is given in good faith and the party giving such notice pursues the resolution of such dispute with reasonable diligence. Notwithstanding the pendency of any such dispute, the Company will continue to pay Executive his full compensation in effect when the notice giving rise to the dispute was given (including, but not limited to, base salary) and continue him as a participant in all compensation, benefit and insurance plans in which he was participating when the notice of dispute was given, until the dispute is finally resolved in accordance with this Agreement. Amounts paid pursuant to this provision shall be in addition to all other amounts due under this Agreement and shall not be offset against or reduce any other amounts due under this Agreement.

9.  Post-Termination Obligations.

All payments and benefits to Executive under this Agreement shall be subject to Executive's compliance with this Section 9 for one (1) full year after the earlier of the expiration of this Agreement or the termination of Executive's employment with the Company. Executive shall, upon reasonable notice, furnish such information and assistance to the Company as may reasonably be required by the Company in connection with any litigation in which it or any of its subsidiaries or affiliates is, or may become, a party.

10.  Non-Competition and Non-Disclosure.

(a) Upon any termination of Executive's employment pursuant to Section 4 of this Agreement, Executive agrees not to compete with the Company or its subsidiaries for a period of one (1) year following such termination in any city, town or county in which Executive's normal business office is located and the Company or any of its subsidiaries has an office or has filed an application for regulatory approval to establish an office, determined as of the effective date of such termination, except as agreed to pursuant to a resolution duly adopted by the Board of Directors. Executive agrees that during such period and within said cities, towns and counties, Executive shall not work for or advise, consult or otherwise serve with, directly or indirectly, any entity whose business materially competes with the depository, lending or other business activities of the Company or its subsidiaries. The parties hereto, recognizing that irreparable injury will result to the Company or its subsidiaries, its business and property in the event of Executive's breach of this Subsection 10(a), agree that, in the event of any such breach by Executive, the Company or its subsidiaries will be entitled, in addition to any other remedies and damages available, to an injunction to restrain the violation hereof by Executive, Executive's partners, agents, servants, employees and all persons acting for or under the direction of Executive. Executive represents and admits that in the event of the termination of his employment pursuant to Section 4 of this Agreement, Executive's experience and capabilities are such that Executive can obtain employment in a business engaged in other lines and/or of a different nature than the Company or its subsidiaries, and that the enforcement of a remedy by way of injunction will not prevent Executive from earning a livelihood. Nothing herein will be construed as prohibiting the Company or its subsidiaries from pursuing any other remedies available to them for such breach or threatened breach, including the recovery of damages from Executive.

(b) Executive recognizes and acknowledges that the knowledge of the business activities and plans for business activities of the Company and its subsidiaries as it may exist from time to time, is a valuable, special and unique asset of the business of the Company and its subsidiaries. Executive will not, during or after the term of his employment, disclose any knowledge of the past, present, planned or considered business activities of the Company and its subsidiaries thereof to any person, firm, corporation or other entity for any reason or purpose whatsoever unless expressly authorized by the Board of Directors or required by law. Notwithstanding the foregoing, Executive may disclose any knowledge of banking, financial and/or economic principles, concepts or ideas which are not solely and exclusively derived from the business plans and activities of the Company or its subsidiaries.
In the event of a breach or threatened breach by Executive of the provisions of this Section 10(b), the Company will be entitled to an injunction restraining Executive from disclosing, in whole or in part, his knowledge of the past, present, planned or considered business activities of the Company or its subsidiaries or from rendering any services to any person, firm, corporation or other entity to whom such knowledge, in whole or in part, has been disclosed or is threatened to be disclosed. Nothing herein will be construed as prohibiting the Company from pursuing any other available remedies for such breach or threatened breach, including the recovery of damages from Executive.

11.  Death and Disability.

(a) Death. Notwithstanding any other provision of this Agreement to the contrary, in the event of Executive's death during the term of this Agreement, the Company shall immediately pay his estate any salary and bonus accrued but unpaid as of the date of his death, and, for a period of six (6) months after Executive's death, the Company shall continue to provide his dependents medical insurance benefits existing on the date of his death and shall pay Executive's designated beneficiary all compensation that would otherwise be payable to him pursuant to Section 3(a) of this Agreement. This provision shall not negate any rights Executive or his beneficiaries may have to death benefits under any employee benefit plan of the Company or the Bank.

(b)  Disability

   (i) The Company or Executive may terminate Executive's employment after having established Executive's Disability. For purposes of this agreement, "Disability" means a physical or mental infirmity that impairs Executive's ability to substantially perform his duties under this Agreement and that results in Executive becoming eligible for long-term disability benefits under the Company's or the Bank's long-term disability plan (or, if the Company or the Bank has no such plan in effect, that impairs Executive's ability to substantially perform his duties under this Agreement for a period of one hundred eighty (180) consecutive days). The Board of Directors shall determine whether or not Executive is and continues to be permanently disabled for purposes of this Agreement in good faith, based upon competent medical advice and other factors that they reasonably believe to be relevant. As a condition to Executive's receipt of disability benefits, the Board of Directors may require Executive to submit to such physical or mental evaluations and tests as it deems reasonably appropriate.

   (ii) In the event of Disability, Executive's obligation to perform services under this Agreement will terminate. In the event of such termination, Executive shall continue to receive (x) one hundred percent (100%) of his monthly Base Salary (at the annual rate in effect on the Date of Termination) through the one hundred eightieth (180th) day following the Date of Termination by reason of Disability and (y) sixty percent (60%) of his monthly base salary from the one hundred eighty-first (181st) day following termination through the earlier of the date of his death or the date he attains age 65. Such payments shall be reduced by the amount of any short- or long-term disability benefits payable to Executive under any disability program sponsored by the Company or the Bank. In addition, during any period of Executive's Disability, Executive and his dependents shall, to the greatest extent possible, continue to be covered under all benefit plans (including, without limitation, retirement plans and medical, dental and life insurance plans) of the Company or the Bank in which Executive participated prior to the occurrence of Executive's Disability, on the same terms as if Executive were actively employed by the Company.

12.  Source of Payments.

(a) All payments provided for in this Agreement shall be timely paid in cash or check from the general funds of the Company, subject to Section 12(b).

(b) Notwithstanding any contrary provision of this Agreement, to the extent that payments and benefits, are paid to or received by Executive under the Employment Agreement in effect between Executive and the Bank (the "Bank Agreement"), such compensation payments and benefits paid by the Bank will be subtracted from any amount due simultaneously to Executive under similar provisions of this Agreement. Payments made pursuant to this Agreement and the Bank Agreement shall be allocated in proportion to the level of activity and the time expended on such activities by Executive as determined by the Company and the Bank.

13.  Effect of Prior Agreements and Existing Benefit Plans.

This Agreement contains the entire understanding between the parties hereto and supersedes any prior employment agreements between the Company or any predecessor of the Company and Executive, except that this Agreement shall not affect or operate to reduce any benefit or compensation inuring to Executive of a kind elsewhere provided. No provision of this Agreement shall be interpreted to mean that Executive is subject to receiving fewer benefits than those available to him without reference to this Agreement.

14.  No Attachment.

(a) Except as required by law, no right to receive payments under this Agreement shall be subject to anticipation, commutation, alienation, sale, assignment, encumbrance, charge, pledge or hypothecation, or to execution, attachment, levy or similar process or assignment by operation of law, and any attempt, voluntary or involuntary, to affect any such action shall be null, void and of no effect.

(b) This Agreement shall be binding upon, and inure to the benefit of, Executive, the Company and their respective successors and assigns.

15.  Modification and Waiver.

(a) This Agreement may not be modified or amended except by an instrument in writing signed by the parties hereto.

(b) No term or condition of this Agreement shall be deemed to have been waived, nor shall there be any estoppel against the enforcement of any provision of this Agreement, except by written instrument of the party charged with such waiver or estoppel. No such written waiver shall be deemed a continuing waiver unless specifically stated therein, and each such waiver shall operate only as to the specific term or condition waived and shall not constitute a waiver of such term or condition for the future as to any act other than that specifically waived.

16.  Severability.

If, for any reason, any provision of this Agreement, or any part of any provision, is held invalid, such invalidity shall not affect any other provision of this Agreement or any part of such provision not held to be invalid, and all other provisions or parts of such provisions shall, to the full extent consistent with law, continue in full force and effect.

17.  Headings for Reference Only.

The headings of sections and paragraphs in this Agreement are included solely for convenience of reference and shall not control the meanings or interpretations of any of the provisions of this Agreement.

18.  Governing Law.

This Agreement shall be governed by the laws of the State of Delaware without regard to principles of conflicts of law of that State.

19.  Arbitration.

Any dispute or controversy arising under, or in connection with this Agreement shall be settled exclusively by arbitration conducted before a panel of three (3) arbitrators, sitting in a location selected by Executive that is within fifty (50) miles of the location of the Bank, in accordance with the rules of the American Arbitration Association then in effect. Judgment may be entered on the arbitrator's award in any court having the appropriate jurisdiction; provided, however, that Executive shall be entitled to seek specific performance of his right to be paid until the Date of Termination during the pendency of any dispute or controversy arising under, or in connection with, this Agreement.

In the event any dispute or controversy arising under, or in connection with, Executive's termination is resolved in favor of Executive, whether by judgment, arbitration or settlement, Executive shall be entitled to the payment of all back-pay, including salary, bonuses and any other cash compensation, fringe benefits and any other compensation and benefits due Executive under this Agreement.

20.  Payment of Legal Fees.

All reasonable legal fees paid or incurred by Executive pursuant to any dispute or question of interpretation relating to this Agreement shall be paid or reimbursed by the Company, only if Executive is successful pursuant to a legal judgment, arbitration or settlement.

21.  Indemnification.

The Company shall provide Executive (including his heirs, executors and administrators) with coverage under a standard directors' and officers' liability insurance policy at its expense and shall indemnify Executive (and his heirs, executors and administrators) to the fullest extent permitted under Delaware law against all expenses and liabilities reasonably incurred by him in connection with, or arising out of, any action, suit or proceeding in which he may be involved by reason of his having been a director or officer of the Company (whether or not he continues to be a director or officer at the time of incurring such expenses or liabilities). Such expenses and liabilities shall include, but not be limited to, judgments, court costs and attorneys' fees and the costs of reasonable settlements.

22.  Successor to the Company.

The Company shall require any successor or assignee, whether direct or indirect, by purchase, merger, consolidation or otherwise, to all or substantially all of the business or assets of the Bank or the Company, expressly and unconditionally to assume and agree to perform the Company's obligations under this Agreement, in the same manner and to the same extent that the Company would be required to perform if no such succession or assignment had taken place.

                            SIGNATURE

IN WITNESS WHEREOF, Great American Bancorp, Inc. has caused this Agreement to be executed and its seal to be affixed hereunto by its duly authorized officer and its directors, and Executive has signed this Agreement, on the 15th day of April, 2003.



ATTEST:					GREAT AMERICAN BANCORP, INC.



/s/ Jane F. Adams                   By:    /s/ Ronald E. Guenther
--------------------                ---------------------------------
Corporate Secretary			For the Entire Board of Directors



         [SEAL]


WITNESS:                            EXECUTIVE

/s/ Jane F. Adams                          /s/ George R. Rouse
-------------------                 ---------------------------------
Corporate Secretary				George R. Rouse














                                Exhibit 11.0


Earnings per share (unaudited)

Earnings per share (EPS) were computed as follows
(dollar amounts in thousands except share data):

                                                    Three Months Ended
                                                      March 31, 2003
                                             -------------------------------
                                                        Weighted
                                                         Average   Per Share
                                              Income      Shares     Amount
                                             -------------------------------
Basic Earnings Per Share

  Income available to common stockholders    $   465     779,824    $  0.60

Effect of Dilutive Securities
  Stock options                                           92,260
  Unearned incentive plan shares                           5,399
                                             -------------------------------
Diluted Earnings Per Share
  Income available to common stockholders
   and assumed conversion                    $   465     877,483    $  0.53
                                             ===============================



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
                                             ===============================








                                 Exhibit 99.0

                          CERTIFICATION PURSUANT TO
                           18 U.S.C. SECTION 1350
                                 AS ADDED BY
                 SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


    In connection with the Quarterly Report of Great American Bancorp, Inc. (the "Company") on Form 10-QSB for the period ending March 31, 2003 as filed with the Securities and Exchange Commission (the "Report"), I, George R. Rouse, Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C.
Section 1350, as added by Section 906 of the Sarbanes-Oxley Act of 2002, that:

   1. The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities and Exchange Act of 1934; and

   2. To my knowledge, the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company as of and for the period covered by the Report.




                                           /s/ George R. Rouse
                                           ----------------------------
                                           George R. Rouse
                                           Chief Executive Officer
                                           May 13, 2003




A signed original of this written statement required by Section 906 has been provided to Great American Bancorp, Inc. and will be retained by Great American Bancorp, Inc. and furnished to the Securities and Exchange Commission or its staff upon request.


                          CERTIFICATION PURSUANT TO
                           18 U.S.C. SECTION 1350
                                 AS ADDED BY
                 SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


    In connection with the Quarterly Report of Great American Bancorp, Inc. (the "Company") on Form 10-QSB for the period ending March 31, 2003 as filed with the Securities and Exchange Commission (the "Report"), I, Jane F. Adams, Chief Financial Officer, Secretary and Treasurer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as added by Section 906 of the Sarbanes-Oxley Act of 2002, that:

   1. The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities and Exchange Act of 1934; and

   2. To my knowledge, the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company as of and for the period covered by the Report.



                                           /s/ Jane F. Adams
                                           ----------------------------
                                           Jane F. Adams
                                           Chief Financial Officer,
                                           Secretary and Treasurer
                                           May 13, 2003




A signed original of this written statement required by Section 906 has been provided to Great American Bancorp, Inc. and will be retained by Great American Bancorp, Inc. and furnished to the Securities and Exchange Commission or its staff upon request.




24