Form 10QSB
period 2003-06-30
GREAT AMERICAN BANCORP INC
filed 2003-08-13
CIK 943064

UNITED STATES
                   SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C. 20549

                              FORM 10-QSB
(Mark One)
[ X ]     QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
          SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended      June 30, 2003
                                ----------------------

[   ]     TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
          EXCHANGE ACT

For the transition period from                 to
                              ----------------  -----------------
Commission File Number:                  0-25808
                        -----------------------------------------

                   GREAT AMERICAN BANCORP, INC.
-----------------------------------------------------------------
(Exact name of small business issuer as specified in its charter)

            Delaware                         52-1923366
-----------------------------------------------------------------
State or other jurisdiction of           (I.R.S. Employer
incorporation or organization)           Identification No.)

  1311 S. Neil St., P.O. Box 1010, Champaign, IL   61824-1010
-----------------------------------------------------------------
            (Address of principal executive offices)

                         (217) 356-2265
-----------------------------------------------------------------
                  (Issuer's telephone number)

At July 31, 2003, the Registrant had 758,732 shares of Common Stock outstanding, for ownership purposes, which excludes 1,294,018 shares held as treasury stock.

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

     Item 3.        Defaults Upon Senior Securities

     Item 4.        Submission of Matters to a Vote of Security
                    Holders

     Item 5.        Other Information

     Item 6.        Exhibits and Reports on Form 8-K

SIGNATURES


                 Great American Bancorp, Inc. and Subsidiary
                    Condensed Consolidated Balance Sheets
                 As of June 30, 2003 and December 31, 2002
                      (in thousands except share data)

                                            June 30, 2003      Dec. 31, 2002
                                              (unaudited)
-----------------------------------------------------------------------------
ASSETS
Cash and due from banks                     $       6,395      $       4,990
Interest-bearing demand deposits                   43,786             27,344
                                            --------------------------------
     Cash and cash equivalents                     50,181             32,334

Held-to-maturity securities (fair value of
 $879 and $1,329 at June 30, 2003 and
 December 31, 2002, respectively)                     836              1,262
Mortgage loans held for sale                        1,614              1,658
Loans, net of allowance for loan losses
 of $1,187 and $1,188 in 2003 and 2002,
 respectively                                     106,072            122,336
Premises and equipment                              6,162              6,146
Federal Home Loan Bank stock                        1,281              1,227
Interest receivable                                   578                683
Cash value of life insurance                          276                268
Insurance premiums receivable                         385                225
Deferred income taxes                                  46                 46
Income taxes receivable                               129                 --
Mortgage servicing rights                             170                192
Other                                                 958                873
                                            --------------------------------
     Total assets                           $     168,688      $     167,250
                                            ================================
LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES
 Deposits
  Noninterest-bearing deposits              $      13,002      $      12,399
  Interest-bearing deposits
    Savings, NOW and money market                  62,698             57,343
    Time                                           58,847             61,549
                                            --------------------------------
     Total deposits                               134,547            131,291

 Federal Home Loan Bank advances                   14,000             15,000
 Deferred compensation - directors                    636                645
 Advances from borrowers for taxes
  and insurance                                       211                265
 Accrued postretirement benefit obligation            280                255
 Accrued real estate taxes                            134                138
 Premiums due insurance companies                     662                201
 Dividend payable                                      85                 90
 Income taxes payable                                  --                 55
 Interest payable                                      55                 62
 Other                                                286                310
                                            --------------------------------
    Total liabilities                             150,896            148,312
                                            --------------------------------
Commitments and Contingent Liabilities
                                                                 (continued)


                 Great American Bancorp, Inc. and Subsidiary
              Condensed Consolidated Balance Sheets (Continued)
                 As of June 30, 2003 and December 31, 2002
                      (in thousands except share data)

                                             June 30, 2003     Dec. 31, 2002
                                               (unaudited)
-----------------------------------------------------------------------------
STOCKHOLDERS' EQUITY
Preferred stock, $0.01 par value
 Authorized and unissued --
  1,000,000 shares                          $          --      $          --
Common stock, $0.01 par value
 Authorized -- 7,000,000 shares
 Issued -- 2,052,750 shares
 Outstanding: 2003 - 769,732 shares,
  2002 - 818,490 shares                                21                 21
Additional paid-in-capital                         20,166             20,166
Retained earnings                                  20,112             19,374
                                             --------------------------------
                                                   40,299             39,561

Treasury stock, at cost
 Common: 2003 - 1,283,018 shares,
  2002 - 1,234,260 shares                         (22,443)           (20,557)
Unearned incentive plan shares:
 2003 - 4,469 shares,
 2002 - 4,589 shares                                  (64)               (66)
                                            --------------------------------
     Total stockholders' equity                    17,792             18,938
                                            --------------------------------
     Total liabilities and
      stockholders' equity                  $     168,688      $     167,250
                                            ================================


See notes to condensed consolidated financial statements.


                  Great American Bancorp, Inc. and Subsidiary
                  Condensed Consolidated Statements of Income
                For the Six Months Ended June 30, 2003 and 2002
                   (Unaudited, in thousands except share data)

                                                     2003               2002
----------------------------------------------------------------------------
Interest income
 Loans                                      $       4,252      $       5,256
 Held-to-maturity securities                           34                 62
 Deposits with banks and other                        244                121
                                            --------------------------------
   Total interest income                            4,530              5,439
                                            --------------------------------
Interest expense
 Deposits                                           1,272              1,829
 Federal Home Loan Bank advances                      304                442
 Other                                                 13                 15
                                            --------------------------------
   Total interest expense                           1,589              2,286
                                            --------------------------------
   Net interest income                              2,941              3,153
Provision for loan losses                              --                110
                                            --------------------------------
   Net interest income after
     provision for loan losses                      2,941              3,043
                                            --------------------------------
Noninterest income
 Insurance sales commissions                          801                811
 Brokerage commissions                                 45                 68
 Customer service fees                                277                273
 Other service charges and fees                       119                 94
 Net gains on loan sales                              552                221
 Net loan servicing fees (costs)                      (56)                11
 Other                                                  5                  7
                                             --------------------------------
   Total noninterest income                         1,743              1,485
                                            --------------------------------

                                                                 (continued)


                  Great American Bancorp, Inc. and Subsidiary
            Condensed Consolidated Statements of Income (Continued)
              For the Six Months Ended June 30, 2003 and 2002
                  (Unaudited, in thousands except share data)

                                                     2003               2002
----------------------------------------------------------------------------
Noninterest expense
 Salaries and employee benefits             $       1,853      $       1,672
 Net occupancy expense                                283                286
 Equipment expense                                    247                248
 Data processing fees                                  34                 37
 Deposit insurance premium                             11                 11
 Printing and office supplies                         152                140
 Legal and professional fees                          127                107
 Directors and committee fees                          73                 50
 Insurance expense                                     36                 30
 Marketing and advertising expense                    123                103
 Other                                                252                245
                                            --------------------------------
   Total noninterest expense                        3,191              2,929
                                            --------------------------------
   Income before income taxes                       1,493              1,599
Provision for income taxes                            585                626
                                            --------------------------------
   Net income                               $         908      $         973
                                            ================================

Per Share Data:

  Earnings
   Basic:
     Net income                             $        1.18      $        1.14
                                            ================================
     Average number of shares                     772,244            849,908
                                            ================================

   Diluted:
     Net income                             $        1.06      $        1.06
                                            ================================
     Average number of shares                     856,851            917,894
                                            ================================

  Dividends                                 $        0.22      $        0.22
                                            ================================


See notes to condensed consolidated financial statements.


                  Great American Bancorp, Inc. and Subsidiary
                  Condensed Consolidated Statements of Income
               For the Three Months Ended June 30, 2003 and 2002
                   (Unaudited, in thousands except share data)

                                                     2003               2002
----------------------------------------------------------------------------
Interest income
 Loans                                      $       2,044      $       2,599
 Held-to-maturity securities                           15                 30
 Deposits with banks and other                        142                 72
                                            --------------------------------
   Total interest income                            2,201              2,701
                                            --------------------------------
Interest expense
 Deposits                                             595                880
 Federal Home Loan Bank advances                      150                217
 Other                                                  6                  8
                                            --------------------------------
   Total interest expense                             751              1,105
                                            --------------------------------
   Net interest income                              1,450              1,596
Provision for loan losses                              --                 50
                                            --------------------------------
   Net interest income after
     provision for loan losses                      1,450              1,546
                                            --------------------------------
Noninterest income
 Insurance sales commissions                          395                349
 Brokerage commissions                                 29                 36
 Customer service fees                                151                148
 Other service charges and fees                        59                 50
 Net gains on loan sales                              293                115
 Net loan servicing fees (costs)                      (36)                 7
 Other                                                  1                 --
                                             --------------------------------
   Total noninterest income                           892                705
                                            --------------------------------

                                                                 (continued)


                  Great American Bancorp, Inc. and Subsidiary
            Condensed Consolidated Statements of Income (Continued)
              For the Three Months Ended June 30, 2003 and 2002
                  (Unaudited, in thousands except share data)

                                                     2003               2002
----------------------------------------------------------------------------
Noninterest expense
 Salaries and employee benefits             $         945      $         837
 Net occupancy expense                                142                147
 Equipment expense                                    125                122
 Data processing fees                                  17                 18
 Deposit insurance premium                              6                  5
 Printing and office supplies                          75                 72
 Legal and professional fees                           54                 59
 Directors and committee fees                          36                 25
 Insurance expense                                     18                 16
 Marketing and advertising expense                     71                 57
 Other                                                123                125
                                            --------------------------------
   Total noninterest expense                        1,612              1,483
                                            --------------------------------
   Income before income taxes                         730                768
Provision for income taxes                            287                299
                                            --------------------------------
   Net income                               $         443      $         469
                                            ================================

Per Share Data:

  Earnings
   Basic:
     Net income                             $        0.58      $        0.55
                                            ================================
     Average number of shares                     764,747            845,132
                                            ================================

   Diluted:
     Net income                             $        0.52      $        0.51
                                            ================================
     Average number of shares                     849,894            917,931
                                            ================================

  Dividends                                 $        0.11      $        0.11
                                            ================================


See notes to condensed consolidated financial statements.



                  Great American Bancorp, Inc. and Subsidiary
                Condensed Consolidated Statements of Cash Flows
                For the Six Months Ended June 30, 2003 and 2002
                          (Unaudited, in thousands)

                                                     2003               2002
----------------------------------------------------------------------------
Operating Activities
Net income                                  $         908      $         973
Items not requiring (providing) cash
 Depreciation expense                                 213                235
 Provision for loan losses                             --                110
 Amortization of loan-servicing rights                112                  7
 Amortization of deferred loan fees                   (18)               (14)
 Federal Home Loan Bank stock dividends               (54)               (31)
 Incentive plan expense                                 2                  5
 Net gains on loan sales                             (552)              (221)
 Loans originated for sale                        (22,190)            (8,296)
 Proceeds from loan sales                          22,696             10,559
 Net gain on sales of premises and equipment           --                 (4)
 Changes in:
  Interest receivable                                 105                 12
  Income taxes receivable                            (129)               (67)
  Prepaid expenses and other assets                  (253)               (43)
  Interest payable                                     (7)               (13)
  Other liabilities                                   449                258
  Income taxes payable                                (55)               (23)
                                            --------------------------------
     Net cash provided by
      operating activities                          1,227              3,447
                                            --------------------------------
Investing Activities
 Proceeds from paydowns of mortgage backed
  securities                                          426                369
 Net collections of loans                          16,282              9,669
 Purchase of premises and equipment                  (229)              (147)
 Proceeds from sales of premises and equipment         --                  4
                                            --------------------------------
     Net cash provided by
      investing activities                         16,479              9,895
                                            --------------------------------

                                                                 (continued)


                   Great American Bancorp, Inc. and Subsidiary
           Condensed Consolidated Statements of Cash Flows (Continued)
                 For the Six Months Ended June 30, 2003 and 2002
                            (Unaudited, in thousands)

                                                     2003               2002
----------------------------------------------------------------------------
Financing Activities:
 Net increase in demand deposits,
  money market, NOW and savings accounts    $       5,958      $       4,091
 Net decrease in certificates of deposits          (2,702)            (5,474)
 Proceeds from Federal Home Loan Bank advances         --              2,000
 Repayment of Federal Home Loan Bank advances      (1,000)            (4,500)
 Proceeds from stock options exercised                249                 --
 Purchase of treasury stock                        (2,135)              (469)
 Dividends paid                                      (175)              (188)
 Net decrease in advances from
  borrowers for taxes and insurance                   (54)               (41)
                                             --------------------------------
     Net cash provided by (used in)
      financing activities                            141             (4,581)
                                            --------------------------------
Increase in Cash and Cash Equivalents              17,847              8,761

Cash and Cash Equivalents, Beginning
  of Period                                        32,334             11,166
                                            --------------------------------
Cash and Cash Equivalents, End of
  Period                                    $      50,181      $      19,927
                                            ================================
Supplemental Cash Flows Information

   Interest paid                            $       1,596      $       2,299
                                            ================================
   Income taxes paid (net of refunds)       $         769      $         715
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

2.  Statement of Information Furnished

     The accompanying unaudited consolidated financial statements have been prepared in accordance with Form 10-QSB instructions and Item 310(b) of Regulation S-B, and, in the opinion of management, contain all adjustments necessary to present fairly the financial position as of June 30, 2003 and December 31, 2002, the results of operations for the six months and three months ended June 30, 2003 and 2002, and the cash flows for the six months ended June 30, 2003 and 2002. All adjustments to the financial statements were normal and recurring in nature. These results have been determined on the basis of accounting principles generally accepted in the United States of America. Reclassifications of certain amounts in the 2002 financial statements have been made to conform to the 2003 presentation. The results of operations for the six months and three months ended June 30, 2003 are not necessarily indicative of the results to be expected for the entire fiscal year.

     The condensed consolidated financial statements are those of the Company and the Bank. Certain information and note disclosures normally included in the Company's financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. These condensed consolidated financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company's 2002 Annual Report to Shareholders. The condensed consolidated balance sheet of the Company as of December 31, 2002 has been derived from the audited consolidated balance sheet of the Company as of that date.

3.  Stock Options
     The Company has a stock-based employee compensation plan, which is described more fully in Notes to Financial Statements included in the 2002 Annual Report to Shareholders. The Company accounts for this plan under the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. No stock-based employee compensation cost is reflected in net income, as all options granted under the plan had an exercise price equal to the market value of the underlying common stock on the grant date. The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value provisions of Statement of Financial Accounting Standards
(SFAS) No. 123, Accounting for Stock-Based Compensation, to stock-based employee compensation.


                               Three Months Ended         Six Months Ended
                             ---------------------     ---------------------
                              June 30,    June 30,      June 30,    June 30,
                                2003        2002          2003        2002
                             ---------------------     ---------------------
Net income as reported       $    443    $     469     $    908    $     973
Less: Total stock-based
 employee compensation
 cost determined under the
 fair value based method,
 net of income taxes               (1)          (1)          (1)          (6)
                             ---------------------     ---------------------
    Pro forma net income     $    442    $     468     $    907    $     967
                             =====================     =====================

Earnings per share:
  Basic - as reported        $   0.58    $    0.55     $   1.18    $    1.14
                             =====================     =====================
  Basic - pro forma          $   0.58    $    0.55     $   1.17    $    1.14
                             =====================     =====================
  Diluted - as reported      $   0.52    $    0.51     $   1.06    $    1.06
                             =====================     =====================
  Diluted - pro forma        $   0.52    $    0.51     $   1.06    $    1.05
                             =====================     =====================







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

General

     The Company is the holding company for the Bank. The Bank operates a wholly owned subsidiary, Park Avenue Service Corporation ("PASC"). PASC operates the GTPS Insurance Agency ("Agency") which offers a variety of insurance products, including life, health, automobile, and property and casualty insurance. PASC also offers full service brokerage activities through Scout Brokerage Services, Inc., a subsidiary of United Missouri Bank, and also engages in the sale of fixed-rate and variable-rate tax deferred annuities.

Financial Condition

     The Company's total assets increased $1.44 million from $167.25 million at December 31, 2002 to $168.69 million at June 30, 2003. The growth was primarily in cash and cash equivalents, offset by a decrease in net loans.

     Cash and cash equivalents increased $17.85 million, or 55.2%, from $32.33 million at December 31, 2002 to $50.18 million at June 30, 2003. Cash and cash equivalents, primarily interest-bearing demand deposits, increased mainly as a result of proceeds generated from loan sales. Cash and cash equivalents also increased due to loan repayments and an increase in customer deposits, offset by repayments of Federal Home Loan Bank ("FHLB") advances and purchases of treasury stock. Interest-bearing demand deposits with banks and other grew from $27.34 million at December 31, 2002 to $43.79 million at June 30, 2003, an increase of $16.45 million, or 60.2%.

     Held-to-maturity securities declined from $1.26 million at December 31, 2002 to $836,000 at June 30, 2003 due to repayments of mortgage-backed securities.
     Mortgage loans held for sale decreased from $1.66 million at December 31, 2002 to $1.61 million at June 30, 2003. During the six months ended June 30, 2003, the Company sold $22.23 million in fixed rate one-to-four-family home mortgage loans to the Federal National Mortgage Association ("FNMA"). During 2003, home mortgage rates declined to historically low levels. Interest rates on 30-year fixed rate loans declined to levels not experienced since the 1950's. The Company's 30-year mortgage rate decreased to as low as 5.50% during 2003, while the 15-year rate dropped as low as 4.75%. These low rates prompted a significant number of customers to refinance their existing home mortgage loans. In order to reduce the Company's interest rate risk exposure, the Company sold the majority of these refinanced loans to FNMA.

    During the six months ended June 30, 2003, the Company originated $22.19 million in mortgage loans held for sale, including refinanced loans. During this period, the Company sold $22.23 million in loans. The $1.61 million balance of mortgage loans held for sale at June 30, 2003 consists of loans committed for sale to FNMA. At June 30, 2003 and December 31, 2002, residential mortgage loans serviced for others totaled $41.60 million and $30.68 million, respectively. During 2002 and 2003, the Company maintained the servicing for all residential loans sold.

     The following schedule shows the balances by loan category at June 30, 2003 compared to December 31, 2002, along with the change and percentage change:

                                Balance       Balance
                               June 30,    December 31,          Percentage
                                 2003          2002       Change     Change
----------------------------------------------------------------------------
One-to-four-family mortgage
  loans held for investment   $  44,088    $  60,644     $(16,556)   (27.3)%
Multi-family mortgage loans      19,261       20,249         (988)    (4.9)
Commercial mortgage loans        16,284       16,092          192      1.2
Construction loans                2,176        2,077           99      4.8
----------------------------------------------------------------------------
  Total real estate loans        81,809       99,062      (17,253)   (17.4)
Commercial loans                 10,933       10,063          870      8.6
Consumer loans                   14,517       14,399          118      0.8
----------------------------------------------------------------------------
  Total loans                   107,259      123,524      (16,265)   (13.2)
Allowance for loan losses        (1,187)      (1,188)           1     (0.1)
----------------------------------------------------------------------------
  Total loans, net            $ 106,072    $ 122,336     $(16,264)   (13.3)%
============================================================================

    Net loans declined from $122.34 million at December 31, 2002 to $106.07 million at June 30, 2003, a decrease of $16.26 million, or 13.3%. Net loans, which do not include mortgage loans held for sale, declined mostly due to principal repayments on one-to-four-family residential mortgage loans exceeding loan originations. The majority of new and refinanced one-to-four-family residential mortgage loans in 2003 were originated for sale rather than for investment. Mortgage loans held for sale are separately reported on the consolidated balance sheets. One-to-four-family mortgage loans decreased $16.56 million from December 31, 2002 to June 30, 2003.

     Total deposits increased $3.26 million, or 2.5%, from $131.29 million at December 31, 2002 to $134.55 million at June 30, 2003. Noninterest-bearing deposits increased by $600,000 and savings, NOW and money market deposits grew by $5.36 million, while time deposits declined by $2.70 million during the first six months of 2003. The decline in time deposits was mainly in certificates of deposit maturing in one to two years.

     The growth in savings, NOW and money market accounts was partly due to customers transferring matured certificates of deposit into short-term, interest-bearing demand accounts in anticipation that market interest rates will climb in the near future. The growth in savings, NOW and money market accounts was also due to seasonal fluctuations in these accounts.

     The following table summarizes the balances of deposits at June 30, 2003 and December 31, 2002, the change in the balances and the percentage change:

                               Balance       Balance
                              June 30,    December 31,           Percentage
                                 2003          2002       Change     Change
-----------------------------------------------------------------------------
Noninterest bearing
 checking accounts            $  13,002    $  12,399     $    603       4.9%

Interest bearing:
 NOW accounts                    22,205       20,388        1,817       8.9
 IMMA accounts                   21,915       19,507        2,408      12.3
 Savings accounts                18,578       17,448        1,130       6.5
 Certificates of deposit         58,847       61,549       (2,702)     (4.4)
-----------------------------------------------------------------------------
  Total interest
   bearing deposits             121,545      118,892        2,653       2.2
-----------------------------------------------------------------------------
  Total deposits              $ 134,547    $ 131,291     $  3,256       2.5%
=============================================================================

     FHLB advances totaled $14.00 million at June 30, 2003 compared to $15.00 million at December 31, 2002. In March 2003, a $1.00 million FHLB advance with a rate of 3.06% matured. The following schedule presents FHLB advances at June 30, 2003, by maturity date:

    Date                   Fixed                        First or
     of        Interest      or         Maturity        Next Call
   Advance       Rate     Variable        Date            Date         Amount
-----------------------------------------------------------------------------
March     2002   3.58      Fixed     September 2003    non callable     1,000
October   1998   4.30      Fixed     October   2008   July      2003    5,000
January   2001   4.55      Fixed     January   2011   July      2003    5,000
September 2001   3.80      Fixed     September 2011   September 2004    3,000
                                                                      -------
                                                                      $14,000
                                                                      =======

     The $10.00 million in advances callable in July 2003 were not called. Both of these advances are callable quarterly. The $3.00 million advance has only a one-time call date in September 2004.

     Premiums due insurance companies increased from $201,000 at December 31, 2002 to $662,000 at June 30, 2003 due to fluctuations in billing cycles, additional billings for new customers and an increase in premium rates.

     Total stockholders' equity decreased $1.15 million, from $18.94 million at December 31, 2002 to $17.79 million at June 30, 2003. Book value per outstanding voting share decreased from $23.14 at December 31, 2002 to $23.11 at June 30, 2003.

     The decrease in stockholders' equity is summarized as follows (in thousands):

   Stockholders' equity, December 31, 2002            $   18,938
   Net income                                                908
   Purchase of treasury stock                             (2,135)
   Stock options exercised                                   249
   Dividends declared                                       (170)
   Incentive plan shares allocated                             2
                                                          ------
   Stockholders' equity, June 30, 2003                $   17,792
                                                          ======

     In March 2003, the Company completed a previously announced 5% stock repurchase program. This program was for 41,150 shares, which the Company repurchased at an average price of $29.79 per share. In February 2003, the Company announced a 5% common stock repurchase program that was equal to 38,875 shares. As of July 31, 2003, the Company had repurchased 36,496 shares related to the stock repurchase program announced in February 2003 at an average price of $30.49 per share. In July 2003, the Company announced an additional 5% common stock repurchase program totaling 38,187 shares. All repurchased shares will be held as treasury shares to be used for issuing stock under stock option agreements and for general corporate purposes.

Results of Operations

Comparison of Six Month Periods Ended June 30, 2003 and 2002

     Net income totaled $908,000 for the six months ended June 30, 2003 compared to $973,000 for the six months ended June 30, 2002, a decrease of $65,000, or 6.7%. Basic earnings per share were $1.18 for the six months ended June 30, 2003, compared to $1.14 for the six months ended June 30, 2002. Diluted earnings per share were $1.06 for both periods. Net income decreased in 2003 primarily due to lower net interest income and an increase in noninterest expense, offset by a reduction in the provision for loan losses and an increase in noninterest income.

     Net interest income decreased $212,000, or 6.7%, from $3,153,000 for the six months ended June 30, 2002 to $2,941,000 for the same period in 2003. Interest income declined $909,000, or 16.7%, from $5,439,000 for the six months ended June 30, 2002 to $4,530,000 for the first six months of 2003. Interest expense decreased $697,000, or 30.5%, from $2,286,000 in 2002 to $1,589,000 in 2003.

     Interest income from loans was $4,252,000 for the first six months of 2003, $1,004,000, or 19.1% less than the $5,256,000 recorded for the first six months of 2002. Interest income from loans declined mainly as a result of a decrease in total loans from a year ago and a reduction in average loan yields. The average balance of total net loans, including mortgage loans held for sale, was down $23.06 million in 2003, from $138.61 million in 2002 to $115.55 million in 2003.

     The following schedule compares average total loan balances by major categories for the first six months of fiscal 2003 to the same period in 2002:
                                 Average     Average
                                 Balance     Balance              Percentage
                                  2003        2002       Change     Change
----------------------------------------------------------------------------
One-to-four-family
  mortgage loans                $ 53,668    $ 79,638   $(25,970)    (32.6)%
Multi-family mortgage loans       19,777      19,477        300       1.5
Commercial mortgage loans         16,470      15,366      1,104       7.2
Construction loans                 2,126       3,291     (1,165)    (35.4)
----------------------------------------------------------------------------
  Total real estate loans         92,041     117,772    (25,731)    (21.8)
Commercial loans                  10,211       9,172      1,039      11.3
Consumer loans                    14,488      12,774      1,714      13.4
----------------------------------------------------------------------------
  Total loans                    116,740     139,718    (22,978)    (16.4)
Allowance for loan losses         (1,189)     (1,109)       (80)      7.2
----------------------------------------------------------------------------
  Total loans, net              $115,551    $138,609   $(23,058)    (16.6)%
============================================================================

     The average balance of total loans declined in 2003 mainly due to the Company selling the majority of new and refinanced one-to-four-family residential mortgage loans during 2003. The average balance of total one-to-four-family mortgage loans decreased $25.97 million in 2003, from $79.64 million for the six months ended June 30, 2002 to $53.67 million for the six months ended June 30, 2003. The average balance of one-to-four-family loans serviced for others increased $22.61 million from $13.89 million for the six months ended June 30, 2002 to $36.50 million for the six months ended June 30, 2003.

     The average total balance of commercial mortgage loans increased by $1.10 million, from $15.37 million for the six months ended June 30, 2002 to $16.47 million for the six months ended June 30, 2003. This increase and the $1.17 million decrease in the average total balance of construction loans was mainly due to the transfer of one large loan totaling $1.67 million from construction loans to commercial mortgage loans in May 2002. The $1.04 million increase in the average total balance of commercial loans is primarily due to one commercial loan customer maintaining a higher balance on their line of credit during 2003. Average total consumer loans were $1.71 million higher in 2003 due mainly to the average balance of total home equity loans. The average balance of total home equity loans increased $2.28 million, from $2.46 million for the six months ended June 30, 2002 to $4.74 million for the period ending June 30, 2003. The average total balances of other secured consumer loans declined during 2003.

     Interest income from loans also declined in 2003 due to lower average yields, which resulted from declining interest rates during 2002 and 2003. The prime rate, the rate used by financial institutions in establishing the majority of loan offering rates, was at 4.75% from January 2002 until the rate dropped to 4.25% in November 2002. The prime rate declined again on June 30, 2003 to 4.00%. The average yield on the Company's net loans decreased from 7.65% for the first six months of 2002 to 7.42% for the first six months of 2003.

     Interest income from held-to-maturity securities declined from $62,000 for the six months ended June 30, 2002 to $34,000 for the same period in 2003, mainly due to a decline in the average balance of these investments. The total average balance of held-to-maturity securities declined from $1.87 million during the first six months of 2002 to $1.07 million during the first six months of 2003. Held-to-maturity securities were comprised of mortgage-backed securities during both 2003 and 2002. The average yield on held-to-maturity securities decreased from 6.70% for the first six months of 2002 to 6.42% for the first six months of 2003.

     Interest income from deposits with banks and other increased $123,000, from $121,000 for the six months ended June 30, 2002 to $244,000 for the period ended June 30, 2003, due to an increase in the average balance of these investments. The average balance of total deposits with banks and other increased from $12.90 million during the first six months of 2002 to $37.86 million during the same period in 2003. However, the average yield on deposits with banks and other decreased from 1.89% for the six months ended June 30, 2002 to 1.30% for the six months ended June 30, 2003. The majority of these deposits are overnight funds, which were affected by a decline in short-term market interest rates during 2003.

     Interest expense decreased by $697,000, or 30.5%, from $2,286,000 for the six months ended June 30, 2002 to $1,589,000 for the same period in 2003, mainly interest expense on deposits and FHLB advances. Interest expense on deposits declined $557,000, or 30.5%, from $1,829,000 for the six months ended June 30, 2002 to $1,272,000 for the six months ended June 30, 2003. This decrease was primarily in interest expense on certificates of deposit, which declined $520,000, or 34.9% in 2003. Interest expense on certificates of deposit was $971,000 in the first six months of 2003 compared to $1,491,000 for the first six months of 2002.

     Certificates of deposit interest expense declined due to a reduction in the total average balance of certificates and a decrease in the average rate. Average total certificates of deposit declined from $66.15 million in the first six months of 2002 to $59.99 million in the first six months of 2003. The decline in average certificates of deposit was primarily in the one-year to two-year maturity categories. Because of the decline in market interest rates during 2002 and 2003, the Company lowered offering rates for new and renewing certificates. As a result, many customers moved maturing certificates to shorter-term certificates or into demand or savings accounts. The average rate on certificates of deposit declined from 4.55% for the six months ended June 30, 2002 to 3.26% for the same period in 2003.

     Interest expense on interest-bearing demand and savings deposits declined only slightly in 2003, from $338,000 for the six months ended June 30, 2002 to $301,000 for the six months ended June 30, 2003. The average balance of interest-bearing demand and savings accounts increased $11.71 million, or 23.5%, from $49.86 million in the first six months of 2002 to $61.57 million for the same period in 2003. The weighted average rate accrued on interest-bearing demand and savings deposits decreased from 1.37% for the six months ended June 30, 2002 to 0.99% for the six ended June 30, 2003.

     Interest expense on FHLB advances was $304,000 for the six months ended June 30, 2003 compared to $442,000 for the same period in 2002. The average balance of FHLB advances was $14.39 million for the first six months of 2003 compared to $19.16 million for the same period in 2002. The average rate on FHLB advances decreased from 4.65% for the six months ended June 30, 2002 to 4.26% for the six months ended June 30, 2003.

     Net interest income as a percent of interest earning assets was 3.84% for the six months ended June 30, 2003 versus 4.15% for the same period in 2002. The spread between the yield on interest-earning assets and the rate on interest bearing liabilities was 3.57% and 3.76% for the six months ended June 30, 2003 and 2002, respectively.

     The Company recorded no provision for loan losses for the first six months of 2003 compared to $110,000 for the six months ended June 30, 2002. Management's analyses of the allowance for loan losses during the first six months of 2003 determined that no additional allocation to the allowance was warranted for the period, primarily due to a decrease in non-performing loans and a decrease in total loans. Management assesses the adequacy of the allowance for loan losses based on evaluating known and inherent risks in the loan portfolio and upon management's continuing analysis of the factors underlying the quality of the loan portfolio. While management believes that, based on information currently available, the allowance for loan losses is sufficient to cover losses inherent in its loan portfolio at this time, no assurance can be given that the level of the allowance for loan losses will be sufficient to cover future possible loan losses incurred by the Company or that future adjustments to the allowance for loan losses will not be necessary if economic and other conditions differ substantially from the economic and other conditions used by management to determine the current level of the allowance for loan losses. Management may in the future increase the level of the allowance for loan losses as a percentage of total loans and non-performing loans in the event it increases the level of commercial real estate, multifamily, or consumer lending as a percentage of its total loan portfolio. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the allowance for loan losses. Such agencies may require the Company to provide additions to the allowance based upon judgements different from management.

     During the first six months of 2003, the Company charged-off one consumer loan totaling $3,000 and collected $2,000 in loans previously charged-off. For the six months ended June 30, 2002, the Company charged-off $1,000 in loans and collected $3,000 in recoveries.

     Non-performing loans, which are loans past due 90 days or more and non-accruing loans, totaled $19,000 at June 30, 2003, compared to $190,000 at June 30, 2002. Non-performing loans at June 30, 2003 consisted of one residential mortgage loan totaling $12,000 and two consumer loans totaling $7,000. These loans were all past due 90 days or more at June 30, 2003, with one consumer loan totaling $5,000 in non-accrual status. Non-performing loans at June 30, 2002 consisted of four residential mortgage loans totaling $133,000, and three consumer loans totaling $57,000. All of these loans were past due 90 days or more at June 30, 2002, with one consumer loan totaling $8,000 in non-accrual status. The residential mortgage loan with a balance of $12,000 at June 30, 2003 and the consumer loan totaling $5,000 at June 30, 2003 were included in non-performing loans at both June 30, 2002 and June 30, 2003. The Company stops accruing interest on loans, including past due loans, at such time that the ultimate collection of all principal and interest becomes doubtful. The ratio of the Company's allowance for loan losses to total loans was 1.09% at June 30, 2003 and .86% at June 30, 2002.

     Noninterest income totaled $1,743,000 for the six months ended June 30 2003, compared to $1,485,000 for the same period in 2002, an increase of $258,000, or 17.4%. This increase was mostly due to net gains from the sale of mortgage loans, net of commissions. The Company sold $22.23 million in loans during the first six months of 2003. The Company also committed to sell $1.61 million in loans held for sale at June 30, 2003 and $2.98 million in loan commitments outstanding to customers at June 30, 2003. The Company recorded total net gains of $552,000 related to these sales, including gains on the sale of loans totaling $463,000 and gains from capitalizing mortgage servicing rights of $89,000. During the first six months of 2002, the Company sold $10.45 million in loans, recording total gains of $221,000, which was comprised of net cash gains of $106,000 and gains from capitalizing mortgage servicing rights of $115,000. The Company sells loans in order to provide funding for additional loans and also to reduce interest rate risk due to the decline in home mortgage rates.

     Insurance sales commissions decreased $10,000, or 1.2%, from $811,000 reported for the first six months of 2002 to $801,000 for the first six months of 2003. Brokerage commissions declined $23,000, or 33.8%, from $68,000 for the period ended June 30, 2002 to $45,000 for the six months ended June 30, 2003 due to a reduction in brokerage activity. Other service charges and fees increased $25,000, or 26.6%, from $94,000 for the first six months of 2002 to $119,000 for the first six months of 2003, primarily ATM fees, credit card income and debit card fees. Loan servicing fees decreased from $11,000 in net fees for the first six months of 2002 to $56,000 in net costs for the six months ended June 30, 2003 due to an increase in the amortization of mortgage servicing rights.

     Noninterest expense was $3,191,000 for the first six months of 2003, $262,000 or 8.9% higher than the $2,929,000 recorded for the first six months of 2002. Noninterest expense was higher in 2003 mainly due to increases in salaries and employee benefits expense, legal and professional fees, directors and committee fees and marketing expenses. Salaries and employee benefits expense increased $181,000, or 10.8%, from $1,672,000 for the six months ended June 30, 2002 to $1,853,000 for the first six months of 2003, due partly to normal salary raises. Also, the Agency changed its method of compensating some of the Agency's insurance producers from a salary basis to a commission basis beginning in 2003. This resulted in higher salary costs at the Agency compared to 2002 amounts. Legal and professional expenses were $20,000 higher in 2003 primarily due to corporate matters, included legal fees related to the implementation of the requirements of the Sarbanes-Oxley Act of 2002. Directors and committee fees were $23,000 higher in 2003 due to an increase in the monthly fee paid to directors, which was implemented in the third quarter of 2002. Marketing expense was $20,000 higher in 2003 due mainly to the additional costs of implementing a new web site for local area youth sports: www.firstfedsports.com. The web site provides an additional marketing source for the Company. The site highlights various teams in the community involved in leagues and school sports, such as baseball and soccer. Both individual and team accomplishments are presented and the site includes game schedules, statistics and pictures.

     Total income taxes were $585,000 for the six months ended June 30, 2003 and $626,000 for the same period in 2002. The effective tax rate for the six months ended June 30, 2003 and 2002, were 39.2% and 39.1% respectively.

Comparison of Three Month Periods Ended June 30, 2003 and 2002

     Net income for the three months ended June 30, 2003 was $443,000, a decrease of $26,000, or 5.5%, from the $469,000 recorded for the three months ended June 30, 2002. Basic earnings per share increased $0.03, from $0.55 for the three months ended June 30, 2002 to $0.58 for the same period in 2003, while diluted earnings per share increased $0.01, from $0.51 for 2002 to $0.52 in 2003.

     Net income for the second quarter of 2003 was lower than net income for the second quarter of 2002 mainly due to a reduction in net interest income and an increase in noninterest expense, offset by an increase in noninterest income and the recording of no provision for loan losses for 2003.

     Net interest income was $1,450,000 for the quarter ended June 30, 2003 compared to $1,596,000 for the quarter ended June 30, 2002, a decrease of $146,000, or 9.1%. Because of the significant decline in general interest rates during 2003, both interest income and interest expense were lower in the second quarter of 2003 compared to the second quarter in 2002; however, the decline in interest income was greater.

     Interest income decreased 18.5%, or $500,000, from $2,701,000 for the quarter ended June 30, 2002 to $2,201,000 for the second quarter of 2003, primarily due to reductions in interest income from loans. Interest income from loans decreased $555,000, or 21.4%, from $2,599,000 for the quarter ended June 30, 2002 to $2,044,000 for the same quarter in 2003 due primarily to declines in both average outstanding loans and the average yield on net loans. Total average outstanding loans, including loans held for sale, declined from $136.66 million for the quarter ended June 30, 2002 to $111.65 million for the quarter ended June 30, 2003, a decline of $25.01 million or 18.3%. This decrease occurred primarily as a result of the Company selling the majority of new and refinanced home mortgage loans to FNMA. The average yield on net loans decreased from 7.63% for the second quarter of 2002 to 7.34% for the second quarter of 2003.

     Interest income on investment securities decreased from $30,000 for the three months ended June 30, 2002 to $15,000 for the same period in 2003, due to a reduction in average total investments. Average total investments for the second quarter of 2003 were $967,000, down $813,000, or 45.7%, from $1.78 million for the second quarter of 2002. This decline was due to principal repayments on mortgage-backed securities. The average yield on investment securities for the three months ended June 30, 2003 was 6.22%, while the average yield was 6.78% for the same period in 2002.

     Interest income on deposits with banks and other was $142,000 for the quarter ended June 30, 2003 compared to $72,000 for the quarter ended June 30, 2002. The average balance of deposits with banks and other was $42.19 million for the quarter ended June 30, 2003 versus $15.75 million for the same quarter in 2002. The increase was primarily in interest-bearing demand deposits, which grew as a result of proceeds from loan sales and an increase in customer deposits. The average yield on deposits with banks and other was 1.35% for the quarter ended June 30, 2003 compared to 1.83% for the quarter ended June 30, 2002 due to the decline in short-term interest rates during 2003.

     Interest expense decreased $354,000, or 32.0%, from $1,105,000 for the three months ended June 30, 2002 to $751,000 for the same period in 2003.
The decrease was mainly due to a decline in the average rate paid on interest-bearing deposits. This decline was due to the decrease in market interest rates during 2003 and a shift in deposits from longer-term, higher rate certificates of deposit to savings, NOW and money market accounts. The average rate on interest-bearing deposits declined from 3.03% for the quarter ended June 30, 2002 to 1.96% for the quarter ended June 30, 2003. Average total interest-bearing deposits increased $5.56 million in 2003, from $116.37 million for the quarter ended June 30, 2002 to $121.93 million for the quarter ended June 30, 2003. Average total interest-bearing demand deposits
- NOW, savings and money market accounts increased $11.83 million, from $51.58 million for the second quarter of 2002 to $63.41 million for the second quarter of 2003. Average total certificates of deposit declined $6.28 million, from $64.79 million for the second quarter of 2002 to $58.51 million for the second quarter of 2003. The majority of the decrease in average certificates of deposit occurred in one-year to two-year certificates.

     Interest expense on FHLB advances decreased $67,000, from $217,000 for the three months ended June 30, 2002 to $150,000 for the same period in 2003, due to a decline in total outstanding advances. The average total balance of FHLB advances decreased from $18.92 million for the second quarter of 2002 to $14.00 million for the second quarter of 2003. The average rate on FHLB advances was 4.30% for the three months ended June 30, 2003, compared to 4.60% for the three months ended June 30, 2002.

     Net interest income as a percent of interest earning assets was 3.76% for the three months ended June 30, 2003 versus 4.15% for the same period in 2002. The spread between the yield on interest earning assets and the rate on interest bearing liabilities was 3.50% and 3.76% for the three months ended June 30, 2003 and 2002, respectively.

     The Company recorded no provision for loan losses for the three months ended June 30, 2003 compared to $50,000 for the three months ended June 30, 2002. Management's analyses of the allowance for loan losses during the second quarter of 2003 determined that no additional allocation to the allowance was warranted for the period.

     Noninterest income increased $187,000, or 26.5%, from $705,000 for the quarter ended June 30, 2002 to $892,000 for the three months ended June 30, 2003. The increase was mainly due to higher commission income from insurance activities and net gains from loan sales. Insurance sales commissions were $395,000 for the quarter ended June 30, 2003 compared to $349,000 for the same period in 2002, an increase of $46,000, or 13.2%. The Company sold $13.39 million in one-to-four-family residential mortgage loans during the second quarter of 2003, recording net gains of $293,000, which includes both the cash gains on the sale of loans totaling $239,000 and the gains from capitalizing mortgage servicing rights of $54,000. During the second quarter of 2002, the Company sold $5.35 million in home mortgage loans, recording net gains of $115,000, including both the cash gains on the sale of loans totaling $53,000 and the gains from capitalizing mortgage servicing rights of $62,000.

     Noninterest expense was $1,612,000 for the three months ended June 30, 2003 compared to $1,483,000 for the same period in 2002, an increase of $129,000, or 8.7%. Noninterest expense was higher in 2003 primarily due to increases in salary and benefits expense, which was $108,000, or 12.9%, higher in the second quarter of 2003 compared to the second quarter of 2002. Salary and benefits expense was higher in 2003 due mainly to normal salary raises, higher salary costs at the Agency compared to 2002 amounts due to changing to a commission basis for certain producers in 2003, increases in health insurance premiums and payroll taxes.

     Total income taxes for the three months ended June 30, 2003 were $287,000, compared to $299,000 recorded for the same period in 2002, a decrease of $12,000, or 4.0%. The effective tax rates for the three months ended June 30, 2003 and 2002, were 39.3% and 38.9%, respectively.

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


                       Six Months Ended June 30, 2003
                          (unaudited, in thousands)

                               Insurance/
                   Banking     Brokerage
                   Services    Services     Company    Eliminations     Total
-----------------------------------------------------------------------------

Interest income   $   4,530    $   --      $  4,530      $    --     $  4,530
Interest expense      1,589        --         1,589           --        1,589
Noninterest income      934       851         1,785          (42)       1,743
Noninterest expense   2,514       719         3,233          (42)       3,191
Net income              828        80           908           --          908
Total assets        168,952     1,833       170,785       (2,097)     168,688


                       Six Months Ended June 30, 2002
                          (unaudited, in thousands)

                               Insurance/
                   Banking     Brokerage
                   Services    Services     Company    Eliminations     Total
-----------------------------------------------------------------------------

Interest income   $   5,439    $   --      $  5,439      $    --     $  5,439
Interest expense      2,286        --         2,286           --        2,286
Noninterest income      646       879         1,525          (40)       1,485
Noninterest expense   2,393       576         2,969          (40)       2,929
Net income              787       186           973           --          973
Total assets        165,293     1,220       166,513       (1,549)     164,964



                       Three Months Ended June 30, 2003
                          (unaudited, in thousands)

                               Insurance/
                   Banking     Brokerage
                   Services    Services     Company    Eliminations     Total
-----------------------------------------------------------------------------

Interest income   $   2,201    $   --      $  2,201      $    --     $  2,201
Interest expense        751        --           751           --          751
Noninterest income      488       425           913          (21)         892
Noninterest expense   1,269       364         1,633          (21)       1,612
Net income              406        37           443           --          443


                       Three Months Ended June 30, 2002
                          (unaudited, in thousands)

                               Insurance/
                   Banking     Brokerage
                   Services    Services     Company    Eliminations     Total
-----------------------------------------------------------------------------

Interest income   $   2,701        --         2,701           --        2,701
Interest expense      1,105        --         1,105           --        1,105
Noninterest income      340       385           725          (20)         705
Noninterest expense   1,222       281         1,503          (20)       1,483
Net income              402        67           469           --          469


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

     Mortgage Servicing Rights - Mortgage servicing rights ("MSRs") associated with loans originated and sold, where servicing is retained, are capitalized and included in the consolidated balance sheet. The value of the capitalized servicing rights represents the present value of the future servicing fees arising from the right to service loans in the portfolio. Critical accounting policies for MSRs relate to the initial valuation and subsequent impairment tests. The methodology used to determine the valuation of MSRs requires the development and use of a number of estimates, including anticipated principal amortization and prepayments of that principal balance. Events that may significantly affect the estimates used are changes in interest rates, mortgage loan prepayment speeds and the payment performance of the underlying loans. The carrying value of the MSRs is periodically reviewed for impairment based on a determination of fair value. For purposes of measuring impairment, the servicing rights are compared to a valuation prepared based on a discounted cash flow methodology, utilizing current prepayment speeds and discount rates. Impairment, if any, is recognized through a valuation allowance and is recorded as amortization of intangible assets. As of June 30, 2003 and December 31, 2002, mortgage servicing rights had carrying values of $170,000 and $192,000, respectively.

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

     A review of the Condensed Consolidated Statements of Cash Flows included in the accompanying financial statements shows that the Company's cash and cash equivalents ("cash") increased $17.85 million from December 31, 2002 to June 30, 2003, compared to an increase of $8.76 million for the first six months of 2002. During the six months ended June 30, 2003, cash was primarily provided from earnings, proceeds from sales of one-to-four-family residential mortgage loans, loan repayments in excess of loan originations, and an increase in demand, money market, NOW and savings accounts. During this period, cash was primarily used to fund originations of loans held for sale, a decrease in certificates of deposit, repayment of FHLB advances, and to purchase treasury stock.

     During the six months ended June 30, 2002, cash was primarily provided from earnings, proceeds from sales of one-to-four-family residential mortgage loans, loan repayments in excess of loan originations, an increase in demand, money market, NOW and savings accounts, and proceeds from FHLB advances. During this period, cash was primarily used to fund originations of loans held for sale, a decrease in certificates of deposit, and the repayment of FHLB advances and to purchase treasury stock.

     The Company's primary investment activity during the six months ended June 30, 2003 was the origination of loans, including mortgage loans held for sale. During the six months ended June 30, 2003 and 2002, the Company disbursed funds for mortgage loans (not including refinanced mortgage loans) in the amounts of $13.54 million and $13.11 million, respectively, commercial loans in the amounts of $4.98 million and $3.12 million, respectively, and consumer loans in the amounts of $7.22 million and $5.62 million, respectively.

     As of June 30, 2003, the Company had outstanding commitments (including undisbursed loan proceeds) of $4.98 million. The Company anticipates it will have sufficient funds available to meet its current loan origination commitments. Certificates of deposit, which are scheduled to mature in one year or less from June 30, 2003, totaled $41.39 million. Management believes a significant portion of such deposits will remain with the Company.

     At June 30, 2003, the Bank exceeded all of its regulatory capital requirements with tangible capital and core capital both at $11.40 million or 7.02% of total adjusted tangible assets, core capital at $11.40 million or 7.02% of adjusted total assets, and risk-based capital at $12.54 million or 13.78% of total risk-weighted assets. The required ratios are 1.5% for tangible capital to tangible assets, 2% for core capital to total adjusted tangible assets, 4.0% for core capital to adjusted total assets and 8.0% for risk-based capital to risk-weighted assets.

Current Accounting Issues

     In May 2003, the Financial Accounting Standards Board ("FASB") issued Statement No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity." This Statement establishes standards for classifying and measuring as liabilities certain financial instruments that embody obligations of the issuer and have characteristics of both liabilities and equity. Statement No. 150 must be applied immediately to instruments entered into or modified after May 31, 2003 and to all other instruments that exist as of the beginning of the third quarter of 2003. The adoption of Statement No. 150 did not have a material impact on the Company's consolidated financial statements.

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


PART II -- OTHER INFORMATION

   Item 1.  Legal Proceedings

       The Company is not involved in any pending legal proceedings other than routine legal proceedings occurring in the ordinary course of business. Such routine legal proceedings, in the aggregate, are believed by management to be immaterial to the Company's financial condition or results of operations.

   Item 2.  Changes in Securities

       None

   Item 3.  Defaults Upon Senior Securities

       None

   Item 4.  Submission of Matters to a Vote of Security Holders

               At the annual meeting of stockholders held on April 22, 2003, the Company's stockholders approved the following items:

               1. Elected Clinton C. Atkins to a three-year term as director:

                                                                   Broker
                              For             Withheld            Non-Votes
                             -----            --------            ---------

               Number       663,737            15,315                 0
               Percent       97.7%              2.3%                  0%


               2.  Elected Ronald Kiddoo to a three-year term as director:

                                                                   Broker
                              For             Withheld            Non-Votes
                             -----            --------            ---------

               Number       660,898            18,154                 0
               Percent       97.3%              2.7%                  0%


               3. Approved the appointment of BKD, LLP, as independent auditors of Great American Bancorp, Inc., for the fiscal year ending December 31, 2003:

                                                                      Broker
                              For         Against      Abstain     Non-Votes
                             -----        -------      -------     ---------

               Number       658,298       16,214        4,540         0
               Percent       96.9%         2.4%          0.7%         0%


               The following directors held terms of office which continued after the meeting:

                            Mr. Ronald Guenther
                            Mr. George Rouse
                            Mr. Jack Troxell


   Item 5.  Other Information

       None

   Item 6.  Exhibits and Reports on Form 8-K

       a.  Exhibits

         3.1   Certificate of Incorporation of Great American Bancorp, Inc.*

         3.2   By-laws of Great American Bancorp, Inc.*

        11.0   Statement re: computation of per share earnings

        31.1   Rule 13a-14(a)/15d-14(a) Chief Executive Officer Certification

        31.2   Rule 13a-14(a)/15d-14(a) Chief Financial Officer Certification

        32.0   Section 1350 Certifications

       b.  Reports on Form 8-K

          1. On April 15, 2003, the Registrant filed a Current Report on Form 8-K reporting information under Items 5 and 7, incorporating by reference a press release dated April 15, 2003, relating to the Registrant's unaudited results for the quarter ended March 31, 2003.

 _______________

      * Incorporated herein by reference into this document from Form S-1 Registration Statement, as amended, filed on March 24, 1995, Registration No. 33-90614.



                               SIGNATURES


      In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                           Great American Bancorp, Inc.


      Dated:   August 13, 2003            /s/  George R. Rouse
             -----------------------      ----------------------------
                                           George R. Rouse
                                           President and
                                           Chief Executive Officer



      Dated:   August 13, 2003            /s/  Jane F. Adams
            --------------------------    ----------------------------
                                           Jane F. Adams
                                           Chief Financial Officer,
                                           Secretary and Treasurer


                                  Exhibit 11.0

                   Statement re: computation of per share earnings


Earnings per share (unaudited)

Earnings per share (EPS) were computed as follows
(dollar amounts in thousands except share data):

                                                    Six Months Ended
                                                      June 30, 2003
                                             -------------------------------
                                                        Weighted
                                                         Average   Per Share
                                              Income      Shares     Amount
                                             -------------------------------
Basic Earnings Per Share

  Income available to common stockholders    $   908     772,244    $  1.18

Effect of Dilutive Securities
  Stock options                                           79,239
  Unearned incentive plan shares                           5,368
                                             -------------------------------
Diluted Earnings Per Share
  Income available to common stockholders
   and assumed conversion                    $   908     856,851    $  1.06
                                             ===============================



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
                                             ===============================



                                                     Three Months Ended
                                                        June 30, 2003
                                             -------------------------------
                                                        Weighted
                                                         Average   Per Share
                                              Income      Shares     Amount
                                             -------------------------------
Basic Earnings Per Share

  Income available to common stockholders    $   443     764,747    $  0.58

Effect of Dilutive Securities
  Stock options                                           79,810
  Unearned incentive plan shares                           5,337
                                             -------------------------------
Diluted Earnings Per Share
  Income available to common stockholders
   and assumed conversion                    $   443     849,894    $  0.52
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
                                             ===============================













                                  EXHIBIT 31.1

                           RULE 13a-14(a)/15d-14(a)
                    CHIEF EXECUTIVE OFFICER CERTIFICATION

I, George R. Rouse, certify that:

1. I have reviewed this quarterly report on Form 10-QSB of Great American Bancorp, Inc.;

2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the small business issuer as of, and for, the periods presented in this report;

4. The small business issuer's other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the small business issuer and have:

     (a) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the small business issuer, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

     (b) Evaluated the effectiveness of the small business issuer's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

     (c) Disclosed in this report any change in the small business issuer's internal control over financial reporting that occurred during the small business issuer's most recent fiscal quarter (the small business issuer's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the small business issuer's internal control over financial reporting; and

5. The small business issuer's other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the small business issuer's auditors and the audit committee of the small business issuer's board of directors (or persons performing the equivalent functions):

     (a) All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the small business issuer's ability to record, process, summarize and report financial information; and

(b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the small business issuer's internal control over financial reporting.



Date:    August 13, 2003                /s/ George R. Rouse
     -----------------------            -----------------------
                                        George R. Rouse
                                        President and Chief Executive Officer


                                  EXHIBIT 31.2

                           RULE 13a-14(a)/15d-14(a)
                    CHIEF FINANCIAL OFFICER CERTIFICATION


I, Jane F. Adams, certify that:

1. I have reviewed this quarterly report on Form 10-QSB of Great American Bancorp, Inc.;

2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the small business issuer as of, and for, the periods presented in this report;

4. The small business issuer's other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the small business issuer and have:

      (a) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the small business issuer, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

      (b) Evaluated the effectiveness of the small business issuer's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

      (c) Disclosed in this report any change in the small business issuer's internal control over financial reporting that occurred during the small business issuer's most recent fiscal quarter (the small business issuer's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the small business issuer's internal control over financial reporting; and

5. The small business issuer's other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the small business issuer's auditors and the audit committee of the small business issuer's board of directors (or persons performing the equivalent functions):

      (a) All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the small business issuer's ability to record, process, summarize and report financial information; and

(b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the small business issuer's internal control over financial reporting.




Date:    August 13, 2003                   /s/ Jane F. Adams
     ---------------------------           -----------------------------
                                           Jane F. Adams
                                           Chief Financial Officer,
                                           Secretary and Treasurer


                                  EXHIBIT 32.0

                          SECTION 1350 CERTIFICATIONS

     In connection with the Quarterly Report of Great American Bancorp, Inc. (the "Company") on Form 10-QSB for the fiscal quarter ended June 30, 2003 as filed with the Securities and Exchange Commission (the "Report"), the undersigned certify, pursuant to 18 U.S.C. 1350, as added by Section 906 of the Sarbanes-Oxley Act of 2002, that:

     (1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

     (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company as of and for the period covered by the Report.



                                       /s/ George R. Rouse
                                       -------------------------------------
                                       George R. Rouse
                                       President and Chief Executive Officer


                                       /s/ Jane F. Adams
                                       -------------------------------------
                                       Jane F. Adams
                                       Chief Financial Officer, Secretary and
                                       Treasurer


                                       Date:    August 13, 2003
                                            --------------------------------

A signed original of this written statement required by Section 906 has been provided to Great American Bancorp, Inc. and will be retained by Great American Bancorp, Inc. and furnished to the Securities and Exchange Commission or its staff upon request.
16