Form 10QSB
period 2003-09-30
GREAT AMERICAN BANCORP INC
filed 2003-11-13
CIK 943064

UNITED STATES
                   SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C. 20549

                              FORM 10-QSB
(Mark One)
[ X ]     QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
          SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended    September 30, 2003
                                ----------------------

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

At October 31, 2003, the Registrant had 757,432 shares of Common Stock outstanding, for ownership purposes, which excludes 1,295,318 shares held as treasury stock.

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

     Item 3.        Defaults Upon Senior Securities

     Item 4.        Submission of Matters to a Vote of Security
                    Holders

     Item 5.        Other Information

     Item 6.        Exhibits and Reports on Form 8-K

SIGNATURES

                 Great American Bancorp, Inc. and Subsidiary
                    Condensed Consolidated Balance Sheets
                As of September 30, 2003 and December 31, 2002
                      (in thousands except share data)

                                        September 30, 2003      Dec. 31, 2002
                                              (unaudited)
-----------------------------------------------------------------------------
ASSETS
Cash and due from banks                     $       4,395      $       4,990
Interest-bearing demand deposits                   14,069             27,344
                                            --------------------------------
     Cash and cash equivalents                     18,464             32,334

Interest-bearing time deposits                     35,000                 --
Held-to-maturity securities (fair value of
 $682 and $1,329 at September 30, 2003 and
 December 31, 2002, respectively)                     648              1,262
Mortgage loans held for sale                          105              1,658
Loans, net of allowance for loan losses
 of $1,187 and $1,188 in 2003 and 2002,
 respectively                                      99,046            122,336
Premises and equipment                              6,288              6,146
Federal Home Loan Bank stock                        1,302              1,227
Interest receivable                                   501                683
Cash value of life insurance                          280                268
Insurance premiums receivable                         339                225
Deferred income taxes                                  98                 46
Income taxes receivable                                71                 --
Mortgage servicing rights                             172                192
Other                                                 753                873
                                            --------------------------------
     Total assets                           $     163,067      $     167,250
                                            ================================
LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES
 Deposits
  Noninterest-bearing deposits              $      12,731      $      12,399
  Interest-bearing deposits
    Savings, NOW and money market                  60,816             57,343
    Time                                           57,013             61,549
                                            --------------------------------
     Total deposits                               130,560            131,291

 Federal Home Loan Bank advances                   13,000             15,000
 Deferred compensation - directors                    649                645
 Advances from borrowers for taxes
  and insurance                                        46                265
 Accrued postretirement benefit obligation            295                255
 Accrued real estate taxes                            107                138
 Premiums due insurance companies                     315                201
 Dividend payable                                      84                 90
 Income taxes payable                                  --                 55
 Interest payable                                      50                 62
 Other                                                344                310
                                            --------------------------------
    Total liabilities                             145,450            148,312
                                            --------------------------------
Commitments and Contingent Liabilities
                                                                 (continued

                 Great American Bancorp, Inc. and Subsidiary
              Condensed Consolidated Balance Sheets (Continued)
               As of September 30, 2003 and December 31, 2002
                      (in thousands except share data)

                                         September 30, 2003     Dec. 31, 2002
                                               (unaudited)
-----------------------------------------------------------------------------
STOCKHOLDERS' EQUITY
Preferred stock, $0.01 par value
 Authorized and unissued --
  1,000,000 shares                          $          --      $          --
Common stock, $0.01 par value
 Authorized -- 7,000,000 shares
 Issued -- 2,052,750 shares
 Outstanding: 2003 - 756,232 shares,
  2002 - 818,490 shares                                21                 21
Additional paid-in-capital                         20,166             20,166
Retained earnings                                  20,433             19,374
                                             --------------------------------
                                                   40,620             39,561

Treasury stock, at cost
 Common: 2003 - 1,296,518 shares,
  2002 - 1,234,260 shares                         (22,939)           (20,557)
Unearned incentive plan shares:
 2003 - 4,409 shares,
 2002 - 4,589 shares                                  (64)               (66)
                                            --------------------------------
     Total stockholders' equity                    17,617             18,938
                                            --------------------------------
     Total liabilities and
      stockholders' equity                  $     163,067      $     167,250
                                            ================================


See notes to condensed consolidated financial statements.

                  Great American Bancorp, Inc. and Subsidiary
                  Condensed Consolidated Statements of Income
             For the Nine Months Ended September 30, 2003 and 2002
                   (Unaudited, in thousands except share data)

                                                     2003               2002
----------------------------------------------------------------------------
Interest income
 Loans                                      $       6,122      $       7,812
 Held-to-maturity securities                           46                 85
 Deposits with banks and other                        368                196
                                            --------------------------------
   Total interest income                            6,536              8,093
                                            --------------------------------
Interest expense
 Deposits                                           1,801              2,638
 Federal Home Loan Bank advances                      453                647
 Other                                                 19                 22
                                            --------------------------------
   Total interest expense                           2,273              3,307
                                            --------------------------------
   Net interest income                              4,263              4,786
Provision for loan losses                              --                140
                                            --------------------------------
   Net interest income after
     provision for loan losses                      4,263              4,646
                                            --------------------------------
Noninterest income
 Insurance sales commissions                        1,279              1,148
 Brokerage commissions                                 68                 89
 Customer service fees                                432                435
 Other service charges and fees                       177                151
 Net gains on loan sales                              647                404
 Loan servicing fees                                   94                 32
 Other                                                  5                  8
                                             --------------------------------
   Total noninterest income                         2,702              2,267
                                            --------------------------------

                                                                 (continued)

                  Great American Bancorp, Inc. and Subsidiary
            Condensed Consolidated Statements of Income (Continued)
             For the Nine Months Ended September 30, 2003 and 2002
                  (Unaudited, in thousands except share data)

                                                     2003               2002
----------------------------------------------------------------------------
Noninterest expense
 Salaries and employee benefits             $       2,763      $       2,546
 Net occupancy expense                                429                433
 Equipment expense                                    383                373
 Data processing fees                                  52                 56
 Deposit insurance premium                             16                 17
 Printing and office supplies                         228                208
 Legal and professional fees                          178                177
 Directors and committee fees                         108                 82
 Insurance expense                                     54                 46
 Marketing and advertising expense                    184                161
 Amortization of mortgage servicing rights            150                 16
 Other                                                361                381
                                            --------------------------------
   Total noninterest expense                        4,906              4,496
                                            --------------------------------
   Income before income taxes                       2,059              2,417
Provision for income taxes                            747                922
                                            --------------------------------
   Net income                               $       1,312      $       1,495
                                            ================================

Per Share Data:

  Earnings
   Basic:
     Net income                             $        1.71      $        1.77
                                            ================================
     Average number of shares                     766,854            843,525
                                            ================================

   Diluted:
     Net income                             $        1.54      $        1.63
                                            ================================
     Average number of shares                     851,092            915,889
                                            ================================

  Dividends                                 $        0.33      $        0.33
                                            ================================


See notes to condensed consolidated financial statements.

                  Great American Bancorp, Inc. and Subsidiary
                  Condensed Consolidated Statements of Income
             For the Three Months Ended September 30, 2003 and 2002
                   (Unaudited, in thousands except share data)

                                                     2003               2002
----------------------------------------------------------------------------
Interest income
 Loans                                      $       1,870      $       2,556
 Held-to-maturity securities                           12                 23
 Deposits with banks and other                        124                 75
                                            --------------------------------
   Total interest income                            2,006              2,654
                                            --------------------------------
Interest expense
 Deposits                                             529                809
 Federal Home Loan Bank advances                      149                205
 Other                                                  6                  7
                                            --------------------------------
   Total interest expense                             684              1,021
                                            --------------------------------
   Net interest income                              1,322              1,633
Provision for loan losses                              --                 30
                                            --------------------------------
   Net interest income after
     provision for loan losses                      1,322              1,603
                                            --------------------------------
Noninterest income
 Insurance sales commissions                          478                337
 Brokerage commissions                                 23                 21
 Customer service fees                                155                162
 Other service charges and fees                        58                 57
 Net gains on loan sales                               95                183
 Loan servicing fees                                   39                 15
 Other                                                 --                  1
                                             --------------------------------
   Total noninterest income                           848                776
                                            --------------------------------

                                                                 (continued)

                  Great American Bancorp, Inc. and Subsidiary
            Condensed Consolidated Statements of Income (Continued) For the Three Months Ended September 30, 2003 and 2002
                  (Unaudited, in thousands except share data)

                                                     2003               2002
----------------------------------------------------------------------------
Noninterest expense
 Salaries and employee benefits             $         910      $         874
 Net occupancy expense                                146                147
 Equipment expense                                    136                125
 Data processing fees                                  18                 19
 Deposit insurance premium                              5                  6
 Printing and office supplies                          76                 68
 Legal and professional fees                           51                 70
 Directors and committee fees                          35                 32
 Insurance expense                                     18                 16
 Marketing and advertising expense                     61                 58
 Amortization of mortgage servicing rights             38                  9
 Other                                                110                137
                                            --------------------------------
   Total noninterest expense                        1,604              1,561
                                            --------------------------------
   Income before income taxes                         566                818
Provision for income taxes                            162                296
                                            --------------------------------
   Net income                               $         404      $         522
                                            ================================

Per Share Data:

  Earnings
   Basic:
     Net income                             $        0.53      $        0.63
                                            ================================
     Average number of shares                     756,233            830,965
                                            ================================

   Diluted:
     Net income                             $        0.48      $        0.57
                                            ================================
     Average number of shares                     843,729            911,134
                                            ================================

  Dividends                                 $        0.11      $        0.11
                                            ================================


See notes to condensed consolidated financial statements.


                  Great American Bancorp, Inc. and Subsidiary
                Condensed Consolidated Statements of Cash Flows
             For the Nine Months Ended September 30, 2003 and 2002
                          (Unaudited, in thousands)

                                                     2003               2002
----------------------------------------------------------------------------
Operating Activities
Net income                                  $       1,312      $       1,495
Items not requiring (providing) cash
 Depreciation expense                                 332                359
 Provision for loan losses                             --                140
 Amortization of premiums and discounts
  on securities                                        --                  4
 Amortization of loan-servicing rights                150                 16
 Amortization of deferred loan fees                   (26)               (22)
 Deferred income taxes                                (52)                 6
 Federal Home Loan Bank stock dividends               (75)               (46)
 Incentive plan expense                                 2                  6
 Net gains on loan sales                             (647)              (404)
 Loans originated for sale                        (30,834)           (15,191)
 Proceeds from loan sales                          32,904             16,216
 Net gain on sales of premises and equipment           --                 (4)
 Changes in:
  Interest receivable                                 182                 56
  Prepaid expenses and other assets                    (6)              (160)
  Interest payable                                    (12)               (17)
  Other liabilities                                   161                244
  Income taxes                                       (126)                10
                                            --------------------------------
     Net cash provided by
      operating activities                          3,265              2,708
                                            --------------------------------
Investing Activities
 Net change in interest-bearing time deposits     (35,000)                --
 Proceeds from paydowns of mortgage backed
  securities                                          614                549
 Net collections of loans                          23,316             12,650
 Purchase of premises and equipment                  (474)              (227)
 Proceeds from sales of premises and equipment         --                  4
                                            --------------------------------
     Net cash provided by (used in)
      investing activities                        (11,544)            12,976
                                            --------------------------------

                                                                 (continued)

                   Great American Bancorp, Inc. and Subsidiary
           Condensed Consolidated Statements of Cash Flows (Continued)
              For the Nine Months Ended September 30, 2003 and 2002
                            (Unaudited, in thousands)

                                                     2003               2002
----------------------------------------------------------------------------
Financing Activities:
 Net increase in demand deposits,
  money market, NOW and savings accounts    $       3,805      $       8,306
 Net decrease in certificates of deposits          (4,536)            (6,929)
 Proceeds from Federal Home Loan Bank advances         --              2,000
 Repayment of Federal Home Loan Bank advances      (2,000)            (4,500)
 Proceeds from stock options exercised                305                 --
 Purchase of treasury stock                        (2,687)              (800)
 Dividends paid                                      (259)              (282)
 Net decrease in advances from
  borrowers for taxes and insurance                  (219)              (244)
                                             --------------------------------
     Net cash provided by (used in)
      financing activities                         (5,591)            (2,449)
                                            --------------------------------
Increase (decrease) in Cash
 and Cash Equivalents                             (13,870)            13,235

Cash and Cash Equivalents, Beginning
  of Period                                        32,334             11,166
                                            --------------------------------
Cash and Cash Equivalents, End of
  Period                                    $      18,464      $      24,401
                                            ================================
Supplemental Cash Flows Information

   Interest paid                            $       2,285      $       3,324
                                            ================================
   Income taxes paid (net of refunds)       $         926      $         906
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

2.  Statement of Information Furnished

     The accompanying unaudited consolidated financial statements have been prepared in accordance with Form 10-QSB instructions and Item 310(b) of Regulation S-B, and, in the opinion of management, contain all adjustments necessary to present fairly the financial position as of September 30, 2003 and December 31, 2002, the results of operations for the nine months and three months ended September 30, 2003 and 2002, and the cash flows for the nine months ended September 30, 2003 and 2002. All adjustments to the financial statements were normal and recurring in nature. These results have been determined on the basis of accounting principles generally accepted in the United States of America. Reclassifications of certain amounts in the 2002 financial statements have been made to conform to the 2003 presentation. The results of operations for the nine months and three months ended September 30, 2003 are not necessarily indicative of the results to be expected for the entire fiscal year.

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

                               Three Months Ended        Nine Months Ended
                             ---------------------     ---------------------
                             Sept. 30,   Sept. 30,     Sept. 30,   Sept. 30,
                                2003        2002          2003        2002
                             ---------------------     ---------------------
Net income as reported       $    404    $     522     $  1,312    $   1,495
Less: Total stock-based
 employee compensation
 cost determined under the
 fair value based method,
 net of income taxes              (--)          (1)          (1)          (7)
                             ---------------------     ---------------------
    Pro forma net income     $    404    $     521     $  1,311    $   1,488
                             =====================     =====================

Earnings per share:
  Basic - as reported        $   0.53    $    0.63     $   1.71    $    1.77
                             =====================     =====================
  Basic - pro forma          $   0.53    $    0.63     $   1.71    $    1.76
                             =====================     =====================
  Diluted - as reported      $   0.48    $    0.57     $   1.54    $    1.63
                             =====================     =====================
  Diluted - pro forma        $   0.48    $    0.57     $   1.54    $    1.63
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

General

     The Company is the holding company for the Bank. The Bank operates a wholly owned subsidiary, Park Avenue Service Corporation ("PASC"). PASC operates the GTPS Insurance Agency ("Agency") which offers a variety of insurance products, including life, health, automobile, and property and casualty insurance. Prior to October 1, 2003, PASC also offered full service brokerage activities through UMB Scout Brokerage Services, Inc., ("UMB") a subsidiary of United Missouri Bank. Effective October 1, 2003, the contract between PASC and UMB was terminated and a new contract was entered into between the Bank and UMB. All brokerage activities are now being conducted through the Bank.

Financial Condition

     The Company's total assets decreased $4.18 million from $167.25 million at December 31, 2002 to $163.07 million at September 30, 2003. This decline was primarily in loans and cash and cash equivalents. Cash and cash equivalents decreased $13.87 million, from $32.33 million at December 31, 2002 to $18.46 million at September 30, 2003. Cash and cash equivalents declined mainly due to the purchase of a Federal Home Loan Bank ("FHLB") short-term time deposit totaling $35.00 million, the repayment of FHLB advances totaling $2.00 million, a decline in customer deposits of $731,000 and the purchase of treasury stock of $2.69 million, offset by a decrease in loans, including loans held for sale, of $24.84 million. The short-term time deposit of $35.00 million at September 30, 2003 was a 14-day deposit with a yield of 0.95%.

     Held-to-maturity securities declined from $1.26 million at December 31, 2002 to $648,000 at September 30, 2003 due to repayments of mortgage-backed securities.

     Mortgage loans held for sale decreased from $1.66 million at December 31, 2002 to $105,000 at September 30, 2003. During the nine months ended September 30, 2003, the Company sold $32.39 million in fixed rate one-to-four-family home mortgage loans to the Federal National Mortgage Association ("FNMA"). During 2003, home mortgage rates declined to historically low levels. Interest rates on 30-year fixed rate loans declined to levels not experienced since the 1950's. The Company's 30-year mortgage rate decreased to as low as 5.50% during 2003, while the 15-year rate dropped as low as 4.75%. These low rates prompted a significant number of customers to refinance their existing home mortgage loans. In order to reduce the Company's interest rate risk exposure, the Company sold the majority of these refinanced loans to FNMA. By the end of the third quarter of 2003, the number of customers refinancing their home mortgage loans had significantly declined. During September 2003, the Company implemented a program to hold the majority of new home mortgage loans as held for investment. The balance of mortgage loans held for sale at September 30, 2003 of $105,000 is comprised of one loan which the Company committed to sale to FNMA in August 2003. This loan was sold to FNMA in early October 2003.

    During the nine months ended September 30, 2003, the Company originated $30.83 million in mortgage loans held for sale, including refinanced loans. During this period, the Company sold $32.39 million in loans. At September 30, 2003 and December 31, 2002, residential mortgage loans serviced for others totaled $46.93 million and $30.68 million, respectively. During 2002 and 2003, the Company maintained the servicing for all residential loans sold.

     The following schedule shows the balances by loan category at September 30, 2003 compared to December 31, 2002, along with the change and percentage change:

                               Balance        Balance
                            September 30,   December 31,           Percentage
                                 2003          2002       Change     Change
----------------------------------------------------------------------------
One-to-four-family mortgage
  loans held for investment   $  41,537    $  60,644     $(19,107)   (31.5)%
Multi-family mortgage loans      18,681       20,249       (1,568)    (7.7)
Commercial mortgage loans        12,186       16,092       (3,906)   (24.3)
Construction loans                1,451        2,077         (626)   (30.1)
----------------------------------------------------------------------------
  Total real estate loans        73,855       99,062      (25,207)   (25.4)
Commercial loans                 11,764       10,063        1,701     16.9
Consumer loans                   14,614       14,399          215      1.5
----------------------------------------------------------------------------
  Total loans                   100,233      123,524      (23,291)   (18.9)
Allowance for loan losses        (1,187)      (1,188)           1     (0.1)
----------------------------------------------------------------------------
  Total loans, net            $  99,046    $ 122,336     $(23,290)   (19.0)%
============================================================================

    Net loans declined from $122.34 million at December 31, 2002 to $99.05 million at September 30, 2003, a decrease of $23.29 million, or 19.0%. Net loans, which do not include mortgage loans held for sale, declined mostly due to principal repayments on one-to-four-family residential mortgage loans exceeding loan originations and decreases in multifamily residential loans and commercial mortgage loans. The majority of new and refinanced one-to-four-family residential mortgage loans in 2003 were originated for sale rather than for investment. Mortgage loans held for sale are separately reported on the consolidated balance sheets. One-to-four-family mortgage loans decreased $19.11 million from December 31, 2002 to September 30, 2003.

     Multifamily residential mortgage loans declined $1.57 million in 2003 mainly due to the sale of $1.31 million in loans held by the holding company. The Company sold these loans as participations to other banks mainly to provide funds for the purchase of treasury stock. Commercial mortgage loans declined $3.91 million primarily due to the payoff of two loans totaling $3.33 million in the third quarter of 2003.

     Total deposits decreased $731,000 from $131.29 million at December 31, 2002 to $130.56 million at September 30, 2003. Noninterest-bearing deposits increased by $332,000 and savings, NOW and money market deposits grew by $3.48 million, while time deposits declined by $4.54 million during the first nine months of 2003. The decline in time deposits was mainly in certificates of deposit maturing in one to two years.

     The growth in savings, NOW and money market accounts was partly due to customers transferring matured certificates of deposit into short-term, interest-bearing demand accounts in anticipation that market interest rates will climb in the near future. The growth in savings, NOW and money market accounts was also due to seasonal fluctuations in these accounts.

     The following table summarizes the balances of deposits at September 30, 2003 and December 31, 2002, the change in the balances and the percentage change:

                               Balance        Balance
                             September 30,  December 31,           Percentage
                                 2003          2002       Change     Change
-----------------------------------------------------------------------------
Noninterest bearing
 checking accounts            $  12,731    $  12,399     $    332       2.7%

Interest bearing:
 NOW accounts                    21,104       20,388          716       3.5
 IMMA accounts                   21,089       19,507        1,582       8.1
 Savings accounts                18,623       17,448        1,175       6.7
 Certificates of deposit         57,013       61,549       (4,536)     (7.4)
-----------------------------------------------------------------------------
  Total interest
   bearing deposits             117,829      118,892       (1,063)     (0.9)
-----------------------------------------------------------------------------
  Total deposits              $ 130,560    $ 131,291     $   (731)     (0.6)%
=============================================================================

     FHLB advances totaled $13.00 million at September 30, 2003 compared to $15.00 million at December 31, 2002. In March 2003, a $1.00 million FHLB advance with a rate of 3.06% matured. In September 2003, a $1.00 million FHLB advance with a rate of 3.58% matured. The following schedule presents FHLB advances at September 30, 2003, by maturity date:

    Date                   Fixed                        First or
     of        Interest      or         Maturity        Next Call
   Advance       Rate     Variable        Date            Date         Amount
-----------------------------------------------------------------------------
October   1998   4.30      Fixed     October   2008   October   2003    5,000
January   2001   4.55      Fixed     January   2011   October   2003    5,000
September 2001   3.80      Fixed     September 2011   September 2004    3,000
                                                                      -------
                                                                      $13,000
                                                                      =======

     The $10.00 million in advances callable in October 2003 were not called. Both of these advances are callable quarterly. The $3.00 million advance has only a one-time call date in September 2004.

     Total stockholders' equity decreased $1.32 million, from $18.94 million at December 31, 2002 to $17.62 million at September 30, 2003. Book value per outstanding voting share increased from $23.14 at December 31, 2002 to $23.30 at September 30, 2003.

     The decrease in stockholders' equity is summarized as follows (in thousands):

   Stockholders' equity, December 31, 2002            $   18,938
   Net income                                              1,312
   Purchase of treasury stock                             (2,687)
   Stock options exercised                                   305
   Dividends declared                                       (253)
   Incentive plan shares allocated                             2
                                                          ------
   Stockholders' equity, September 30, 2003           $   17,617
                                                          ======

     In February 2003, the Company announced a 5% common stock repurchase program that was equal to 38,875 shares. This stock repurchase program was completed in September 2003 at an average price of $30.67. In July 2003, the Company announced an additional 5% common stock repurchase program totaling 38,187 shares. As of October 31, 2003, the Company has repurchased 2,621 shares as part of the latest stock repurchase program at an average price of $33.50. All repurchased shares will be held as treasury shares to be used for issuing stock under stock option agreements and for general corporate purposes.

Results of Operations

Comparison of Nine Month Periods Ended September 30, 2003 and 2002

     Net income totaled $1,312,000 for the nine months ended September 30, 2003 compared to $1,495,000 for the nine months ended September 30, 2002, a decrease of $183,000, or 12.2%. Basic earnings per share were $1.71 for the nine months ended September 30, 2003, compared to $1.77 for the nine months ended September 30, 2002. Diluted earnings per share were $1.54 for the nine months ended September 30, 2003 compared to $1.63 for the same period in 2002. Net income decreased in 2003 primarily due to lower net interest income and an increase in noninterest expense, offset by a reduction in the provision for loan losses and an increase in noninterest income.

     Net interest income decreased $523,000, or 10.9%, from $4,786,000 for the nine months ended September 30, 2002 to $4,263,000 for the same period in 2003. Interest income declined $1,557,000, or 19.2%, from $8,093,000 for the nine months ended September 30, 2002 to $6,536,000 for the first nine months of 2003. Interest expense decreased $1,034,000, or 31.3%, from $3,307,000 in 2002 to $2,273,000 in 2003.

     Interest income from loans was $6,122,000 for the first nine months of 2003, $1,690,000, or 21.6% less than the $7,812,000 recorded for the first nine months of 2002. Interest income from loans declined mainly as a result of a decrease in total loans from a year ago and a reduction in average loan yields. The average balance of total net loans, including mortgage loans held for sale, decreased by $26.13 million in 2003, from $136.81 million in 2002 to $110.68 million in 2003.

     The following schedule compares average total loan balances by major categories for the first nine months of fiscal 2003 to the same period in 2002:
                                 Average     Average
                                 Balance     Balance              Percentage
                                  2003        2002       Change     Change
----------------------------------------------------------------------------
One-to-four-family
  mortgage loans                $ 49,805    $ 77,652   $(27,847)    (35.9)%
Multi-family mortgage loans       19,486      19,298        188       1.0
Commercial mortgage loans         15,538      15,699       (161)     (1.0)
Construction loans                 1,961       2,970     (1,009)    (34.0)
----------------------------------------------------------------------------
  Total real estate loans         86,790     115,619    (28,829)    (24.9)
Commercial loans                  10,527       9,303      1,224      13.2
Consumer loans                    14,556      13,009      1,547      11.9
----------------------------------------------------------------------------
  Total loans                    111,873     137,931    (26,058)    (18.9)
Allowance for loan losses         (1,189)     (1,126)       (63)      5.6
----------------------------------------------------------------------------
  Total loans, net              $110,684    $136,805   $(26,121)    (19.1)%
============================================================================

     The average balance of total loans declined in 2003 mainly due to the Company selling the majority of new and refinanced one-to-four-family residential mortgage loans during 2003. The average balance of total one-to-four-family mortgage loans decreased $27.85 million in 2003, from $77.65 million for the nine months ended September 30, 2002 to $49.81 million for the nine months ended September 30, 2003. The average balance of one-to-four-family loans serviced for others increased $23.37 million from $15.92 million for the nine months ended September 30, 2002 to $39.29 million for the nine months ended September 30, 2003.

     The $1.22 million increase in the average total balance of commercial loans is primarily due to one commercial loan customer maintaining a higher balance on their line of credit during 2003. Average total consumer loans were $1.55 million higher in 2003 due mainly to the average balance of total home equity loans. The average balance of total home equity loans increased $2.16 million, from $2.80 million for the nine months ended September 30, 2002 to $4.96 million for the period ending September 30, 2003. The average total balances of other secured consumer loans declined during 2003.

     Interest income from loans also declined in 2003 due to lower average yields, which resulted from declining interest rates during 2002 and 2003. The prime rate, the rate used by financial institutions in establishing the majority of loan offering rates, was at 4.75% from January 2002 until the rate dropped to 4.25% in November 2002. The prime rate declined again on June 30, 2003 to 4.00%. The average yield on the Company's net loans decreased from 7.63% for the first nine months of 2002 to 7.40% for the first nine months of 2003.

     Interest income from held-to-maturity securities declined from $85,000 for the nine months ended September 30, 2002 to $46,000 for the same period in 2003, mainly due to a decline in the average balance of these investments. The total average balance of held-to-maturity securities declined from $1.78 million during the first nine months of 2002 to $965,000 during the first nine months of 2003. Held-to-maturity securities were comprised of mortgage-backed securities during both 2003 and 2002. The average yield on held-to-maturity securities was 6.37% in both 2002 and 2003.

     Interest income from deposits with banks and other increased $172,000, from $196,000 for the nine months ended September 30, 2002 to $368,000 for the period ended September 30, 2003, due to an increase in the average balance of these investments. The average balance of total deposits with banks and other increased from $13.97 million during the first nine months of 2002 to $42.25 million during the same period in 2003. The average yield on deposits with banks and other decreased from 1.88% for the nine months ended September 30, 2002 to 1.16% for the nine months ended September 30, 2003.
The majority of these deposits are overnight funds or short-term deposits with the FHLB, which were affected by a decline in short-term market interest rates during 2003.

     Interest expense decreased by $1,034,000, or 31.3%, from $3,307,000 for the nine months ended September 30, 2002 to $2,273,000 for the same period in 2003, mainly interest expense on deposits and FHLB advances. Interest expense on deposits declined $837,000, or 31.7%, from $2,638,000 for the nine months ended September 30, 2002 to $1,801,000 for the nine months ended September 30, 2003. This decrease was primarily in interest expense on certificates of deposit, which declined $716,000, or 33.9% in 2003. Interest expense on certificates of deposit was $1,399,000 for the first nine months of 2003 compared to $2,115,000 for the first nine months of 2002.

     Certificates of deposit interest expense declined due to a reduction in the total average balance of certificates and a decrease in the average rate. Average total certificates of deposit declined $5.64 million, from $64.97 million in the first nine months of 2002 to $59.33 million in the first nine months of 2003. The decline in average certificates of deposit was primarily in the one-year to two-year maturity categories. Because of the decline in market interest rates during 2002 and 2003, the Company lowered offering rates for new and renewing certificates. As a result, many customers moved maturing certificates to shorter-term certificates or into demand or savings accounts. The average rate on certificates of deposit declined from 4.35% for the nine months ended September 30, 2002 to 3.15% for the same period in 2003.

     Interest expense on interest-bearing demand and savings deposits declined in 2003, from $523,000 for the nine months ended September 30, 2002 to $402,000 for the nine months ended September 30, 2003. The average balance of interest-bearing demand and savings accounts increased $11.14 million, or 22.0%, from $50.72 million in the first nine months of 2002 to $61.86 million for the same period in 2003. The weighted average rate accrued on interest-bearing demand and savings deposits decreased from 1.38% for the nine months ended September 30, 2002 to 0.87% for the nine months ended September 30, 2003.

     Interest expense on FHLB advances was $453,000 for the nine months ended September 30, 2003 compared to $647,000 for the same period in 2002. The average balance of FHLB advances was $14.19 million for the first nine months of 2003 compared to $18.78 million for the same period in 2002. The average rate on FHLB advances decreased from 4.61% for the nine months ended September 30, 2002 to 4.27% for the nine months ended September 30, 2003.

     Net interest income as a percent of interest earning assets was 3.70% for the nine months ended September 30, 2003 versus 4.19% for the same period in 2002. The spread between the yield on interest-earning assets and the rate on interest bearing liabilities was 3.44% and 3.82% for the nine months ended September 30, 2003 and 2002, respectively.

     The Company recorded no provision for loan losses for the nine months ended September 30, 2003 compared to $140,000 for the nine months ended September 30, 2002. Management's analyses of the allowance for loan losses during the first nine months of 2003 determined that no additional allocation to the allowance was warranted for the period, primarily due to a decrease in non-performing loans and a decrease in total loans. Management assesses the adequacy of the allowance for loan losses based on evaluating known and inherent risks in the loan portfolio and upon management's continuing analysis of the factors underlying the quality of the loan portfolio. While management believes that, based on information currently available, the allowance for loan losses is sufficient to cover losses inherent in its loan portfolio at this time, no assurance can be given that the level of the allowance for loan losses will be sufficient to cover future possible loan losses incurred by the Company or that future adjustments to the allowance for loan losses will not be necessary if economic and other conditions differ substantially from the economic and other conditions used by management to determine the current level of the allowance for loan losses. Management may in the future increase the level of the allowance for loan losses as a percentage of total loans and non-performing loans in the event it increases the level of commercial real estate, multifamily, or consumer lending as a percentage of its total loan portfolio. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the allowance for loan losses. Such agencies may require the Company to provide additions to the allowance based upon judgements different from management.

     During the nine months ended September 30, 2003, the Company charged-off two consumer loans totaling $4,000 and collected $3,000 in loans previously charged-off. For the nine months ended September 30, 2002, the Company charged-off $34,000 in loans and collected $5,000 in recoveries.

     Non-performing loans, which are loans past due 90 days or more and non-accruing loans, totaled $76,000 at September 30, 2003, compared to $324,000 at September 30, 2002. Non-performing loans at September 30, 2003 consisted of one residential mortgage loan totaling $72,000 and one consumer loan totaling $4,000. These loans were both past due 90 days or more at September 30, 2003, with the consumer loan in non-accrual status. Non-performing loans at September 30, 2002 consisted of four residential mortgage loans totaling $277,000, one commercial loan totaling $12,000 and five consumer loans totaling $35,000. All of these loans were past due 90 days or more at September 30, 2002, with two consumer loans totaling $20,000 in non-accrual status. Both of the non-performing loans at September 30, 2003 were included in non-performing loans at September 30, 2002. The Company stops accruing interest on loans, including past due loans, at such time that the ultimate collection of all principal and interest becomes doubtful. The ratio of the Company's allowance for loan losses to total loans was 1.18% at September 30, 2003 and .87% at September 30, 2002.

     Noninterest income totaled $2,702,000 for the nine months ended September 30 2003, compared to $2,267,000 for the same period in 2002, an increase of $435,000, or 19.2%. This increase was mostly due to an increase in insurance sales commissions and an increase in net gains from the sale of mortgage loans, net of commissions. Insurance sales commissions increased $131,000, or 11.4%, from $1,148,000 to $1,279,000. This increase was mainly due to growth in new commercial customers and group life and health insurance customers. The Company sold $32.39 million in loans during the first nine months of 2003. The Company recorded total net gains of $647,000 related to these sales, including gains on the sale of loans totaling $517,000 and gains from capitalizing mortgage servicing rights of $130,000. During the first nine months of 2002, the Company sold $17.60 million in loans, recording total net gains of $404,000, which was comprised of net cash gains of $241,000 and gains from capitalizing mortgage servicing rights of $163,000. The Company sold loans in order to provide funding for additional loans and also to reduce interest rate risk due to the decline in home mortgage rates. During September 2003, the Company implemented a program to hold the majority of new home mortgage loans as held for investment.

     Brokerage commissions declined $21,000, or 23.6%, from $89,000 for the period ended September 30, 2002 to $68,000 for the nine months ended September 30, 2003 due to a reduction in brokerage activity. Other service charges and fees increased $26,000, or 17.2%, from $151,000 for the first nine months of 2002 to $177,000 for the first nine months of 2003, primarily ATM fees, credit card income and debit card fees. Loan servicing fees increased from $32,000 for the first nine months of 2002 to $94,000 for the nine months ended September 30, 2003 due to the increase in total residential mortgage loans serviced for others.

     Noninterest expense was $4,906,000 for the nine months ended September 30, 2003, $410,000 or 9.1% higher than the $4,496,000 recorded for the first nine months of 2002. Noninterest expense was higher in 2003 mainly due to increases in salaries and employee benefits expense, printing and office supplies, directors and committee fees, marketing expenses and amortization of mortgage servicing rights. Salaries and employee benefits expense increased $217,000, or 8.5%, from $2,546,000 for the nine months ended September 30, 2002 to $2,763,000 for the first nine months of 2003, due partly to normal salary raises, higher health insurance premiums, and an increase in staffing at the Agency. Also, the Agency changed its method of compensating some of the Agency's insurance producers from a salary basis to a commission basis beginning in 2003. This resulted in higher salary costs at the Agency compared to 2002 amounts. Printing and office supplies expense was $20,000 higher in 2003, primarily postage and normal supplies expense. Directors and committee fees were $26,000 higher in 2003 due to an increase in the monthly fee paid to directors, which was implemented in the third quarter of 2002. Marketing expense was $23,000 higher in 2003 due mainly to the additional costs of implementing a new web site for local area youth sports: www.firstfedsports.com. The web site provides an additional marketing source for the Company. The site highlights various teams in the community involved in leagues and school sports, such as baseball and soccer. Amortization of mortgage servicing rights increased by $134,000, from $16,000 in 2002 to $150,000 in 2003, mainly due to the increase in residential loans serviced for others.

     Total income taxes were $747,000 for the nine months ended September 30, 2003 and $922,000 for the same period in 2002. The effective tax rates for the nine months ended September 30, 2003 and 2002 were 36.3% and 38.1%
respectively.   The lower effective rate for 2003 reflects deductions for
stock options exercised during 2003.

Comparison of Three Month Periods Ended September 30, 2003 and 2002

     Net income for the three months ended September 30, 2003 was $404,000, a decrease of $118,000, or 22.6%, from the $522,000 recorded for the three months ended September 30, 2002. Basic earnings per share decreased $0.10, from $0.63 for the three months ended September 30, 2002 to $0.53 for the same period in 2003, while diluted earnings per share decreased $0.09, from $0.57 for 2002 to $0.48 in 2003.

     Net income for the third quarter of 2003 was lower than net income for the third quarter of 2002 mainly due to lower net interest income and an increase in noninterest expense, offset by an increase in noninterest income and the recording of no provision for loan losses for 2003.

     Net interest income was $1,322,000 for the quarter ended September 30, 2003 compared to $1,633,000 for the quarter ended September 30, 2002, a decrease of $311,000, or 19.0%. Because of the significant decline in general interest rates during 2003, both interest income and interest expense were lower in the third quarter of 2003 compared to the third quarter in 2002; however, the decline in interest income was greater.

     Interest income decreased $648,000, or 24.4%, from $2,654,000 for the quarter ended September 30, 2002 to $2,006,000 for the third quarter of 2003, primarily due to reductions in interest income from loans. Interest income from loans decreased $686,000, or 26.8%, from $2,556,000 for the quarter ended September 30, 2002 to $1,870,000 for the same quarter in 2003 due primarily to declines in both average outstanding net loans and the average yield on net loans. Total average outstanding net loans, including loans held for sale, declined from $133.20 million for the quarter ended September 30, 2002 to $100.95 million for the quarter ended September 30, 2003, a decline of $32.25 million, or 24.2%. This decrease occurred primarily as a result of the Company selling the majority of new and refinanced home mortgage loans to FNMA during 2002 and 2003. The average yield on net loans decreased from 7.61% for the third quarter of 2002 to 7.35% for the third quarter of 2003.

     Interest income on investment securities decreased from $23,000 for the three months ended September 30, 2002 to $12,000 for the same period in 2003, due to a reduction in average total investments. Average total investments for the third quarter of 2003 were $759,000, down $856,000, or 53.0%, from $1,615,000 for the third quarter of 2002. This decline was due to principal repayments on mortgage-backed securities. The average yield on investment securities for the three months ended September 30, 2003 was 6.27%, while the average yield was 5.65% for the same period in 2002.

     Interest income on deposits with banks and other was $124,000 for the quarter ended September 30, 2003 compared to $75,000 for the quarter ended September 30, 2002. The average balance of deposits with banks and other was $51.04 million for the quarter ended September 30, 2003 compared to $16.09 million for the same quarter in 2002. The increase was primarily in interest-bearing demand deposits, which grew as a result of proceeds from loan sales and an increase in customer deposits. The average yield on deposits with banks and other was 0.96% for the quarter ended September 30, 2003 compared to 1.85% for the quarter ended September 30, 2002. The yield declined as a result of the decline in short-term interest rates during 2003.

     Interest expense decreased $337,000, or 33.0%, from $1,021,000 for the three months ended September 30, 2002 to $684,000 for the same period in 2003. The decrease was mainly due to a decline in interest expense on deposits. This decline was due to the decrease in market interest rates during 2003 and a shift in deposits from longer-term, higher rate certificates of deposit to savings, NOW and money market accounts. The average rate on interest-bearing deposits declined from 2.79% for the quarter ended September 30, 2002 to 1.74% for the quarter ended September 30, 2003. Average total interest-bearing deposits increased $5.42 million in 2003, from $115.05 million for the quarter ended September 30, 2002 to $120.47 million for the quarter ended September 30, 2003. Average total interest-bearing demand deposits - NOW, savings and money market accounts increased $10.00 million, from $52.44 million for the third quarter of 2002 to $62.44 million for the third quarter of 2003. Average total certificates of deposit declined $4.58 million, from $62.61 million for the third quarter of 2002 to $58.03 million for the third quarter of 2003. The majority of the decrease in average certificates of deposit occurred in one-year to two-year certificates.

     Interest expense on FHLB advances decreased $56,000, from $205,000 for the three months ended September 30, 2002 to $149,000 for the same period in 2003, due to a decline in total outstanding advances. The average total balance of FHLB advances decreased from $18.00 million for the third quarter of 2002 to $13.79 million for the third quarter of 2003. The average rate on FHLB advances was 4.29% for the three months ended September 30, 2003, compared to 4.52% for the three months ended September 30, 2002.

     Net interest income as a percent of interest earning assets was 3.43% for the three months ended September 30, 2003 compared to 4.29% for the same period in 2002. The spread between the yield on interest earning assets and the rate on interest bearing liabilities was 3.20% and 3.95% for the three months ended September 30, 2003 and 2002, respectively.

     The Company recorded no provision for loan losses for the three months ended September 30, 2003 compared to $30,000 for the three months ended September 30, 2002. Management's analyses of the allowance for loan losses during the third quarter of 2003 determined that no additional allocation to the allowance was warranted for the period.

     Noninterest income increased $72,000, or 9.3%, from $776,000 for the quarter ended September 30, 2002 to $848,000 for the three months ended September 30, 2003. The increase was mainly due to higher commission income from insurance activities, offset by lower net gains from loan sales. Insurance sales commissions were $478,000 for the quarter ended September 30, 2003 compared to $337,000 for the same period in 2002, an increase of $141,000, or 41.8%. The Company sold $10.16 million in one-to-four-family residential mortgage loans during the third quarter of 2003, recording net gains of $95,000, which includes both the cash gains on the sale of loans totaling $55,000 and the gains from capitalizing mortgage servicing rights of $40,000. During the third quarter of 2002, the Company sold $7.12 million in home mortgage loans, recording net gains of $183,000, including both the cash gains on the sale of loans totaling $135,000 and the gains from capitalizing mortgage servicing rights of $48,000.

     Noninterest expense was $1,604,000 for the three months ended September 30, 2003 compared to $1,561,000 for the same period in 2002, an increase of $43,000, or 2.8%. Noninterest expense was higher in 2003 primarily due to increases in salary and benefits expense, which was $36,000, or 4.1%, higher in the third quarter of 2003 compared to the third quarter of 2002. Salary and benefits expense was higher in 2003 due mainly to normal salary raises, higher salary costs at the Agency compared to 2002 amounts due to changing to a commission basis for certain producers in 2003, and increases in health insurance premiums and payroll taxes.

     Total income taxes for the three months ended September 30, 2003 were $162,000, compared to $296,000 recorded for the same period in 2002, a decrease of $134,000, or 45.3%. Income taxes were lower for the quarter ended September 30, 2003 compared to the same quarter in 2002 due to lower earnings and deductions for stock options exercised during 2003. The effective tax rates for the three months ended September 30, 2003 and 2002 were 28.6% and 36.2%, respectively.

Business Industry Segments

     The Company's primary business involves the typical banking services of generating loans and receiving deposits. Through PASC, for 2003 and 2002, the Company also provided insurance and brokerage services to customers. The following segment financial information has been derived from the internal profitability reporting system used by management to monitor and manage the financial performance of the Company.


                      Nine Months Ended September 30, 2003
                           (unaudited, in thousands)

                               Insurance/
                   Banking     Brokerage
                   Services    Services     Company    Eliminations     Total
-----------------------------------------------------------------------------

Interest income   $   6,536    $   --      $  6,536      $    --     $  6,536
Interest expense      2,273        --         2,273           --        2,273
Noninterest income    1,414     1,351         2,765          (63)       2,702
Noninterest expense   3,910     1,059         4,969          (63)       4,906
Net income            1,135       177         1,312           --        1,312
Total assets        163,459     1,673       165,132       (2,065)     163,067


                      Nine Months Ended September 30, 2002
                           (unaudited, in thousands)

                               Insurance/
                   Banking     Brokerage
                   Services    Services     Company    Eliminations     Total
-----------------------------------------------------------------------------

Interest income   $   8,093    $   --      $  8,093      $    --     $  8,093
Interest expense      3,307        --         3,307           --        3,307
Noninterest income    1,089     1,238         2,327          (60)       2,267
Noninterest expense   3,665       891         4,556          (60)       4,496
Net income            1,278       217         1,495           --        1,495
Total assets        167,866     1,210       169,076       (1,442)     167,634

                     Three Months Ended September 30, 2003
                           (unaudited, in thousands)

                               Insurance/
                   Banking     Brokerage
                   Services    Services     Company    Eliminations     Total
-----------------------------------------------------------------------------

Interest income   $   2,006    $   --      $  2,006      $    --     $  2,006
Interest expense        684        --           684           --          684
Noninterest income      369       500           869          (21)         848
Noninterest expense   1,285       340         1,625          (21)       1,604
Net income              307        97           404           --          404


                     Three Months Ended September 30, 2002
                           (unaudited, in thousands)

                               Insurance/
                   Banking     Brokerage
                   Services    Services     Company    Eliminations     Total
-----------------------------------------------------------------------------

Interest income   $   2,654        --         2,654           --        2,654
Interest expense      1,021        --         1,021           --        1,021
Noninterest income      437       359           796          (20)         776
Noninterest expense   1,266       315         1,581          (20)       1,561
Net income              492        30           522           --          522


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

     Mortgage Servicing Rights - Mortgage servicing rights ("MSRs") associated with loans originated and sold, where servicing is retained, are capitalized and included in the consolidated balance sheet. The value of the capitalized servicing rights represents the present value of the future servicing fees arising from the right to service loans in the portfolio. Critical accounting policies for MSRs relate to the initial valuation and subsequent impairment tests. The methodology used to determine the valuation of MSRs requires the development and use of a number of estimates, including anticipated principal amortization and prepayments of that principal balance. Events that may significantly affect the estimates used are changes in interest rates, mortgage loan prepayment speeds and the payment performance of the underlying loans. The carrying value of the MSRs is periodically reviewed for impairment based on a determination of fair value. For purposes of measuring impairment, the servicing rights are compared to a valuation prepared based on a discounted cash flow methodology, utilizing current prepayment speeds and discount rates. Impairment, if any, is recognized through a valuation allowance and is recorded as amortization of intangible assets. As of September 30, 2003 and December 31, 2002, mortgage servicing rights had carrying values of $172,000 and $192,000, respectively.

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

     A review of the Condensed Consolidated Statements of Cash Flows included in the accompanying financial statements shows that the Company's cash and cash equivalents ("cash") decreased $13.87 million from December 31, 2002 to September 30, 2003, compared to an increase of $13.24 million for the nine months ended September 30, 2002. During the nine months ended September 30, 2003, cash was primarily provided from earnings, proceeds from sales of one-to-four-family residential mortgage loans, loan repayments in excess of loan originations, and an increase in demand, money market, NOW and savings accounts. During this period, cash was primarily used to fund the purchase of short-term interest bearing time deposits, originations of loans held for sale, a decrease in certificates of deposit, repayment of FHLB advances, and to purchase treasury stock.

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

     The Company's primary investment activity during the nine months ended September 30, 2003 was the origination of loans, including mortgage loans held for sale. During the nine months ended September 30, 2003 and 2002, the Company disbursed funds for mortgage loans (not including refinanced mortgage loans) in the amounts of $22.53 million and $23.55 million, respectively, commercial loans in the amounts of $10.17 million and $8.29 million, respectively, and consumer loans in the amounts of $10.41 million and $9.54 million, respectively.

     As of September 30, 2003, the Company had outstanding commitments (including undisbursed loan proceeds) of $3.68 million. The Company anticipates it will have sufficient funds available to meet its current loan origination commitments. Certificates of deposit, which are scheduled to mature in one year or less from September 30, 2003, totaled $41.63 million. Management believes a significant portion of such deposits will remain with the Company.

     At September 30, 2003, the Bank exceeded all of its regulatory capital requirements with tangible capital and core capital both at $11.79 million or 7.50% of total adjusted tangible assets, core capital at $11.79 million or 7.50% of adjusted total assets, and risk-based capital at $12.87 million or 14.88% of total risk-weighted assets. The required ratios are 1.5% for tangible capital to tangible assets, 2% for core capital to total adjusted tangible assets, 4.0% for core capital to adjusted total assets and 8.0% for risk-based capital to risk-weighted assets.

Item 3. Controls and Procedures

     The Company's management, including the Company's principal executive officer and principal financial officer, have evaluated the effectiveness of the Company's "disclosure controls and procedures," as such term is defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended, (the "Exchange Act"). Based upon their evaluation, the principal executive officer and principal financial officer concluded that, as of the end of the period covered by this report, the Company's disclosure controls and procedures were effective for the purpose of ensuring that the information required to be disclosed in the reports that the Company files or submits under the Exchange Act with the Securities and Exchange Commission (the "SEC") (1) is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and (2) is accumulated and communicated to the Company's management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. In addition, based on that evaluation, no change in the Company's internal control over financial reporting occurred during the quarter ended September 30, 2003 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

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

         3.2   By-laws of Great American Bancorp, Inc.*

        11.0   Statement re: computation of per share earnings

        31.1   Rule 13a-14(a)/15d-14(a) Chief Executive Officer Certification

        31.2   Rule 13a-14(a)/15d-14(a) Chief Financial Officer Certification

        32.0   Section 1350 Certifications

       b.  Reports on Form 8-K

           1. On July 15, 2003, the Registrant furnished a Current Report on Form 8-K reporting information under Item 9, incorporating by reference a press release dated July 15, 2003, relating to the Registrant's unaudited results for the six months and quarter ended June 30, 2003.

           2. On July 15, 2003, the Registrant filed a Current Report on Form 8-K reporting information under Items 5 and 7, incorporating by reference a press release dated July 15, 2003 relating to the Company's announcement that its Board of Directors has approved a 5% stock repurchase program.



_________________

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


      Dated:   November 13, 2003           /s/  George R. Rouse
             -----------------------      ----------------------------
                                           George R. Rouse
                                           President and
                                           Chief Executive Officer



      Dated:   November 13, 2003           /s/  Jane F. Adams
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

                                  Exhibit 11.0

                   Statement re: computation of per share earnings


Earnings per share (unaudited)

Earnings per share (EPS) were computed as follows
(dollar amounts in thousands except share data):

                                                    Nine Months Ended
                                                    September 30, 2003
                                             -------------------------------
                                                        Weighted
                                                         Average   Per Share
                                              Income      Shares     Amount
                                             -------------------------------
Basic Earnings Per Share

  Income available to common stockholders    $ 1,312     766,854    $  1.71

Effect of Dilutive Securities
  Stock options                                           78,886
  Unearned incentive plan shares                           5,352
                                             -------------------------------
Diluted Earnings Per Share
  Income available to common stockholders
   and assumed conversion                    $ 1,312     851,092    $  1.54
                                             ===============================



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
                                             ===============================


                                                     Three Months Ended
                                                     September 30, 2003
                                             -------------------------------
                                                        Weighted
                                                         Average   Per Share
                                              Income      Shares     Amount
                                             -------------------------------
Basic Earnings Per Share

  Income available to common stockholders    $   404     756,233    $  0.53

Effect of Dilutive Securities
  Stock options                                           82,182
  Unearned incentive plan shares                           5,314
                                             -------------------------------
Diluted Earnings Per Share
  Income available to common stockholders
   and assumed conversion                    $   404     843,729    $  0.48
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



Date:    November 13, 2003              /s/ George R. Rouse
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




Date:    November 13, 2003                 /s/ Jane F. Adams
     ---------------------------           -----------------------------
                                           Jane F. Adams
                                           Chief Financial Officer,
                                           Secretary and Treasurer

                                  EXHIBIT 32.0

                          SECTION 1350 CERTIFICATIONS

     In connection with the Quarterly Report of Great American Bancorp, Inc. (the "Company") on Form 10-QSB for the fiscal quarter ended September 30, 2003 as filed with the Securities and Exchange Commission (the "Report"), the undersigned certify, pursuant to 18 U.S.C. - 1350, as added by Section 906 of the Sarbanes-Oxley Act of 2002, that:

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



                                       /s/ George R. Rouse
                                       -------------------------------------
                                       George R. Rouse
                                       President and Chief Executive Officer


                                       /s/ Jane F. Adams
                                       -------------------------------------
                                       Jane F. Adams
                                       Chief Financial Officer, Secretary and
                                       Treasurer


                                       Date:    November 13, 2003
                                            --------------------------------

37