Form 10QSB/A
period 2003-09-30
GREAT AMERICAN BANCORP INC
filed 2004-02-13
CIK 943064

UNITED STATES
                   SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C. 20549

                              FORM 10-QSB/A
(Mark One)
[ X ]     QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
          SECURITIES EXCHANGE ACT OF 1934

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


EXPLANATORY NOTE

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

                         Condensed Consolidated Statements of Income

                         Condensed Consolidated Statements of Cash Flows

                         Notes to Condensed Consolidated Financial Statements

     Item 2.        Management's Discussion and Analysis or
                    Plan of Operation


PART II -- OTHER INFORMATION

     Item 6.        Exhibits and Reports on Form 8-K


SIGNATURES

                             EXPLANATORY NOTE

     Based upon information furnished by its independent auditors in February 2004, in connection with its year-end audit, the Company is restating its unaudited financial statements for the three and nine months ended September 30, 2003 to revise the financial accounting impact of certain stock option exercises occurring in the quarter ended September 30, 2003. As a result of the revision, total taxes for financial reporting purposes for the nine months ended September 30, 2003 were $791,000 as compared to $747,000 previously reported and net income for the nine months ended September 30, 2003 was $1,268,000 as compared to $1,312,000 previously reported. Total taxes for financial accounting purposes for the quarter ended September 30, 2003 were $206,000 after the revision, as compared to $162,000 previously reported and net income for the third quarter of 2003 was $360,000 as compared to $404,000 previously reported.

     The corrections revise the Company's reported provision for income taxes for financial accounting purposes; however, the corrections do not have any impact on the taxes due or paid by the Company for the periods discussed.
The revisions increase additional paid-in-capital rather than being recognized as retained earnings. Therefore, overall stockholders' equity and book value per share are not affected by these adjustments. The Company's prior financial accounting treatment of such option exercises and calculation of total taxes was based on a review by its independent auditors that was subsequently revised as part of the year-end audit process.

     The effects of the corrections and restatements are summarized in the following table:

For the Three and Nine Months Ended September 30, 2003
(in thousands, except share data)
                                              Unaudited
                        -----------------------------------------------------
                           Nine Months Ended           Three Months Ended
                           September 30, 2003          September 30, 2003
                        -------------------------    ------------------------
                        as reported      after       as reported     after
                         in 10-QSB     adjustment     in 10-QSB    adjustment
                        -----------------------------------------------------
Income before taxes      $   2,059     $  2,059      $     566      $    566

Income tax expense             747          747            162           162
Stock option adjustment         --           44             --            44
                         ----------------------      -----------------------
  Total provision for
    income taxes               747          791            162           206

  Net income             $   1,312     $  1,268      $     404      $    360
                         ======================      =======================

Earnings per share:

Basic                    $    1.71     $   1.65      $    0.53      $   0.48
                         ======================      =======================
Average number of shares   766,854      766,854        756,233       756,233
                         ======================      =======================

Diluted                  $    1.54     $   1.49      $    0.48      $   0.43
                         ======================      =======================
Average number of shares   851,092      851,092        843,729       843,729
                         ======================      =======================

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

                                         September 30, 2003     Dec. 31, 2002
                                               (unaudited)
-----------------------------------------------------------------------------
STOCKHOLDERS' EQUITY
Preferred stock, $0.01 par value
 Authorized and unissued --
  1,000,000 shares                          $          --      $          --
Common stock, $0.01 par value
 Authorized -- 7,000,000 shares
 Issued -- 2,052,750 shares
 Outstanding: 2003 - 756,232 shares,
  2002 - 818,490 shares                                21                 21
Additional paid-in-capital                         20,210             20,166
Retained earnings                                  20,389             19,374
                                             --------------------------------
                                                   40,620             39,561

Treasury stock, at cost
 Common: 2003 - 1,296,518 shares,
  2002 - 1,234,260 shares                         (22,939)           (20,557)
Unearned incentive plan shares:
 2003 - 4,409 shares,
 2002 - 4,589 shares                                  (64)               (66)
                                            --------------------------------
     Total stockholders' equity                    17,617             18,938
                                            --------------------------------
     Total liabilities and
      stockholders' equity                  $     163,067      $     167,250
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
                                            --------------------------------

                                                                 (continued)

                  Great American Bancorp, Inc. and Subsidiary
            Condensed Consolidated Statements of Income (Continued)
             For the Nine Months Ended September 30, 2003 and 2002
                  (Unaudited, in thousands except share data)

                                                     2003               2002
----------------------------------------------------------------------------
Noninterest expense
 Salaries and employee benefits             $       2,763      $       2,546
 Net occupancy expense                                429                433
 Equipment expense                                    383                373
 Data processing fees                                  52                 56
 Deposit insurance premium                             16                 17
 Printing and office supplies                         228                208
 Legal and professional fees                          178                177
 Directors and committee fees                         108                 82
 Insurance expense                                     54                 46
 Marketing and advertising expense                    184                161
 Amortization of mortgage servicing rights            150                 16
 Other                                                361                381
                                            --------------------------------
   Total noninterest expense                        4,906              4,496
                                            --------------------------------
   Income before income taxes                       2,059              2,417
Provision for income taxes                            791                922
                                            --------------------------------
   Net income                               $       1,268      $       1,495
                                            ================================

Per Share Data:

  Earnings
   Basic:
     Net income                             $        1.65      $        1.77
                                            ================================
     Average number of shares                     766,854            843,525
                                            ================================

   Diluted:
     Net income                             $        1.49      $        1.63
                                            ================================
     Average number of shares                     851,092            915,889
                                            ================================

  Dividends                                 $        0.33      $        0.33
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
                                            --------------------------------

                                                                 (continued)

                  Great American Bancorp, Inc. and Subsidiary
            Condensed Consolidated Statements of Income (Continued) For the Three Months Ended September 30, 2003 and 2002
                  (Unaudited, in thousands except share data)

                                                     2003               2002
----------------------------------------------------------------------------
Noninterest expense
 Salaries and employee benefits             $         910      $         874
 Net occupancy expense                                146                147
 Equipment expense                                    136                125
 Data processing fees                                  18                 19
 Deposit insurance premium                              5                  6
 Printing and office supplies                          76                 68
 Legal and professional fees                           51                 70
 Directors and committee fees                          35                 32
 Insurance expense                                     18                 16
 Marketing and advertising expense                     61                 58
 Amortization of mortgage servicing rights             38                  9
 Other                                                110                137
                                            --------------------------------
   Total noninterest expense                        1,604              1,561
                                            --------------------------------
   Income before income taxes                         566                818
Provision for income taxes                            206                296
                                            --------------------------------
   Net income                               $         360      $         522
                                            ================================

Per Share Data:

  Earnings
   Basic:
     Net income                             $        0.48      $        0.63
                                            ================================
     Average number of shares                     756,233            830,965
                                            ================================

   Diluted:
     Net income                             $        0.43      $        0.57
                                            ================================
     Average number of shares                     843,729            911,134
                                            ================================

  Dividends                                 $        0.11      $        0.11
                                            ================================


See notes to condensed consolidated financial statements.


                  Great American Bancorp, Inc. and Subsidiary
                Condensed Consolidated Statements of Cash Flows
             For the Nine Months Ended September 30, 2003 and 2002
                          (Unaudited, in thousands)

                                                     2003               2002
----------------------------------------------------------------------------
Operating Activities
Net income                                  $       1,268      $       1,495
Items not requiring (providing) cash
 Depreciation expense                                 332                359
 Provision for loan losses                             --                140
 Amortization of premiums and discounts
  on securities                                        --                  4
 Amortization of loan-servicing rights                150                 16
 Amortization of deferred loan fees                   (26)               (22)
 Deferred income taxes                                (52)                 6
 Federal Home Loan Bank stock dividends               (75)               (46)
 Incentive plan expense                                 2                  6
 Net gains on loan sales                             (647)              (404)
 Loans originated for sale                        (30,834)           (15,191)
 Proceeds from loan sales                          32,904             16,216
 Net gain on sales of premises and equipment           --                 (4)
 Changes in:
  Interest receivable                                 182                 56
  Prepaid expenses and other assets                    (6)              (160)
  Interest payable                                    (12)               (17)
  Other liabilities                                   161                244
  Income taxes                                        (82)                10
                                            --------------------------------
     Net cash provided by
      operating activities                          3,265              2,708
                                            --------------------------------
Investing Activities
 Net change in interest-bearing time deposits     (35,000)                --
 Proceeds from paydowns of mortgage backed
  securities                                          614                549
 Net collections of loans                          23,316             12,650
 Purchase of premises and equipment                  (474)              (227)
 Proceeds from sales of premises and equipment         --                  4
                                            --------------------------------
     Net cash provided by (used in)
      investing activities                        (11,544)            12,976
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

                               Three Months Ended        Nine Months Ended
                             ---------------------     ---------------------
                             Sept. 30,   Sept. 30,     Sept. 30,   Sept. 30,
                                2003        2002          2003        2002
                             ---------------------     ---------------------
Net income as reported       $    360    $     522     $  1,268    $   1,495
Less: Total stock-based
 employee compensation
 cost determined under the
 fair value based method,
 net of income taxes              (--)          (1)          (1)          (7)
                             ---------------------     ---------------------
    Pro forma net income     $    360    $     521     $  1,267    $   1,488
                             =====================     =====================

Earnings per share:
  Basic - as reported        $   0.48    $    0.63     $   1.65    $    1.77
                             =====================     =====================
  Basic - pro forma          $   0.48    $    0.63     $   1.65    $    1.76
                             =====================     =====================
  Diluted - as reported      $   0.43    $    0.57     $   1.49    $    1.63
                             =====================     =====================
  Diluted - pro forma        $   0.43    $    0.57     $   1.49    $    1.63
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

     The decrease in stockholders' equity is summarized as follows (in thousands):

   Stockholders' equity, December 31, 2002            $   18,938
   Net income                                              1,268
   Purchase of treasury stock                             (2,687)
   Stock options exercised                                   305
   Tax benefit related to stock options exercised             44
   Dividends declared                                       (253)
   Incentive plan shares allocated                             2
                                                          ------
   Stockholders' equity, September 30, 2003           $   17,617
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

Results of Operations

Comparison of Nine Month Periods Ended September 30, 2003 and 2002

     Net income totaled $1,268,000 for the nine months ended September 30, 2003 compared to $1,495,000 for the nine months ended September 30, 2002, a decrease of $227,000, or 15.2%. Basic earnings per share were $1.65 for the nine months ended September 30, 2003, compared to $1.77 for the nine months ended September 30, 2002. Diluted earnings per share were $1.49 for the nine months ended September 30, 2003 compared to $1.63 for the same period in 2002. Net income decreased in 2003 primarily due to lower net interest income and an increase in noninterest expense, offset by a reduction in the provision for loan losses and an increase in noninterest income.

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

     Total income taxes were $791,000 for the nine months ended September 30, 2003 and $922,000 for the same period in 2002. The effective tax rates for the nine months ended September 30, 2003 and 2002 were 38.4% and 38.1% respectively.

Comparison of Three Month Periods Ended September 30, 2003 and 2002

     Net income for the three months ended September 30, 2003 was $360,000, a decrease of $162,000, or 31.0%, from the $522,000 recorded for the three months ended September 30, 2002. Basic earnings per share decreased $0.15, from $0.63 for the three months ended September 30, 2002 to $0.48 for the same period in 2003, while diluted earnings per share decreased $0.14, from $0.57 for 2002 to $0.43 in 2003.

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

     Total income taxes for the three months ended September 30, 2003 were $206,000, compared to $296,000 recorded for the same period in 2002, a decrease of $90,000, or 30.4%. The effective tax rates for the three months ended September 30, 2003 and 2002 were 36.4% and 36.2%, respectively.

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


                      Nine Months Ended September 30, 2003
                           (unaudited, in thousands)

                               Insurance/
                   Banking     Brokerage
                   Services    Services     Company    Eliminations     Total
-----------------------------------------------------------------------------

Interest income   $   6,536    $   --      $  6,536      $    --     $  6,536
Interest expense      2,273        --         2,273           --        2,273
Noninterest income    1,414     1,351         2,765          (63)       2,702
Noninterest expense   3,910     1,059         4,969          (63)       4,906
Net income            1,091       177         1,268           --        1,268
Total assets        163,459     1,673       165,132       (2,065)     163,067


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

                     Three Months Ended September 30, 2003
                           (unaudited, in thousands)

                               Insurance/
                   Banking     Brokerage
                   Services    Services     Company    Eliminations     Total
-----------------------------------------------------------------------------

Interest income   $   2,006    $   --      $  2,006      $    --     $  2,006
Interest expense        684        --           684           --          684
Noninterest income      369       500           869          (21)         848
Noninterest expense   1,285       340         1,625          (21)       1,604
Net income              263        97           360           --          360


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

     At September 30, 2003, the Bank exceeded all of its regulatory capital requirements with tangible capital and core capital both at $11.74 million or 7.47% of total adjusted tangible assets, core capital at $11.74 million or 7.47% of adjusted total assets, and risk-based capital at $12.82 million or 14.84% of total risk-weighted assets. The required ratios are 1.5% for tangible capital to tangible assets, 2% for core capital to total adjusted tangible assets, 4.0% for core capital to adjusted total assets and 8.0% for risk-based capital to risk-weighted assets.


PART II -- OTHER INFORMATION


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


      Dated:   February 13, 2004           /s/  George R. Rouse
             -----------------------      ----------------------------
                                           George R. Rouse
                                           President and
                                           Chief Executive Officer



      Dated:   February 13, 2004           /s/  Jane F. Adams
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

                   Statement re: computation of per share earnings


Earnings per share (unaudited)

Earnings per share (EPS) were computed as follows
(dollar amounts in thousands except share data):

                                                    Nine Months Ended
                                                    September 30, 2003
                                             -------------------------------
                                                        Weighted
                                                         Average   Per Share
                                              Income      Shares     Amount
                                             -------------------------------
Basic Earnings Per Share

  Income available to common stockholders    $ 1,268     766,854    $  1.65

Effect of Dilutive Securities
  Stock options                                           78,886
  Unearned incentive plan shares                           5,352
                                             -------------------------------
Diluted Earnings Per Share
  Income available to common stockholders
   and assumed conversion                    $ 1,268     851,092    $  1.49
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
                                             ===============================


                                                     Three Months Ended
                                                     September 30, 2003
                                             -------------------------------
                                                        Weighted
                                                         Average   Per Share
                                              Income      Shares     Amount
                                             -------------------------------
Basic Earnings Per Share

  Income available to common stockholders    $   360     756,233    $  0.48

Effect of Dilutive Securities
  Stock options                                           82,182
  Unearned incentive plan shares                           5,314
                                             -------------------------------
Diluted Earnings Per Share
  Income available to common stockholders
   and assumed conversion                    $   360     843,729    $  0.43
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



Date:    February 13, 2004              /s/ George R. Rouse
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




Date:    February 13, 2004                 /s/ Jane F. Adams
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



                                       /s/ George R. Rouse
                                       -------------------------------------
                                       George R. Rouse
                                       President and Chief Executive Officer


                                       /s/ Jane F. Adams
                                       -------------------------------------
                                       Jane F. Adams
                                       Chief Financial Officer, Secretary and
                                       Treasurer


                                       Date:    February 13, 2004
                                            --------------------------------

1