Form 10KSB
period 2003-12-31
GREAT AMERICAN BANCORP INC
filed 2004-03-29
CIK 943064

UNITED STATES
                SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549

                           FORM 10-KSB

            ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE
                   SECURITIES EXCHANGE ACT OF 1934

              For the Fiscal Year ended December 31, 2003
                                        -----------------

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

     State issuer's revenues for its most recent fiscal year. $11,768,000
                                                              -----------

     The aggregate market value of the voting stock held by non-affiliates of the Registrant, i.e., persons other than directors and executive officers of the Registrant, at March 2, 2004 was $17,526,000. For purposes of this determination only, directors and executive officers of the Registrant have been presumed to be affiliates. The market value is based upon $33.50 per share, the last sales price as quoted on the Nasdaq SmallCap Market for March 2, 2004.

     The Registrant had 751,003 shares of Common Stock outstanding, for ownership purposes, at March 2, 2004 which excludes 1,301,747 shares held as treasury stock.

DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the Annual Report to Stockholders for the year ended December 31, 2003 are incorporated by reference into Part II of this Form 10-KSB. Portions of the Proxy Statement for the 2004 Annual Meeting of Stockholders are incorporated by reference into Part III of this Form 10-KSB.

     Transitional Small Business Disclosure Format: Yes [ ] No [X]



                                   INDEX


PART I
                                                                      PAGE

Item 1.  Description of Business . . . . . . . . . . . . . . . . . . .   4

Item 2.  Description of Property . . . . . . . . . . . . . . . . . . .  41

Item 3.  Legal Proceedings . . . . . . . . . . . . . . . . . . . . . .  43

Item 4.  Submission of Matters to a Vote of Security Holders . . . . .  43

PART II

Item 5.  Market for Common Equity and Related Stockholder Matters. . .  43

Item 6.  Management's Discussion and Analysis or Plan of Operation . .  45

Item 7.  Financial Statements. . . . . . . . . . . . . . . . . . . . .  45

Item 8.  Changes In and Disagreements With Accountants
          on Accounting and Financial Disclosure . . . . . . . . . . .  45

Item 8A. Controls and Procedures . . . . . . . . . . . . . . . . . . .  45

PART III

Item 9.  Directors, Executive Officers, Promoters and Control
         Persons; Compliance with Section 16(a) of the Exchange Act. .  46

Item 10. Executive Compensation. . . . . . . . . . . . . . . . . . . .  46

Item 11. Security Ownership of Certain Beneficial Owners
          and Management and Related Stockholder Matters . . . . . . .  46

Item 12. Certain Relationships and Related Transactions. . . . . . . .  46

Item 13. Exhibits and Reports on Form 8-K. . . . . . . . . . . . . . .  46

Item 14. Principal Accountant Fees and Services. . . . . . . . . . . .  48

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

     The Company's assets at December 31, 2003 before consolidation, totaled $17.83 million and consisted primarily of the investment in the Bank of $12.24 million, multi-family real estate loans of $4.11 million, one-to-four-family mortgage loans of $225,000, commercial loans totaling $150,000, consumer loans of $100,000 and cash and due from banks of $750,000. All loans were originated at the Bank and sold to the Company. The loans were sold to the Company because the loans exceeded the loans to one borrower limitation at the Bank. (Refer to "Loans to One Borrower" under the "Federal Savings Institution Regulation" section). Payments of principal and interest on these loans are passed through from the Bank to the Company and provide liquidity to the Company for the payment of shareholder dividends, purchases of treasury stock and purchases of additional loans from the Bank. Total capital at the Company was $17.64 million at December 31, 2003, which equaled 98.9% of the Company's assets and 11.1% of total consolidated assets.

     Currently, the Company does not transact any other material business except through its subsidiary, the Bank. Accordingly, the discussion in this Report addresses the Company's operations as they are conducted primarily through the Bank.

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

Lending Activities

     General. Historically, the principal lending activity of the Company has been the origination of long-term fixed-rate mortgage loans for the purpose of constructing, financing or refinancing one-to-four-family residential properties. In recent years, the Company has also emphasized the origination of short-term fixed-rate mortgage loans, including both one-to-four-family and multi-family loans and short-term variable rate multi-family loans. The Bank has also increased the origination of consumer and commercial loans.

     Loan Portfolio Composition. The following table sets forth the composition of the consolidated loan portfolio in dollar amounts and in percentages of the respective portfolios at the dates indicated:

                                          Amount of Loans Outstanding at
                                          ------------------------------
                                          December   December   December
                                          31, 2003   31, 2002   31, 2001
                                          --------  ---------  ---------
                                                  (in thousands)
Real estate:
 One-to-four-family residential (1)      $  44,305   $ 62,302   $ 84,000
 Multi-family residential                   18,347     20,249     19,775
 Commercial                                 10,291     16,056     16,567
 Construction                                2,125      2,077      3,907
 Land                                          458         36         24
Commercial business                         12,022     10,063      9,553
Consumer                                    14,414     14,399     12,620
                                           -------    -------    -------
   Total loans, gross                      101,962    125,182    146,446
 Allowance for loan losses                  (1,190)    (1,188)    (1,040)
                                           -------    -------    -------
   Total loans, net                      $ 100,772  $ 123,994   $145,406
                                           =======    =======    =======

                                        Percentage of Loans Outstanding at
                                        ----------------------------------
                                          December   December   December
                                          31, 2003   31, 2002   31, 2001
                                          --------  ---------  ---------
Real estate:
 One-to-four-family                          43.46%     49.76%     57.36%
 Multi-family residential                    17.99      16.18      13.50
 Commercial                                  10.09      12.83      11.31
 Construction                                 2.08       1.66       2.67
 Land                                         0.45        .03        .02
Commercial business                          11.79       8.04       6.52
Consumer                                     14.14      11.50       8.62
                                           -------     -------    -------
 Total loans                                100.00%    100.00%    100.00%
                                           =======     =======    =======


(1) Includes mortgage loans held for sale.




     At December 31, 2003, 44.6% of total mortgage loans had adjustable interest rates, excluding consumer loans secured by second mortgages on real property.

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

Loan Maturity

     The following table shows the maturity of consolidated loans at December 31, 2003. While future loan prepayment activity cannot be projected, management anticipates that in periods of stable interest rates, prepayment activity would be lower than prepayment activity experienced in periods of declining interest rates. In general, the Company originates adjustable and fixed-rate one-to-four-family loans with maturities from 10 to 30 years, multi-family loans with maturities from 10 to 20 years, adjustable-rate commercial real estate loans with maturities of 15 to 25 years, commercial loans with maturities of from 1 to 5 years, and consumer loans with maturities of 1 to 5 years.


                                                                    At December 31, 2003
                                                                       (in thousands)
                                    ------------------------------------------------------------------------------------------
                                     One- to    Multi-       Real                                                  Total
                                      Four-     Family      Estate                                                 Loans
                                     Family  Residential  Commercial Construction   Land  Commercial  Consumer  Receivable
                                    ------------------------------------------------------------------------------------------
     Amounts due:
      One year or less             $  3,095   $  1,065     $    792     $ 2,125     $ 175   $ 9,098   $  3,655  $  20,005

     After one year:
       More than one year to
        three years                   6,247      1,483        1,929          --        32     1,374      3,635     14,700
      More than three years
        to five years                 6,201      7,220        1,692          --        48       341      6,462     21,964
      More than five years
        to 10 years                  15,944      2,996        3,407          --        68       686        553     23,654
      More than 10 years
        to 20 years                  10,024      5,015        2,434          --       135       418         74     18,100
      More than 20 years              2,794        568           37          --        --       105         35      3,539
                                     -----------------------------------------------------------------------------------------
         Total due after
          December 31, 2004          41,210     17,282        9,499          --       283     2,924     10,759     81,957
                                     -----------------------------------------------------------------------------------------
         Total loans, gross          44,305     18,347       10,291       2,125       458    12,022     14,414    101,962

      Allowance for loan losses         (64)       (26)        (187)         (4)       --      (581)      (328)    (1,190)
                                     -----------------------------------------------------------------------------------------
         Total loans, net          $ 44,241   $ 18,321     $ 10,104     $ 2,121     $ 458   $11,441   $ 14,086  $ 100,772
                                     =========================================================================================





     The following table sets forth, at December 31, 2003, the dollar amount of gross loans receivable, contractually due after December 31, 2004, and whether such loans have fixed interest rates or adjustable interest rates.



                                            Due After December 31, 2004
                                      --------------------------------------
                                        Fixed       Adjustable        Total
                                      --------------------------------------
                                                  (in thousands)

Real estate:
 One-to-four-family residential       $ 33,060       $  8,150      $ 41,210
 Multi-family residential                6,903         10,379        17,282
 Commercial real estate                    395          9,104         9,499
 Construction                               --             --            --
 Land                                       26            257           283
Commercial business                        604          2,320         2,924
Consumer                                 5,193          5,566        10,759
                                        ------------------------------------
      Total loans                     $ 46,181       $ 35,776      $ 81,957
                                        ====================================



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

     The following table sets forth consolidated loan originations, purchases, sales and principal repayments information for the periods indicated.

                                      Year Ended December 31,
                          ------------------------------------------------
                                 2003            2002            2001
                          ------------------------------------------------
                                           (in thousands)

Gross Loans (1)
Beginning balance           $ 125,182       $ 146,446       $ 133,620
 Loans originated:
  One-to-four-family           17,127          18,061          24,236
  Multi-family residential        839           2,484           1,422
  Commercial real estate        4,688           4,132           5,121
  Construction and land         6,641           6,710           6,974
  Commercial business          15,765          10,457          10,412
  Consumer                     12,962          12,273          11,889
                            ----------------------------------------------
   Total loans originated      58,022          54,117          60,054
                            ----------------------------------------------
   Total                      183,204         200,563         193,674

Less:
  Transfer to real
     estate owned                  --              --              --
  Principal repayments        (48,790)        (47,990)        (41,879)
  Sales of loans              (32,452)        (27,391)         (5,349)
                              --------------------------------------------
Total loans, gross          $ 101,962       $ 125,182       $ 146,446
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

     The interest rate for the majority of the Company's adjustable-rate mortgage loans adjusts periodically based upon a spread above the one year U.S. Treasury index. The Company currently offers a number of adjustable-rate mortgage loan programs with interest rates which adjust annually, either from the outset of the loan or after a 1, 3, 5 or 7-year initial period in which the loan has a fixed rate. Such interest rate adjustments are limited to a 2% annual adjustment cap and a 6% life-of-the-loan cap.

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

     The Company's policy is to originate one-to-four-family residential mortgage loans in amounts up to 80% of the lower of the appraised value or the selling price of the property securing the loan and up to 100% of the appraised value or selling price if private mortgage insurance is obtained. Mortgage loans originated by the Company generally include due-on-sale clauses which provide the Company with the contractual right to deem the loan immediately due and payable in the event the borrower transfers ownership of the property without the Company's consent.

     Multi-family Lending. The Company originates fixed and adjustable-rate multi-family residential mortgage loans generally secured by multiple unit apartment and university housing buildings located in the Company's primary market area. At December 31, 2003, the consolidated multi-family loan portfolio was $18.35 million, or 18.0% of total gross loans. In reaching its decision on whether to make a multi-family loan, management considers the qualifications of the borrower as well as the underlying property. The factors considered include: the net operating income of the mortgaged premises before debt service and depreciation; the debt service ratio (the ratio of net earnings to debt service); and the ratio of loan amount to appraised value. Pursuant to the Company's underwriting policies, an adjustable-rate multi-family mortgage loan may only be made in an amount up to 80% of the appraised value of the underlying property. In addition, the Company generally requires a debt service ratio of at least 1.2% and the personal guarantee of the borrower. Properties securing a loan are appraised by an independent appraiser and title insurance is required on all loans.

     When evaluating the qualifications of the borrower for a multi-family loan, management considers the financial resources and income level of the borrower, the borrower's experience in owning or managing similar properties and the previous lending experience with the borrower. The Company's underwriting policies require that the borrower be able to demonstrate strong management skills and the ability to maintain the property from current rental income. The borrower should also present evidence of the ability to repay the mortgage and a history of making mortgage payments on a timely basis. In making its assessment of the creditworthiness of the borrower, management generally reviews the financial statements, employment and credit history of the borrower, as well as other related documentation. The largest multi-family loan at December 31, 2003 is a ten year fixed rate loan with an outstanding balance of $7.13 million which is secured by an apartment complex.

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

     These loans generally may be made with terms up to 25 years, fully amortized, and are generally offered at interest rates which adjust in accordance with the prime rate as reported in the Wall Street Journal. The Company's underwriting standards and procedures are similar to those applicable to its multi-family loans, whereby the Company considers the net operating income of the property and the borrower's expertise, credit history and profitability. The Company has generally required that the properties securing commercial real estate loans have debt service coverage ratios of at least 1.2%. The largest commercial real estate loan in the Company's portfolio at December 31, 2003, was a $749,000, twenty year, adjustable-rate loan which was originated in October, 2001 and is secured by a retail, recreational facility. As part of its operating strategy, the Company intends to increase its commercial real estate lending in its primary market area.

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

     Construction and Land Development Lending. The Company originates loans for the acquisition and development of property to contractors and individuals in its primary market area. The Company has made construction loans primarily to finance the construction of one-to-four-family, owner-occupied residential properties and multi-family properties. These loans generally have maturities of one year or less. Loans for the construction of one-to-four-family residences may be made normally in amounts up to 85% of the appraised value of the property. Loans for the construction of commercial and multi-family properties may be made in amounts up to 80% of the appraised value of the property, subject to the Company's current limitation on loans-to-one-borrower.

     The Company requires personal guarantees and may require an irrevocable takeout commitment from a generally recognized lender for an amount equal to or greater than the amount of the loan. Loan proceeds are disbursed in increments as construction progresses and as inspections warrant. Land development loans are determined on an individual basis, but generally they do not exceed 70% of the actual cost or current appraised value of the property, whichever is less. The largest construction loan in the Company's portfolio at December 31, 2003 was a residential construction loan totaling $250,000.

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

     Commercial Lending. The Company also offers secured and unsecured commercial business loans. Commercial business loans consist of credit lines to support fluctuations in accounts receivable and inventory, conventional term loans, including both "owner-occupied" and "investment" real estate loans, working capital loans, business acquisition loans and small business loans. The Company's policy is to generally make fixed-rate and variable rate commercial loans with terms of from 1 to 5 years. In making commercial loans, management considers primarily the value of the collateral if the loan is secured, the financial history and resources of the borrower, the borrower's ability to repay the loan out of net operating income and the lending history with the borrower. The Company's policy has been generally to require the personal guarantee of all principal shareholders or partners for loans to corporations or partnerships, and an annual personal financial statement from all guarantors. The largest commercial loan or commercial credit relationship consisted of a variable rate commercial loan which totaled $1.80 million at December 31, 2003, and was secured by inventory and an assignment of equipment leases.

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

     Consumer Lending. The Company has developed a consumer loan program to offer loans on a short term basis, generally up to five years, thereby reducing its interest rate risk exposure. In addition, the Company has a significant amount of adjustable-rate home equity loans which adjust daily. The Company's portfolio of consumer loans includes a combination of automobile, marine, home improvement, recreation, home equity loans, credit cards loans and overdraft protection loans. Consumer loans are generally originated in the Company's primary market area and generally have maturities of one to five years. Consumer loans may be collateralized by personal property or secondary encumbrances on real estate. Unsecured consumer loans are generally made with a maximum maturity of 48 months.

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

     Consumer loans entail greater risks than one-to-four-family residential mortgage loans, particularly consumer loans that are secured by rapidly depreciable assets such as automobiles or that are unsecured. In such cases, repossessed collateral for a defaulted loan may not provide an adequate source of repayment of the outstanding loan balance, since there is a greater likelihood of damage, loss or depreciation of the underlying collateral. Further, consumer loan collections are dependent on the borrower's continuing financial stability, and therefore are more likely to be adversely affected by job loss, divorce, illness or personal bankruptcy. Finally, the application of various federal and state laws, including federal bankruptcy and insolvency laws, may limit the amount which can be recovered on such loans in the event of a default. At December 31, 2003, the Company had no consumer loans 90 days or more delinquent. As part of its operating strategy, the Company intends to increase the level of its consumer lending in its primary market area.

     Loan Approval Procedures and Authority. The Board of Directors authorizes the lending activities of the Company and establishes the lending policies. The Board of Directors has authorized the following persons to approve loans up to the amounts indicated: Loans in the amount of $200,000 for secured loans and $100,000 for unsecured loans may be approved by the President or Senior Vice President of Lending. Other lending personnel have smaller approved lending authority. One-to-four-family residential mortgage loans in an amount not exceeding the maximum amount saleable to the secondary market (such amount currently is $333,700) may be approved by specified officers within the lending department. All other loan commitments or renewals in excess of the maximum amount saleable to the secondary market must be referred to and approved by the Company's Loan Committee, which is made up of three directors, the President and the Senior Vice President of Lending.

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

     Loan Servicing. The Company also services mortgage loans for others. Loan servicing includes collecting and remitting loan payments, accounting for principal and interest, making inspections as required of mortgaged premises, contacting delinquent mortgagors, supervising foreclosures and property dispositions in the event of unremedied defaults, making certain insurance and tax payments on behalf of the borrowers and generally administering the loans. At December 31, 2003 the Company was servicing $45.22 million of mortgage loans for others.

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

     The Company's Loan Committee reviews and classifies the Company's loans on a monthly basis and reports the results of its reviews to the Board of Directors. The Company classifies loans in accordance with the management guidelines described above. At December 31, 2003, the Company had no other real estate as a result of foreclosure, which is generally classified as Substandard. At December 31, 2003, the Company had $535,000 in assets classified as Watch, no loans classified as Substandard, $23,000 classified as Doubtful, and no loans classified as Loss.

     The following table sets forth delinquencies in the Company's loan portfolio as of the dates indicated.



                                              At December 31, 2003                        At December 31, 2002
                                   --------------------------------------------------------------------------------------
                                         60-89 Days          90 Days or More        60-89 Days        90 Days or More
                                   --------------------------------------------------------------------------------------
                                               Principal             Principal            Principal             Principal
                                     Number     Balance    Number     Balance    Number    Balance    Number     Balance
                                    of Loans   of Loans   of Loans   of Loans   of Loans  of Loans   of Loans   of Loans
                                   --------------------------------------------------------------------------------------
                                                                     (dollars in thousands)
 One-to-four-family residential          2      $  81        --      $    --        1        $  73        2     $   171
 Multi-family residential               --         --        --           --       --           --       --          --
 Commercial real estate                 --         --        --           --       --           --       --          --
 Construction and land                  --         --        --           --       --           --       --          --
 Commercial business                    --         --        --           --       --           --       --          --
 Consumer                                2          5        --           --        1          300        4           7
                                   --------------------------------------------------------------------------------------
    Total                                4      $  86                $    --        2        $ 373        6     $   178
 Delinquent loans to total         ======================================================================================
    gross loans                                  0.08%                  0.00%                 0.30%                0.14%
                                   ======================================================================================
                                                                                          At December 31, 2001
                                                                               -----------------------------------------
                                                                                    60-89 Days        90 Days or More
                                                                               -----------------------------------------
                                                                                          Principal             Principal
                                                                                 Number    Balance    Number     Balance
                                                                                of Loans  of Loans   of Loans   of Loans
                                                                               -----------------------------------------
                                                                                     (dollars in thousands)
 One-to-four-family residential                                                     4        $ 130        4     $   337
 Multi-family residential                                                          --           --       --          --
 Commercial real estate                                                            --           --       --          --
 Construction and land                                                             --           --       --          --
 Commercial business                                                                1           12       --          --
 Consumer                                                                           3           44        3          50
                                                                               -----------------------------------------
    Total                                                                           8        $ 186        7     $   387
 Delinquent loans to total                                                     =========================================
    gross loans                                                                               0.13%                0.26%
                                                                               =========================================


Nonaccrual and Past Due Loans. The following table sets forth information regarding loans contractually past due 90 days or more. At December 31, 2003, there were no troubled-debt restructured loans within the meaning of Statement of Financial Accounting Standards No. 15 and no foreclosed properties classified as real estate owned. At December 31, 2003, there were no accruing loans past due 90 days or more and one loan totaling $4,000 in nonaccrual status. The Company continues to accrue interest on loans which are past due unless ultimate collection of all principal and interest is in doubt.


                                                   -----------------------------------------------------------------
                                                     Dec 31,       Dec 31,      Dec 31,       Dec 31,      Dec 31,
                                                       2003          2002         2001          2000         1999
                                                   -----------------------------------------------------------------
                                                                         (dollars in thousands)
 Loans contractually past due 90 days
   or more and nonaccruing loans                    $     4       $   184      $   387        $  307        $  468
                                                   =================================================================
 Allowance for loan losses as a percent
   of loans (1)                                        1.17%         0.95%        0.71%         0.67%         0.55%
 Allowance for loan losses as a percent of
   non-performing loans                           29,750.00%       645.65%      268.73%       289.58%       150.21%
 Non-performing loans as a percent of loans (1)        0.00%         0.15%        0.26%         0.23%         0.36%
 Non-performing assets as a percent of total
   assets                                              0.00%         0.11%        0.23%         0.19%         0.30%


 ---------------------------
(1)Loans include gross loans and mortgage loans held for sale less loans in process, undisbursed loan proceeds and deferred loan origination fees and discounts.



     Allowance for Loan Losses. The allowance for loan losses is established through a provision for loan losses based on management's evaluation of the risks inherent in the loan portfolio and the general economy. The allowance for loan losses is maintained at an amount management considers adequate to cover estimated losses in loans receivable which are deemed probable and can be estimated based on information available to management at such time.
While management believes the allowance for loan losses is sufficient to cover losses inherent in its loan portfolio at this time, no assurances can be given that the level of the allowance for loan losses will be sufficient to cover future loan losses incurred or that future adjustments to the allowance for loan losses will not be necessary if economic and other conditions differ substantially from the economic and other conditions used by management to determine the current level of the allowance for loan losses. The allowance is based upon a number of factors, including asset classifications, economic trends, industry experience and trends, industry and geographic concentrations, estimated collateral values, management's assessments of the credit risk inherent in the portfolio, historical loan loss experience, and the Company's underwriting policies. As of December 31, 2003 and 2002, the allowance for loan losses was 1.17% and 0.95%, respectively, of total loans. Management will continue to monitor and modify the allowance for loan losses as conditions dictate. Various regulatory agencies, as an integral part of their examination process, periodically review the allowance for loan losses. These agencies may require additional valuation allowances, based on their judgments of the information available at the time of the examination.

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

     The following table sets forth activity in the allowance for loan losses for the periods set forth in the table.


                                          ---------------------------------------------------------------
                                             Dec 31,      Dec 31,       Dec 31,    Dec 31,     Dec 31,
                                               2003         2002          2001       2000        1999
                                          ---------------------------------------------------------------
                                                                (Dollars in thousands)
 Balance at beginning of year               $ 1,188       $1,040        $  889      $ 703       $ 925
 Provision for loan losses                       --          170           162        300         573
 Charge-offs:
   One-to-four-family residential                --           --            --         --          --
   Multi-family residential                      --           --            --         --          --
   Commercial real estate                        --           --            --         --          --
   Construction and land                         --           --            --         --          --
   Commercial business                           --           16            12        116         800
   Consumer                                       4           18             7         15           1
                                           --------------------------------------------------------------
    Total charge-offs                             4           34            19        131         801
                                           --------------------------------------------------------------
 Recoveries:
   One-to-four-family residential                --           --            --         --          --
   Multi-family residential                      --           --            --         --          --
   Commercial real estate                        --           --            --         --          --
   Construction and land                         --           --            --         --          --
   Commercial business                            4            9             7          2           5
   Consumer                                       2            3             1         15           1
                                           --------------------------------------------------------------
    Total recoveries                              6           12             8         17           6
                                           --------------------------------------------------------------
 Net charge-offs                                 (2)          22            11        114         795
                                           --------------------------------------------------------------
 Balance at end of period                   $ 1,190       $1,188        $1,040      $ 889       $ 703
                                           ==============================================================
 Ratio of net charge-offs during the
   period to average loans outstanding
   during the period                           0.00%        0.02%         0.01%      0.09%       0.63%
                                           ==============================================================



     The following table sets forth the breakdown of the allowance for loan losses by loan category at the dates indicated.


                             -------------------------------------------------------------------------------------
                                   Amount of Allowance and Percent of Loans in Each Category to Total Loans
                             -------------------------------------------------------------------------------------
                               Dec 31, 2003     Dec 31, 2002     Dec 31, 2001     Dec 31, 2000     Dec 31, 1999
                              --------------   --------------   --------------   --------------    --------------
                              Amount Percent   Amount Percent   Amount Percent   Amount Percent    Amount Percent
                              ------ -------   ------ -------   ------ -------   ------ -------    ------ -------
                                                            (dollars in thousands)
 One-to four-
   family residential        $   64   43.46%  $  124   49.76%  $  166   57.36%   $ 166   57.63%    $  74   54.74%
 Multi-family residential        26   17.99       42   16.18      163   13.50      155   14.78        20   14.40
 Commercial real estate         187   10.09      246   12.83      136   11.31      164   12.94        19   14.18
 Construction and land            4    2.53        4    1.69       32    2.69       13    1.05         2    1.65
 Commercial business            581   11.79      450    8.04      221    6.52       77    4.92       321    6.03
 Consumer                       328   14.14      322   11.50      322    8.62      314    8.68       267    9.00
                             -----------------------------------------------------------------------------------
                             $1,190  100.00%  $1,188  100.00%  $1,040  100.00%   $ 889  100.00%    $ 703  100.00%
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

     The Company's investment policy, as established by the Board of Directors, attempts to provide and maintain liquidity, generate a favorable return on investments without incurring undue interest rate and credit risk and complement lending activities. The investment policy generally limits investments to government and federal agency-backed securities and other non-government guaranteed securities, including corporate debt obligations, that are investment grade. The investment policy provides authority to invest in U.S. Treasury and U.S. Government guaranteed securities, securities backed by federal agencies such as the Government National Mortgage Association ("GNMA"), FNMA, FHLMC and the Federal Farm Credit Bureau with maximum maturities of 10 years, mortgage-backed securities with a maximum term of 30 years which are backed by federal agency securities, obligations of state and political subdivisions with at least an "A" rating, term deposits purchased through the FHLB and securities issued by mutual funds which invest in securities consistent with the Company's allocable investments. The policy generally limits investments in each category to the lesser of $5,000,000 or 50% of the Company's or Bank's equity. The investment policies provide that the President is authorized to execute all transactions within specified limits which are reviewed by the Board of Directors on a monthly basis. From time to time the Board of Directors may authorize the President to exceed the policy limitations. The Company's Asset/Liability Committee monitors compliance with the investment policies and generally meets on a quarterly basis.

     The following table sets forth certain information regarding the carrying value, weighted average yields and contractual maturities of the Company's short-term investments and securities as of December 31, 2003. Expected maturities of mortgage-backed securities will differ from contractual maturities due to scheduled repayments and because borrowers may have the right to call or prepay obligations with or without prepayment penalties.


                                                       At December 31, 2003
                          -------------------------------------------------------------------------------------------------------
                                                  More than One          More than Five        More than Ten
                            One Year or Less    Year to Five Years     Years to Ten Years         Years               Total
                          -------------------------------------------------------------------------------------------------------
                                     Weighted              Weighted              Weighted             Weighted             Weighted
                           Carrying   Average    Carrying   Average    Carrying   Average    Carrying  Average    Carrying  Average
                             Value     Yield       Value     Yield      Value      Yield      Value     Yield      Value    Yield
                          -------------------------------------------------------------------------------------------------------
                                                         (dollars in thousands)

Federal Home Loan Bank
  term deposits           $  30,000     0.95%    $     --       --%    $    --       --%     $    --      --%    $ 30,000     0.95%
                          =========================================================================================================
Securities:
 Available-for-sale
  Mortgage-backed
   Securities             $      --       --%    $     --       --%    $    --       --%     $ 4,200    4.28%    $  4,200     4.28%
 Held to maturity:
  Mortgage-Backed
   securities                    --       --%          --       --%         --       --%     $   532    6.81%    $    532     6.81%
                          ---------------------------------------------------------------------------------------------------------
      Total securities    $      --       --%    $     --       --%    $    --       --%     $ 4,732    4.56%    $  4,732     4.56%
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

     At December 31, 2003, the Company had $8.29 million in certificate accounts in amounts of $100,000 or more maturing as follows:

                                                  Amount         Weighted
      Maturity Period                         (in thousands)   Average Rate
     ----------------                             -------      ------------
Three months or less                              $ 2,549         2.11%
Over three through six months                       1,485         1.74%
Over six months through 12 months                   1,968         2.06%
Over 12 months                                      2,291         4.53%
                                                  -------
 Total                                           $  8,293         2.70%
                                                  ========================


     The following table sets forth the distribution of the Company's average deposit accounts for the periods indicated and the weighted average interest rates on each category presented.



                               ---------------------------------------------------------------------------------------------------
December 31, 2003                 December 31, 2002                December 31, 2001
                               ---------------------------------------------------------------------------------------------------
                                           Percent                           Percent                           Percent
                                           of Total   Weighted               of Total   Weighted               of Total   Weighted
                                Average    Average    Average     Average    Average    Average     Average    Average    Average
                                Balance    Deposits     Rate      Balance    Deposits     Rate      Balance    Deposits    Rate
                                -------    ---------  --------    --------   ---------  --------    -------    --------  --------
                                                                      (dollars in thousands)
 Money market deposits         $ 21,296      16.09%      1.31%    $ 15,952    12.54%     2.21%     $ 10,949      8.90%      3.19%
 Passbook deposits               18,529      13.99       0.55       16,617    13.07      1.00        14,133     11.49       1.97
 NOW and other demand deposits   21,829      16.49       0.45       19,375    15.23      1.01        16,545     13.45       1.37
 Non-interest bearing deposits   12,422       9.38       0.00       11,197     8.80      0.00        10,367      8.43       0.00
                                -------     ------                  ------   ------                 -------    ------
    Total                        74,076      55.95       0.65%      63,141    49.64      1.13%       51,994     42.28       1.64%
                                -------     ------       ====       ------   ------      ====       -------    ------       ====
 Certificates accounts
  Three months or less              653       0.49       1.23%         619      .49      1.94%          271       .22       3.32%
  Over three through six months  18,997      14.35       2.02       17,265    13.58      2.97        14,947     12.15       5.09
  Over six through 12 months      7,307       5.52       2.04        8,585     6.75      3.15         9,348      7.60       5.30
  Over one to three years        20,681      15.62       3.08       26,889    21.14      4.66        35,665     29.00       5.91
  Over three to five years        3,830       2.89       4.83        4,900     3.85      5.41         5,496      4.47       5.82
  Over five to ten years          6,863       5.18       6.09        5,788     4.55      6.50         5,257      4.28       6.62
                                -------     ------                 -------   ------                 -------    ------
    Total certificates           58,331      44.05       3.05%      64,046    50.36      4.20%       70,984     57.72       5.69%
                                -------     ------       ====      -------   ------      ====       -------    ------       ====
    Total average deposits     $132,407     100.00%               $127,187   100.00%               $122,978    100.00%
                                =======     ======                 =======   ======                 =======    ======



     At December 31, 2003, the Company had $13.00 million in advances from the FHLB and had no other borrowings. The Company may obtain advances from the FHLB as part of its operating strategy. The maximum amount that the FHLB will advance to member institutions, including the Company, fluctuates from time to time in accordance with the policies of the OTS and the FHLB.

     The following schedule presents FHLB advances at December 31, 2003 by maturity date:


    Date                  Fixed                          Next
     of        Interest     or        Maturity           Call        Amount
   Advance       Rate    Variable       Date             Date    (in thousands)
-----------------------------------------------------------------------------
October   1998   4.30     Fixed    October   2008    January   2004     5,000
January   2001   4.55     Fixed    January   2011    January   2004     5,000
September 2001   3.80     Fixed    September 2011    September 2004     3,000
                                                                     --------
                                                                     $ 13,000
                                                                     ========

     At December 31, 2002, the Company had $15.00 million in advances from the FHLB and had no other borrowings. FHLB advances at December 31, 2002 was comprised of the following:

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
September 2001   3.80     Fixed    September 2011    September 2004     3,000
                                                                     --------
                                                                     $ 15,000
                                                                     ========

    The following table sets forth certain information regarding the Company's borrowed funds at or for the periods ended on the dates indicated:




                                                                   At or for the Year Ended:

                                          December 31, 2003            December 31, 2002              December 31, 2001
                                         -------------------          -------------------            ------------------
                                                                    (Dollars in thousands)

 FHLB advances:
   Average balance outstanding                  $13,893                     $17,904                       $19,061
                                                =======                     =======                       =======
   Maximum amount outstanding at any
    month-end during the period                 $15,000                     $20,500                       $23,000
                                                =======                     =======                       =======
   Balance outstanding at end of period         $13,000                     $15,000                       $20,500
                                                =======                     =======                       =======
   Weighted average interest rate
    during the period                              4.28%                       4.53%                         4.87%
                                                =======                     =======                       =======
   Weighted average interest rate
    at end of period                               4.28%                       4.15%                         4.64%
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

Personnel

     As of December 31, 2003, the Company, including the Bank and PASC, had
66 full-time employees and 29 part-time employees. The employees are not represented by a collective bargaining unit, and the Company considers its relationship with its employees to be good.

                  INFORMATION REGARDING SUBSIDIARY ACTIVITIES

Description of Business

     The Bank operates a wholly owned subsidiary, Park Avenue Service
Corporation ("PASC"). PASC operates the GTPS Insurance Agency ("Agency") which offers a variety of insurance products, including life, health, automobile, and property and casualty insurance. Prior to October 1, 2003, PASC also offered full service brokerage activities through UMB Scout
Brokerage Services, Inc., ("UMB") a subsidiary of United Missouri Bank.
Effective October 1, 2003, the contract between PASC and UMB was terminated and a new contract was entered into between the Bank and UMB. All brokerage activities are now being conducted through the Bank. The revenue generated by PASC is dependent upon maintaining relationships with the current insurance providers. As of December 31, 2003 and 2002, PASC had total assets of $1.73 million and $1.27 million, respectively. For the year ended
December 31, 2003, PASC had total revenues of $1,701,000 which was 14.5% of total consolidated revenues (prior to the elimination on a consolidated basis of inter-company transactions) and net income of $200,000, which was 13.6% of total consolidated net income. For the year ended December 31, 2002, PASC had total revenues of $1,529,000 which was 11.2% of total consolidated revenues (prior to the elimination on a consolidated basis of inter-company transactions) and net income of $186,000, which was 9.8% of total consolidated net income.



Competition

     The Agency mainly competes with several locally owned insurance agencies and also with branches and agents of national insurance companies.
Competition for insurance business is based mainly on quality of services, including handling of claims, premiums quoted and the availability of a broad range of products from a variety of insurance companies.


                         REGULATION AND SUPERVISION

General

     As a savings and loan holding company, the Company is required by federal law to report to, and otherwise comply with the rules and regulations of, the OTS. The Bank is subject to extensive regulation, examination and supervision by the OTS, as its primary federal regulator, and the FDIC, as the deposit insurer. The Bank is a member of the FHLB System and, with respect to deposit insurance, of the Savings Association Insurance Fund
("SAIF") managed by the FDIC. The Bank must file reports with the OTS and the FDIC concerning its activities and financial condition in addition to obtaining regulatory approvals prior to entering into certain transactions such as mergers with, or acquisitions of, other savings institutions. The
OTS and/or the FDIC conduct periodic examinations to test the Bank's safety and soundness and compliance with various regulatory requirements. This regulation and supervision establishes a comprehensive framework of activities in which an institution can engage and is intended primarily for the protection of the insurance fund and depositors. The regulatory structure also gives the regulatory authorities extensive discretion in connection with their supervisory and enforcement activities and examination policies, including policies with respect to the classification of assets and the establishment of adequate loan loss reserves for regulatory purposes.
Any change in such regulatory requirements and policies, whether by the OTS, the FDIC or Congress, could have a material adverse impact on the Company, the Bank and their operations. Certain regulatory requirements applicable to the Bank and to the Company are referred to below or elsewhere herein. The description of statutory provisions and regulations applicable to savings institutions and their holding companies set forth below does not purport to be a complete description of such statutes and regulations and their effects on the Bank and the Company.

Holding Company Regulation

     The Company is a nondiversified unitary savings and loan holding company within the meaning of federal law. Under prior law, a unitary savings and loan holding company, such as the Company, was not generally restricted as to the types of business activities in which it may engage, provided that the Bank continued to be a qualified thrift lender. See "Federal Savings
Institution Regulation - QTL Test." The Gramm-Leach-Bliley Act of 1999 provides that no company may acquire control of a savings institution after May 4, 1999 unless it engages only in the financial activities permitted for financial holding companies under the law or for multiple savings and loan holding companies as described below. Further, the Gramm-Leach-Bliley Act specifies that existing savings and loan holding companies may only engage in such activities. The Gramm-Leach-Bliley Act, however, grandfathered the unrestricted authority for activities with respect to unitary savings and loan holding companies existing prior to May 4, 1999, so long as the holding company's savings institution subsidiary continues to comply with the QTL
Test. The Company does qualify for the grandfathering. Upon any non-supervisory acquisition by the Company of another savings institution or savings bank that meets the qualified thrift lender test and is deemed to be a savings institution by the OTS, the Company would become a multiple savings and loan holding company (if the acquired institution is held as a separate subsidiary) and would generally be limited to activities permissible for bank holding companies under Section 4(c)(8) of the Bank Holding Company Act, subject to the prior approval of the OTS, and certain activities authorized by OTS regulation. However, the OTS has issued an interpretation concluding that multiple savings and loan holding companies may also engage in activities permitted for financial holding companies.

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

     Although savings and loan holding companies are not currently subject to specific capital requirements or specific restrictions on the payment of dividends or other capital distributions, federal regulations do prescribe such restrictions on subsidiary savings institutions as described below. The
Bank must notify the OTS thirty (30) days before declaring any dividend to the Company. In addition, the financial impact of a holding company on its subsidiary institution is a matter that is evaluated by the OTS and the agency has authority to order cessation of activities or divestiture of subsidiaries deemed to pose a threat to the safety and soundness of the institution.

     Acquisition of the Company.  Under the Federal Change in Bank Control
Act, a notice must be submitted to the OTS if any person (including a company), or group acting in concert, seeks to acquire "control" of a savings and loan holding company. Under certain circumstances, a change of control may occur, and prior notice is required, upon the acquisition of 10% or more of the Company's outstanding voting stock, unless the OTS has found that the acquisition will not result in a change of control of the Company. Under the Change in Bank Control Act, the OTS has sixty (60) days from the filing of a complete notice to act, taking into consideration certain factors, including the financial and managerial resources of the acquirer and the anti-trust effects of the acquisition. Any company that acquires control would then be subject to regulation as a savings and loan holding company.


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

     The risk-based capital standard for savings institutions requires the maintenance of Tier 1 (core) and total capital (which is defined as core capital and supplementary capital) to risk-weighted assets of at least 4% and 8%, respectively. In determining the amount of risk-weighted assets, all assets, including certain off-balance sheet assets, recourse obligations, residual interests and direct credit substitutes, are multiplied by a risk-weight factor of 0% to 100%, and assigned by the OTS capital regulation based on the risks believed inherent in the type of asset. Core (Tier 1) capital is defined as common stockholders' equity (including retained earnings), certain noncumulative perpetual preferred stock and related surplus, and minority interests in equity accounts of consolidated subsidiaries less intangibles other than certain mortgage servicing rights and credit card relationships. The components of supplementary capital currently include cumulative preferred stock, long-term perpetual preferred stock, mandatory convertible securities, subordinated debt and intermediate preferred stock, the allowance for loan and lease losses limited to a maximum of 1.25% of risk-weighted assets and up to 45% of unrealized gains on available-for-sale equity securities with readily determinable fair market values. Overall, the amount of supplementary capital included as part of total capital cannot exceed 100% of core capital.

     The OTS also has authority to establish individual minimum capital requirements in appropriate cases upon a determination that an institution's capital level is or may become inadequate in light of the particular circumstances. At December 31, 2003, the Bank met each of its capital requirements.

	     The following table presents the Bank's capital position at December 31,
2003:

                                                               Capital
                                            Excess      ---------------------
                   Actual     Required   (Deficiency)     Actual     Required
                   Capital     Capital      Amount       Percent      Percent
-----------------------------------------------------------------------------
                           (dollars in thousands)

Tangible          $ 11,735     $ 2,312      $ 9,423        7.6%        1.5%
Core (leverage)     11,735       4,623        7,112        7.6         3.0
Risk-based          12,813       6,899        5,914       14.9         8.0


     Prompt Corrective Regulatory Action. The OTS is required to take certain supervisory actions against undercapitalized institutions, the severity of which depends upon the institution's degree of undercapitalization. Generally, a savings institution that has a ratio of total capital to risk weighted assets of less than 8%, a ratio of Tier 1
(core) capital to risk-weighted assets of less than 4% or a ratio of core capital to total assets of less than 4% (3% or less for institutions with the highest examination rating) is considered to be "undercapitalized." A savings institution that has a total risk-based capital ratio less than 6%, a Tier 1 capital ratio of less than 3% or a leverage ratio that is less than 3% is considered to be "significantly undercapitalized" and a savings institution that has a tangible capital to assets ratio equal to or less than 2% is deemed to be "critically undercapitalized." Subject to a narrow exception, the OTS is required to appoint a receiver or conservator within specified time frames for an institution that is "critically undercapitalized." The regulation also provides that a capital restoration plan must be filed with the OTS within forty-five (45) days of the date a savings institution receives notice that it is "undercapitalized,"
"significantly undercapitalized" or "critically undercapitalized."
Compliance with the plan must be guaranteed by any parent holding company.
In addition, numerous mandatory supervisory actions become immediately applicable to an undercapitalized institution, including, but not limited to, increased monitoring by regulators and restrictions on growth, capital distributions and expansion. The OTS could also take any one of a number of discretionary supervisory actions, including the issuance of a capital directive and the replacement of senior executive officers and directors.

     Insurance of Deposit Accounts.  The Bank is a member of the SAIF.  The
FDIC maintains a risk-based assessment system by which institutions are assigned to one of three categories based on their capitalization and one of three subcategories based on examination ratings and other supervisory information. An institution's assessment rate depends upon the categories to which it is assigned. Assessment rates for SAIF member institutions are determined semi-annually by the FDIC and currently range from zero basis points for the healthiest institutions to 27 basis points of assessable deposits for the riskiest.

     In addition to the assessment for deposit insurance, institutions are required to make payments on bonds issued in the late 1980s by the Financing
Corporation to recapitalize the predecessor to the SAIF. During fiscal 2003, Financing Corporation payments for SAIF members approximated 1.60 basis points of assessable deposits.

     The Bank's assessment rate for the fiscal year 2003 was 1.61 basis points and the total assessment paid for this period (including the FICO assessment) was $21,000. The FDIC has authority to increase insurance assessments. A significant increase in SAIF insurance premiums would likely have an adverse effect on the operating expenses and results of operations of the Bank. Management cannot predict what insurance assessment rates will be in the future.

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

     Loans to One Borrower. Federal law provides that savings institutions are generally subject to the limits on loans to one borrower applicable to national banks. A savings institution may not make a loan or extend credit to a single or related group of borrowers in excess of 15% of its unimpaired capital and surplus. An additional amount may be lent, equal to 10% of unimpaired capital and surplus, if secured by specified readily-marketable collateral. At December 31, 2003, the Bank's limit on loans to one borrower was $1.87 million, and the Bank's largest aggregate outstanding balance of loans to one borrower was $3.16 million.

     QTL Test. Federal law requires savings institutions to meet a qualified thrift lender test. Under the test, a savings association is required to either qualify as a "domestic building and loan association" under the Internal Revenue Code or maintain at least 65% of its "portfolio assets"
(total assets less: (i) specified liquid assets up to 20% of total assets;
(ii) intangibles, including goodwill; and (iii) the value of property used to conduct business) in certain "qualified thrift investments" (primarily residential mortgages and related investments, including certain mortgage-backed securities) in at least nine (9) months out of each twelve (12) month period.

     A savings institution that fails the qualified thrift lender test is subject to certain operating restrictions and may be required to convert to a bank charter. As of December 31, 2003, the Bank maintained 77.3% of its portfolio assets in qualified thrift investments and, therefore, met the qualified thrift lender test. Recent legislation has expanded the extent to which education loans, credit card loans and small business loans may be considered "qualified thrift investments."

     Limitation on Capital Distributions. OTS regulations impose limitations upon all capital distributions by a savings institution, including cash dividends, payments to repurchase its shares and payments to shareholders of another institution in a cash-out merger. Under the regulations, an application to and the prior approval of the OTS is required prior to any capital distribution if the institution does not meet the criteria for "expedited treatment" of applications under OTS regulations (i.e., generally, examination and Community Reinvestment Act ratings in the two top categories), the total capital distributions for the calendar year exceed net income for that year plus the amount of retained net income for the preceding two years, the institution would be undercapitalized following the distribution or the distribution would otherwise be contrary to a statute, regulation or agreement with the OTS. If an application is not required, the institution must still provide prior notice to the OTS of the capital distribution if, like the Bank, it is a subsidiary of a holding company. In the event the Bank's capital fell below its regulatory requirements or the OTS notified it that it was in need of increased supervision, the Bank's ability to make capital distributions could be restricted. In addition, the OTS could prohibit a proposed capital distribution by any institution, which would otherwise be permitted by the regulation, if the OTS determines that such distribution would constitute an unsafe or unsound practice.

     Assessments. Savings institutions are required to pay assessments to the OTS to fund the agency's operations. The general assessments, paid on a semi-annual basis, are computed upon the savings institution's total assets, including consolidated subsidiaries, as reported in the Bank's latest quarterly thrift financial report. The assessments paid by the Bank for the fiscal year ended December 31, 2003 totaled $47,000.

     Transactions with Related Parties. The Bank's authority to engage in transactions with "affiliates" (e.g., any company that controls or is under common control with an institution, including the Company and its non-savings institution subsidiaries) is limited by federal law. The aggregate amount of covered transactions with any individual affiliate is limited to 10% of the capital and surplus of the savings institution. The aggregate amount of covered transactions with all affiliates is limited to 20% of the savings institution's capital and surplus. Certain transactions with affiliates are required to be secured by collateral in an amount and of a type described in federal law. The purchase of low quality assets from affiliates is generally prohibited. The transactions with affiliates must be on terms and under circumstances that are at least as favorable to the institution as those prevailing at the time for comparable transactions with non-affiliated companies. In addition, savings institutions are prohibited from lending to any affiliate that is engaged in activities that are not permissible for bank holding companies and no savings institution may purchase the securities of any affiliate other than a subsidiary.

     The Sarbanes-Oxley Act of 2002 generally prohibits loans by the Company to its executive officers and directors. However, that act contains a specific exception for loans by the Bank to its executive officers and directors in compliance with federal banking laws. Under such laws, the Bank's authority to extend credit to executive officers, directors and 10% shareholders ("insiders"), as well as entities such persons' control, is limited. The law limits both the individual and aggregate amount of loans the Bank may make to insiders based, in part, on the Bank's capital position and requires certain board approval procedures to be followed. Such loans are required to be made on terms substantially the same as those offered to unaffiliated individuals and not involve more than the normal risk of repayment. There is an exception for loans made pursuant to a benefit or compensation program that is widely available to all employees of the institution and does not give preference to insiders over other employees.

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

FHLB System

     The Bank is a member of the FHLB System, which consists of (12) regional
FHLBs. The FHLB provides a central credit facility primarily for member institutions. The Bank, as a member of the FHLB, is required to acquire and hold shares of capital stock in that FHLB in an amount at least equal to 1.0% of the aggregate principal amount of its unpaid residential mortgage loans and similar obligations at the beginning of each year, or 1/20 of its advances (borrowings) from the FHLB, whichever is greater. The Bank was in compliance with this requirement with an investment in FHLB stock at December
31, 2003 of $1.32 million.

     The FHLBs are required to provide funds for the resolution of insolvent thrifts in the late 1980s and to contribute funds for affordable housing programs. These requirements could reduce the amount of dividends that the FHLBs pay to their members and could also result in the FHLBs imposing a higher rate of interest on advances to their members. If dividends were reduced, or interest on future FHLB advances increased, the Bank's net interest income would likely also be reduced.

Federal Reserve System

     The Federal Reserve Board regulations require savings institutions to maintain non-interest earning reserves against their transaction accounts
(primarily Negotiable Order of Withdrawal (NOW) and regular checking accounts). The regulations generally provide that reserves be maintained against aggregate transaction accounts as follows: a 3% reserve ratio is assessed on net transaction accounts up to and including $45.4 million; a 10% reserve ratio is applied above $45.4 million. The first $6.6 million of otherwise reservable balances (subject to adjustments by the Federal Reserve
Board) are exempted from the reserve requirements. The amounts are adjusted annually. The Bank complies with the foregoing requirements.

                       FEDERAL AND STATE TAXATION

Federal Taxation

     General. The Company and the Bank report their income on a calendar year, consolidated basis and use the accrual method of accounting, and are subject to federal income taxation in the same manner as other corporations with some exceptions, including particularly the Bank's reserve for bad debts discussed below. The following discussion of tax matters is intended only as a summary and does not purport to be a comprehensive description of the tax rules applicable to the Bank or the Company. Neither the Company or the Bank have been audited by the IRS during the last seven years, which covered the tax years 1997-2003. For its 2003 taxable year, the Company and the Bank are subject to a maximum federal income tax rate of 39%.

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

                   Age at
     Name         12/31/03                   Position
---------------- ----------    ---------------------------------------------
Jane F. Adams        47        Chief Financial Officer, Secretary, Treasurer
                               of Great American Bancorp, Inc. since April,
                               1995.  Senior Vice President - Finance,
                               Secretary, Treasurer of Bank since February,
                               1996.  Secretary, Treasurer of PASC since
                               April, 1995.

Mark D. Piper        40        Senior Vice President - Operations of Bank
                               since February 2002.  Prior thereto Vice
                               President - Operations of Bank since 1996.

Melinda K. Waller    45        Senior Vice President - Deposit Acquisitions
                               of Bank since February 1997.  Prior thereto
                               Vice President - Deposit Acquisitions of
                               Bank since 1991.

Paul D. Wilson       53        Senior Vice President - Lending of Bank since
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





                                                                                    Net Book Value
                                                                                    of Property or
                                                   Original                           Leasehold
                                       Leased        Date                          Improvements at
                                         or        Leased or     Date of Lease       December 31,
Location                                Owned      Acquired       Expiration             2003
                                       -------     ---------     -------------     ----------------
Administrative and Branch Office:
1311 South Neil Street
Champaign, Illinois                     owned     04/12/1993            --           $ 4,597,000

Branch Offices:

1912 West Springfield
Champaign, Illinois                    leased     12/01/1979        11/30/2019            83,000

301 West Springfield
Urbana, Illinois                        owned     01/27/1980            --               685,000
                                                                                     -----------
                                                                      Total          $ 5,365,000
                                                                                     ===========





     The Bank presently owns electronic data processing equipment, consisting of personal computers, printers, item processing and other bank equipment with an approximate net book value of $718,000. The Bank does not provide data processing services for other financial institutions. The Bank currently uses an in-house system for its primary computer application. This system processes the majority of banking transactions.

Item 3.   Legal Proceedings.

     The Company is not involved in any pending legal proceedings other than routine legal proceedings occurring in the ordinary course of business. Such routine legal proceedings in the aggregate are believed by management to be immaterial to the Company's financial condition or results of operations.

Item 4.   Submission of Matters to a Vote of Security Holders.

     During the quarter ended December 31, 2003, no matters were
submitted to   vote of security holders through a solicitation of
proxies or otherwise.

                            PART II

Item 5.   Market for Common Equity and Related Stockholder Matters.

     Information relating to the market for Registrant's common stock and related stockholder matters appears under "Shareholder Information" in the 2003 Annual Report to Stockholders on pages 59 through 60 and is incorporated herein by reference.

     The following table provides information regarding stock options granted to directors and key officers under the 1995 Great American Bancorp, Inc. Incentive Plan ("Incentive Plan") as of December 31, 2003. The Incentive Plan was approved by shareholders at the Company's annual meeting of stockholders held on February 14, 1996.

                            Equity Compensation Plan Information


                            Number of securities         Weighted-average
                                 to be issued upon           exercise price of       Number of securities
                              exercise of outstanding       outstanding options,      remaining available
     Plan Category          options, warrants and rights    warrants and rights       for future issuance
     -------------          ----------------------------    -------------------      --------------------

                                       (a)                           (b)                    (c)

Equity compensation plans
approved by security holders         130,763                        $14.25                 23,574

Equity compensation plans not
approved by security holders              --                            --                     --
                                  -------                        ------                 ------
Total                                130,763                        $14.25                 23,574
                                     =======                        ======                 ======



Item 6.   Management's Discussion and Analysis or Plan of Operation.

     The above captioned information appears under the caption "Management's Discussion and Analysis" in the 2003 Annual Report to Stockholders on pages 2 to 30 and is incorporated herein by reference.

Item 7.   Financial Statements

     The Consolidated Financial Statements of Great American Bancorp, Inc. and its subsidiary as of December 31, 2003 and 2002, together with the report of BKD, LLP appears in the 2003 Annual Report to Stockholders on pages 31 to 58 and is incorporated herein by reference.

Item 8. Changes In and Disagreements With Accountants on Accounting and Financial Disclosure

     BKD, LLP was previously the principal accountants for the Company. On March 8, 2004, the Audit/Compliance Committee of the Company (the "Committee") determined not to engage BKD, LLP as the Company's independent accountants for the fiscal year ending December 31, 2004. In connection with the audits of the two fiscal years ended December 31, 2003 and the subsequent interim period through the date of termination, there were no disagreements with BKD, LLP on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements if not resolved to their satisfaction would have caused them to make reference to the subject matters of the disagreements in connection with their report. In addition, such financial statements contained no adverse opinion or a disclaimer of opinion, and were not modified as to uncertainty, audit scope, or accounting principles.

     On March 8, 2004, the Committee engaged McGladrey & Pullen, LLP as the Company's principal accountants for the fiscal year ending December 31, 2004, subject to completion of McGladrey & Pullen, LLP's normal due diligence procedures.

                               PART III

Item 8A.  Controls and Procedures

     The Company's management, including the Company's principal executive officer and principal financial officer, have evaluated the effectiveness of the Company's "disclosure controls and procedures," as such term is defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended, (the "Exchange Act"). Based upon their evaluation, the principal executive officer and principal financial officer concluded that, as of the end of the period covered by this report, the Company's disclosure controls and procedures were effective for the purpose of ensuring that the information required to be disclosed in the reports that the Company files or submits under the Exchange Act with the Securities and Exchange Commission (the "SEC") (1) is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and (2) is accumulated and communicated to the Company's management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. In addition, based on that evaluation, no change in the Company's internal control over financial reporting occurred during the year ended December 31, 2003 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act.

     The information required to be disclosed under Part III, Item 9 is incorporated herein by reference to the Registrant's Proxy Statement for the Annual Meeting of Stockholders to be held on April 27, 2004 at pages 6, 7, 10, 16 and 18-21 filed on March 26, 2004 with the SEC and Part I, Item 1 "Executive Officers of the Registrant."

     The Company has adopted a Code of Ethics and Business Conduct. See the Exhibits to this Annual Report on Form 10-KSB.

Item 10.  Executive Compensation

     The information relating to executive and director compensation is incorporated herein by reference to the Registrant's Proxy Statement for the Annual Meeting of Stockholders to be held on April 27, 2004 at pages 7 and 13 through 15, filed on March 26, 2004 with the SEC.

Item 11. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

     The information relating to security ownership of certain beneficial owners and management is incorporated herein by reference to the Registrant's Proxy Statement for the Annual Meeting of Stockholders to be held on April 27, 2004 at pages 8 and 9, filed on March 26, 2004 with the SEC.

Item 12.  Certain Relationships and Related Transactions

     The information relating to certain relationships and related transactions is incorporated herein by reference to the Registrant's Proxy Statement for the Annual Meeting of Stockholders to be held on April 27, 2004 at page 16, filed on March 26, 2004 with the SEC.

Item 13.  Exhibits and Reports on Form 8-K.

     (a)       The following documents are filed as a part of this report:

          (1)    Financial Statements

          Consolidated Financial Statements of the Company are incorporated by reference to the following indicated pages of the 2003 Annual Report to Stockholders.

          Independent Accountants' Report  . . . . . . . . . . . . . . . .31

          Consolidated Balance Sheets as of
          December 31, 2003 and 2002. . . . . . . . . . . . . . . . . . . 32

          Consolidated Statements of Income for the year
          ended December 31, 2003 and 2002  . . . . . . . . . . . . . . . 33

          Consolidated Statements of Stockholders' Equity for
          the year ended December 31, 2003 and 2002 . . . . . . . . . . . 34

          Consolidated Statements of Cash Flows for the year
          ended December 31, 2003 and 2002. . . . . . . . . . . . . . . . 35

          Notes to Consolidated Financial Statements  . . . . . . . . .36-58

          The remaining information appearing in the 2003 Annual Report to Stockholders is not deemed to be filed as part of this report, except as expressly provided herein.

          (2)   Schedules

          All schedules are omitted because they are not required or applicable, or the required information is shown in the consolidated financial statements or the notes thereto.

          (3) Exhibits

          The following exhibits are filed as part of this report:

         3.1   Certificate of Incorporation of Great American Bancorp,
                Inc.(1)
         3.2   Bylaws of Great American Bancorp, Inc.(1)
         4.0   Stock Certificate of Great American Bancorp, Inc.(1)
        10.1   First Federal Savings Bank of Champaign-Urbana Employee
               Stock Ownership Plan(1)
        10.2 Form of Employment Agreement between First Federal Savings Bank of Champaign-Urbana and George R. Rouse(1)
        10.3 Form of Employment Agreement between Great American Bancorp, Inc. and George R. Rouse(2)
        10.4   Great American Bancorp, Inc. 1995 Incentive Plan(3)
        10.5   Great American Bancorp, Inc. 1995 Incentive Plan(4)
               (as amended and restated as of January 13, 1997)
        13.0 2003 Annual Report to Stockholders (only portions incorporated by reference filed herewith)
        14.0   Code of Ethics and Business Conduct (filed herewith)
        16.0   Letter on change in certifying accountant(5)
        21.0 Subsidiary information is incorporated herein by reference to "Part I - Subsidiaries"
        23.0   Consent of Independent Accountants
        31.1   Rule 13a-14(a)/15d-14(a) Chief Executive Officer Certification
        31.2   Rule 13a-14(a)/15d-14(a) Chief Financial Officer Certification
        32.0   Section 1350 Certifications

__________________

           (1) Incorporated herein by reference into this document from the Exhibits to Form S-1, Registration Statement, as amended, filed on March 24, 1995, Registration No. 33-90614.

           (2) Incorporated herein by reference into this document from the Registrant's Report on Form 10-QSB for the quarter ended March 31, 2003.

           (3) Incorporated herein by reference into this document from the Registrant's Proxy Statement for the Annual Meeting of Stockholders held on February 14, 1996 which was filed on January 11, 1996 at Exhibit A.

           (4) Incorporated herein by reference into this document from the Registrant's Report on Form 10-KSB for the fiscal year ended December 31, 1996.

           (5) Incorporated herein by reference into this document from the Registrant's Report on Form 8-K filed on March 15, 2004 for the event occurring on March 8, 2004.

     (b)    Reports on Form 8-K

            On October 14, 2003, the Registrant filed a Current Report on Form 8-K under Items 7 and 12, incorporating by reference a press release dated October 10, 2003, relating to the Company's unaudited results for the period ended September 30, 2003.

Item 14.  Principal Accountant Fees and Services

     The information relating to audit fees and related services is incorporated herein by reference to the Registrant's Proxy Statement for the Annual Meeting of Stockholders to be held on April 27, 2004 at pages 11 and 12, filed on March 26, 2004 with the SEC.




                                    SIGNATURES

     In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                      GREAT AMERICAN BANCORP, INC.

Date:    March 23, 2004               /s/ George R. Rouse
     -----------------------          -------------------------------
                                      George R. Rouse
                                      President, Chief Executive
                                      Officer and Director

     In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date:    March 23, 2004               /s/ George R. Rouse
     -----------------------          -------------------------------
                                      George R. Rouse
                                      President, Chief Executive
                                      Officer and Director

Date:    March 23, 2004               /s/ Ronald E. Guenther
     -----------------------          -------------------------------
                                      Ronald E. Guenther
                                      Chairman of the Board
                                      of Directors

Date:
     -----------------------          -------------------------------
                                      Clinton C. Atkins, Director

Date:    March 23, 2004               /s/ Ronald Kiddoo
     -----------------------          ------------------------
                                      Ronald Kiddoo, Director

Date:    March 23, 2004               /s/ Jack B. Troxell
     -----------------------          -------------------------------
                                      Jack B. Troxell, Director

Date:    March 23, 2003               /s/ Jane F. Adams
     -----------------------          -------------------------------
                                      Jane F. Adams
                                      Chief Financial Officer,
                                      Secretary and Treasurer
                                      (Principal Senior Accounting
                                      and Financial Officer)







                    Exhibit 13.0   Annual Report to Shareholders

GREAT AMERICAN BANCORP, INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS
(Table dollar amounts in thousands, except per share data)

    Great American Bancorp, Inc. (the "Company") is based in east central Illinois and is the parent company of First Federal Savings Bank of Champaign-Urbana (the "Bank"). The Company purchases loans from the Bank, but otherwise conducts no significant business except through the Bank. In addition to traditional banking services, the Bank also provides securities brokerage services through a third-party broker-dealer, UMB Scout Brokerage Services, Inc., ("UMB"), a subsidiary of United Missouri Bank and engages in the sale of tax deferred annuities. Through its subsidiary, Park Avenue Service Corporation ("PASC"), the Bank operates the GTPS Insurance Agency ("Agency") which provides insurance related products to customers. The Agency sells a variety of insurance products including life, health, automobile, property and casualty insurance. Prior to October 1, 2003, the brokerage activities were conducted through PASC. Effective October 1, 2003, the contract between PASC and UMB was terminated and a new contract was entered into between the Bank and UMB. All brokerage activities are now being conducted through the Bank. Refer to Note 16 - "Business Industry Segments" of the Notes to the Consolidated Financial Statements for financial information relating to the Company's industry segments, including banking services and insurance services. All references to the Company include the Bank and PASC, unless otherwise indicated.

Forward-Looking Statements

     In addition to historical information, this Annual Report may include certain forward-looking statements based on current management expectations. The Company's actual results could differ materially from those management expectations. Factors that could cause future results to vary from current management expectations include, but are not limited to, general economic conditions, legislative and regulatory changes, monetary and fiscal policies of the federal government, changes in tax policies, rates and regulations of federal, state and local tax authorities, changes in interest rates, deposit flows, the cost of funds, demand for loan products, demand for financial services, competition, changes in the quality or composition of the Bank's loan and investment portfolios, changes in accounting principles, policies or guidelines, and other economic, competitive, governmental and technological factors affecting the Company's operations, markets, products, services and prices. Further description of the risks and uncertainties to the business are included in detail in Item 1, "Business" of the Company's 2003 Form 10-KSB. The Company does not undertake - and specifically disclaims any obligation - to publicly release the result of any revisions which may be made to any forward-looking statements to reflect events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events.

     The following is a discussion of the Company's financial condition at December 31, 2003 and 2002 and the results of the Company's operations for the years ended December 31, 2003 and 2002. The purpose of this discussion is to focus on information about the Company's financial condition and results of operation which is not otherwise apparent from the consolidated financial statements. The following discussion and analysis should be read along with the consolidated financial statements and the related notes included herein.

Overview

     Historically low market interest rates during 2003 and 2002 stimulated significant refinancing activity in the Company's home mortgage loan portfolio. In order to reduce the interest rate risk associated with retaining lower-yielding refinanced loans in the Company's loan portfolio, the Company sold the majority of refinanced home mortgage loans during both 2003 and 2002. The Company also sold the majority of new home mortgage loans during both years. During 2003 and 2002, the Company maintained most of the excess cash generated from loan sales in short-term interest-bearing deposits. This transfer of assets between higher yielding loan products to lower-rate, short-term deposits was a primary reason net income declined by $434,000 in 2003. At December 31, 2003, loans totaled $100.77 million, as compared to $122.34 million at December 31, 2002. Total cash and cash equivalents were $44.06 million at December 31, 2003 compared to $32.33 million at December 31, 2002.

     During 2003, total interest-bearing deposits declined and the Company also experienced a shift in deposits from higher-rate, longer-term certificates of deposit to short-term demand accounts which had a positive impact on earnings for 2003. Generally, the Company's deposit costs decrease more slowly than interest income from loans during a period of declining market interest rates, so net interest income in 2003 was affected to a greater extent by the decline in interest income. Total interest-bearing deposits were $113.66 million at December 31, 2003 compared to 118.89 million at December 31, 2002.

     The Company continues to generate significant commission income from insurance sales: $1.63 million in 2003 compared to $1.43 million in 2002. Commission income growth in 2003 was primarily due to new commercial customers and group life and health insurance customers. Net gains on loan sales also contributed significantly to earnings in 2003 and 2002. Net gains on loan sales were $648,000 in 2003 and $647,000 in 2002.

     Total noninterest expense increased $351,000 in 2003, primarily due to increases in salaries and employee benefits, equipment expense and amortization of mortgage servicing rights.

Results of Operations

General

     The Company recorded net income of $1,470,000 in 2003, which was $434,000, or 22.8%, lower than the $1,904,000 reported for fiscal 2002. Basic earnings per share decreased $0.35, or 15.3%, from $2.28 in 2002 to $1.93 in 2003 and diluted earnings per share decreased $0.34, or 16.3%, from $2.09 per share in 2002 to $1.75 in 2003. Earnings per share were lower in 2003 due to the decline in net income. However, a reduction in the average number of shares outstanding due to common stock repurchased by the Company during 2003 partially offset the decrease in earnings per share due to the decline in net income. The average number of shares outstanding, assuming full dilution, decreased by 70,642 shares, from 911,482 shares for fiscal 2002 to 840,840 shares for fiscal 2003.

     The following table presents the return on equity, return on assets, dividend payout ratio, and equity to assets ratio for the years ended December 31, 2003 and 2002:

                                                      Year Ended December 31,
                                                        2003           2002
                                                     ------------------------
Return on assets (net income divided by
   average total assets)                                0.88%          1.15%
Return on equity (net income divided by
   average equity)                                      8.26%         10.17%
Dividend payout ratio (dividends declared per share
   divided by diluted earnings per share)              25.14%         21.05%
Equity to assets ratio (average equity divided by
   average total assets)                               10.70%         11.27%


     Net income was $434,000 lower in 2003 due to a decrease in net interest income of $811,000 and an increase in noninterest expense of $351,000, offset by a reduction in the provision for loan losses of $170,000, an increase in noninterest income of $293,000 and a decrease in the provision for income tax of $265,000.

     Net income from banking services was $1,242,000 for the year ended December 31, 2003, a decrease of $441,000, or 26.2%, from the $1,683,000 recorded for the year ended December 31, 2002. Net income from banking services was lower in 2003 due to a decrease in net interest income of $811,000 and an increase in noninterest expense of $187,000, offset by a reduction in the provision for loan losses of $170,000, an increase in noninterest income of $96,000 and a decrease in the provision for income tax of $291,000. Noninterest income from banking services was higher in 2003 mainly due to higher loan servicing fees and growth in other service charges and fees, primarily fees generated from debit cards. Noninterest expense from banking services was higher in 2003 due to increases in salaries and employee benefits, equipment expense, marketing expense, directors and committee fees, and the amortization of mortgage servicing rights, offset by a decrease in other expenses.

     Net income from insurance services increased $7,000, or 3.2%, from $221,000 in 2002 to $228,000 in 2003. Total insurance sales commission income increased $201,000, or 14.1%, from $1,428,000 in 2002 to $1,629,000 in
2003, due mainly to growth in new commercial customers and group life and health insurance customers. Noninterest expenses related to insurance services increased $174,000, from $1,091,000 in 2002 to $1,265,000 in 2003, primarily salaries and benefits expense. The provision for income tax associated with insurance services increased $26,000 in 2003.

Net Interest Income

     Net interest income decreased $811,000, or 12.8%, from $6,359,000 in 2002 to $5,548,000 in 2003. Net interest income declined mainly due to lower interest income generated from loans, offset by a decrease in deposit interest expense.

     Interest Income - Interest income was $8,429,000 in 2003, a decrease of $2,174,000, or 20.5%, from the $10,603,000 reported in 2002. Interest income earned on loans totaled $7,861,000 in 2003, a decrease of $2,354,000, or 23.0%, from the $10,215,000 total for 2002. Interest income from securities decreased $34,000, from $108,000 in 2002 to $74,000 in 2003. Dividends on
Federal Home Loan Bank ("FHLB") stock increased $16,000 in fiscal 2003, from $63,000 in 2002 to $79,000 in 2003. Interest income from deposits with financial institutions and other institutions, which includes interest generated from interest-bearing demand and term deposits held at the FHLB and interest on balances maintained in the Federated Liquid Cash Trust fund increased from $217,000 in 2002 to $415,000 in 2003.

     Loan interest income decreased in 2003 due to a reduction in average net loans and a decrease in the average yield on loans, offset by an increase in loan fee income. The total average balance of net loans decreased from $134.42 million in 2002 to $107.97 million in 2003, a decrease of $26.45 million, or 19.7%. The following schedule compares average total loan balances by major categories:

                                 Average     Average
                                 Balance     Balance              Percentage
                                   2003        2002      Change     Change
----------------------------------------------------------------------------
One-to-four-family
  mortgage loans                $ 48,058    $ 74,726   $(26,668)    (35.7)%
Multi-family mortgage loans       19,233      19,418       (185)     (1.0)
Commercial mortgage loans         14,618      15,791     (1,173)     (7.4)
Construction loans                 1,976       2,859       (883)    (30.9)
----------------------------------------------------------------------------
  Total real estate loans         83,885     112,794    (28,909)    (25.6)
Commercial loans                  10,718       9,451      1,267      13.4
Consumer loans                    14,555      13,310      1,245       9.4
----------------------------------------------------------------------------
  Total loans                    109,158     135,555    (26,397)    (19.5)
Allowance for loan losses         (1,188)     (1,138)       (50)      4.4
----------------------------------------------------------------------------
  Total loans, net              $107,970    $134,417   $(26,447)    (19.7)%
============================================================================

     Average total loans declined in 2003 mainly due to the $26.67 million decrease in the average balance of total one-to-four-family mortgage loans. The average balance of total one-to-four-family mortgage loans, which includes mortgage loans held for sale, declined during 2003 primarily due to loan sales and repayments exceeding new loans. The majority of home loans originated during 2003 were originated for sale to the secondary mortgage market. The Company began a program to sell home loans to the Federal National Mortgage Association ("Fannie Mae") in July 2001 and continued this program until October 2003. The Company implemented this program in order to reduce the Company's exposure to interest rate risk due to the decline in home mortgage rates during 2001, 2002 and 2003. The Company uses published rates such as the Freddie Mac commitment rate in setting one-to-four-family residential mortgage rates. The 30-year Freddie Mac commitment rate averaged 6.54% in 2002, decreasing to an average of 5.83% in 2003. The Company's 30-year offering rate averaged 5.78% in 2003, down from 6.66% in 2002. During 2003, one-to-four-family loans originated and sold totaled $30.83 million.

     The average balance of total commercial mortgage loans declined by $1.17 million in 2003 mainly due to one large loan payoff in July totaling $1.59 million. The average balance of this loan declined by $740,000, from $1.62 million for 2002 to $880,000 for 2003. Average total construction loans decreased $883,000 in 2003 due mainly to one large commercial construction project which was completed in May 2002. The average balance of this construction loan was $620,000 for 2002. Average total commercial loans increased $1.27 million in 2003 due primarily to one large commercial line of credit which maintained a higher balance during 2003. The average balance of this loan increased $925,000, from $965,000 during 2002 to $1.89 million during 2003. Average total consumer loans grew by $1.25 million from 2002 to 2003, mainly due to new revolving home equity loans. During 2003, the Company continued to actively promote revolving home equity loans. The interest rate on revolving home equity loans floats daily with the prime lending rate. Total average home equity loans increased from $3.19 million in 2002 to $5.11 million in 2003, an increase of $1.92 million. Average total fixed rate secured consumer loans declined $670,000 in 2003.

     Loan fees, which are included in interest income on loans, increased $88,000, or 32.2% from $273,000 in 2002 to $361,000 in 2003. This increase was mainly due to fees generated on higher volumes of one-to-four-family residential loans and an increase in prepayment penalties assessed on commercial and commercial mortgage loans paid off prior to maturity.

     The average yield on loans declined from 7.60% in 2002 to 7.28% in 2003. This decline is mainly attributable to the overall decrease in market interest rates during both 2002 and 2003. During 2002, the Federal Open Market Committee, or "FOMC", the governing body that establishes the Federal funds rate and the discount rate, lowered these key interest rates 50 basis points in November 2002 and an additional 25 basis points in June 2003. The prime rate, a key indicator used by the Company in establishing interest rates charged to consumer and commercial customers, decreased from 4.75% on January 1, 2002 to 4.25% in November 2002 and to 4.00% in June 2003.

     Average total securities were $1.30 million in 2003, a decrease of $390,000, or 23.1%, from the average $1.69 million maintained during 2002. This decline was the primary reason that interest income from securities decreased $34,000, or 31.5%, from $108,000 in 2002 to $74,000 in 2003.
During 2003 and 2002, securities consisted of only mortgage-backed securities. Mortgage-backed securities held during 2002 were fixed-rate securities acquired prior to January 1, 2002 and were classified as held-to-maturity securities. The Company did not purchase or sale any securities during 2002. In November 2003, the Company purchased adjustable-rate, 30-year mortgage-backed securities totaling $4.19 million and classified these new securities as available-for-sale securities. The Company did not sell any securities during 2003. During 2003 and 2002, the Company received principal repayments on mortgage-backed securities of $749,000 and $790,000, respectively. As of December 31, 2003, mortgage-backed securities totaled $4.73 million with $4.20 million classified as available-for-sale and $532,000 classified as held-to-maturity. The $4.20 million available-for-sale securities included $34,000 in unrealized appreciation at December 31, 2003. Mortgage-backed securities classified as available-for-sale at December 31, 2003 mature in 2033 and have a fixed rate for the first five years of 4.28%, and then float annually thereafter. Mortgage-backed securities classified as held-to-maturity mature in a range of fifteen to twenty-five years and have an average rate of 6.81%. The weighted average rate on securities decreased 0.71%, from 6.40% for 2002 to 5.69% in 2003, primarily due to the purchase of the lower rate mortgage-backed securities in November 2003.

     Dividend income on Federal Home Loan Bank ("FHLB") stock increased from $63,000 in 2002 to $79,000 in 2003, due to an increase in FHLB stock and an increase in the dividend rate. FHLB stock increased from $1.23 million on December 31, 2002 to $1.32 million on December 31, 2003. The weighted average rate on dividends from FHLB stock increased from 5.24% for 2002 to 6.18% for 2003.

     Interest income earned on deposits with financial institutions and other increased from $217,000 in 2002 to $415,000 in 2003, due to an increase in the average total balance of these deposits, offset by a decline in weighted average yields. Interest income earned on deposits with financial institutions and other includes interest generated from interest-bearing demand deposits, interest income on FHLB term deposits and Federated Liquid Cash Trust fund interest. The interest-bearing demand deposits maintained by the Company during 2003 and 2002 were chiefly deposits used for short-term cash needs and were primarily maintained at the FHLB. During 2003, the Company shifted excess overnight deposits to higher yielding FHLB term deposits. FHLB term deposits were all short-term deposits with maturities generally less than one month. The Federated Liquid Cash Trust is a money market fund used for depositing funds that may be required in the short-term.

     The average total balances of interest-bearing demand deposits increased $9.68 million, from $10.30 million in 2002 to $19.98 million in 2003. The average total balance of FHLB term deposits was $17.49 million in 2003. The Company did not maintain any FHLB term deposits during 2002. The average balance of the Federated Liquid Cash Trust fund was $4.34 million during 2003, slightly below the $4.46 million average balance in 2002. The Company transferred the balance held in the Federated Liquid Cash Trust fund to the FHLB in November 2003. The increases in the average balances of interest-bearing demand and term deposits in 2003 were mainly due to proceeds generated from loan sales. The yield on average interest-bearing demand deposits fell from 1.43% in 2002 to 0.97% in 2003, and the yield on the Federal Liquid Cash Trust fund decreased from 1.57% in 2002 to 1.01% in 2003. The average yield on FHLB term deposits was 1.02% in 2003.

     The average yield on interest-earning assets decreased from 6.97% in 2002 to 5.53% in 2003, due partly to the decline in market interest rates during 2003. The average yield on interest-earning assets also decreased in 2003 due to the shift in the mix of assets from loans to interest bearing-demand and term deposits.

     Interest Expense - Interest expense decreased from $4,244,000 in 2002 to $2,881,000 in 2003, a decrease of $1,363,000, or 32.1%. Interest expense on deposits decreased $1,142,000, or 33.6%, from $3,403,000 in 2002 to
$2,261,000 in 2003. The majority of the decline in interest expense on deposits occurred in interest expense on certificates of deposit. Interest expense on certificates of deposit was $1,780,000 in 2003, $908,000, or 33.8% lower than the $2,688,000 recorded in 2002. Interest expense on certificates of deposit dropped in 2003 due to lower offering rates, a decline in total average certificates of deposit and a shift in the mix of certificates away from longer-term maturities to shorter-term, lower rate maturities.

     Interest expense on interest-bearing demand deposits was $234,000 lower in 2003, due to a decline in deposit rates offset by higher average balances. Interest expense on insured money market accounts ("IMMA"), savings deposits, NOW and other deposits decreased from $715,000 in 2002 to $481,000 in 2003. The average total balances of interest-bearing demand deposits increased $9.71 million, or 18.7%, from $51.94 million in 2002 to $61.65 million in 2003. This increase occurred mainly in the Company's Club Fed IMMA accounts, Club Fed NOW accounts and savings deposits and was partly due to customers transferring maturing certificates of deposit to short-term demand accounts. Club Fed is an array of products and services provided to customers that maintain required minimum balances. Club Fed customers receive a higher annual percentage yield on their IMMA deposits than non Club Fed customers. The average total balance of Club Fed IMMA deposits increased $5.29 million, from $12.52 million in 2002 to $17.81 million in 2003. The average total balance of Club Fed NOW deposits increased $1.44 million, from $9.14 million in 2002 to $10.58 million in 2003. The average total balance of savings deposits increased $1.91 million, from $16.62 million in 2002 to $18.53 million in 2003.

     The following schedule compares average total deposit balances by major categories.


                                   Average     Average
                                   Balance     Balance             Percentage
                                     2003        2002      Change    Change
-----------------------------------------------------------------------------
Insured money market deposits     $ 21,296    $ 15,952    $ 5,344      33.5%
Savings deposits                    18,529      16,617      1,912      11.5
NOW and other demand deposits       21,829      19,375      2,454      12.7
-----------------------------------------------------------------------------
  Total interest-bearing
    demand deposits                 61,654      51,944      9,710      18.7
-----------------------------------------------------------------------------
Certificates of deposits
  Three months or less                 653         619         34       5.5
  Over three through six months     18,997      17,265      1,732      10.0
  Over six through twelve months     7,307       8,585     (1,278)    (14.9)
  Over one through three years      20,681      26,889     (6,208)    (23.1)
  Over three through five years      3,830       4,900     (1,070)    (21.8)
  Over five through ten years        6,863       5,788      1,075      18.6
-----------------------------------------------------------------------------
  Total certificates of deposit     58,331      64,046     (5,715)     (8.9)
-----------------------------------------------------------------------------
  Total interest-bearing
    deposits                       119,985     115,990      3,995       3.4

Noninterest-bearing
  demand deposits                   12,422      11,197      1,225      10.9
-----------------------------------------------------------------------------
  Total deposits                  $132,407    $127,187    $ 5,220       4.1%
============================================================================

     Interest expense on FHLB advances decreased $216,000, or 26.6%, from $811,000 in 2002 to $595,000 in 2003. The Company decreased its level of borrowings during 2003 due to liquidity being provided from other sources, mainly from loan sales. Total average FHLB advances declined $4.01 million, or 22.4%, from $17.90 million in 2002 to $13.89 million in 2003.

     The average cost of interest-bearing liabilities decreased from 3.16% in 2002 to 2.14% in 2003, due primarily to the shift in deposits from certificates of deposit to lower-rate interest-bearing demand deposits, and because of the overall decline in deposit and FHLB advance interest rates. The average cost of interest-bearing demand deposits, including IMMA, savings and NOW accounts, declined from 1.38% in 2002 to 0.78% in 2003. The average cost of certificates of deposit fell from 4.20% in 2002 to 3.05% in 2003.
The average cost of FHLB advances was 4.53% in 2002 and 4.28% in 2003.

     Net interest income was $6,359,000 in 2002, an increase of $510,000, or 8.7%, from $5,849,000 recorded for 2001. Interest income decreased $1,104,000, or 9.4%, in 2002, from $11,707,000 in 2001 to $10,603,000 in
2002, primarily interest income from loans. Interest expense decreased from $5,858,000 in 2001 to $4,244,000 in 2002, a decrease of $1,614,000, or 27.6%, due mainly to lower interest expense on deposits.

     Average Balance Sheet - The following table presents the average balance sheets for the Company for the years ended December 31, 2003, 2002 and 2001, the interest on interest-earning assets and interest-bearing liabilities and the related average yield or cost. The average balances are derived from average daily balances. The yields or cost are calculated by dividing income or expense by the average balance of assets or liabilities, respectively, for the years shown except where noted otherwise. The yields and costs include fees which are considered adjustments to yields.

                                                      Consolidated Average Balance Sheet
                                                                      Period Ended
                                     -------------------------------------------------------------------------------------
                                         December 31, 2003             December 31, 2002          December 31, 2001
                                     --------------------------    --------------------------   --------------------------
                                                       Average                      Average                       Average
                                     Average            Yield/     Average            Yield/     Average            Yield/
                                     Balance  Interest   Cost      Balance  Interest   Cost      Balance  Interest   Cost
                                     -------  -------- -------     -------  --------  ------     -------  --------  ------
Assets
 Interest-earning assets:
  Interest-bearing demand deposits $  19,977   $   193    0.97%  $  10,302   $   147   1.43%   $   3,741   $   121   3.23%
  Federal Home Loan Bank term
    deposits                          17,492       178    1.02          --        --     --           --        --     --
  Federated Liquid Cash Fund           4,338        44    1.01       4,463        70   1.57        2,127       100   4.70
  Investment securities, net (1)       1,301        74    5.69       1,688       108   6.40        4,278       283   6.62
  Loans, net (2)                     107,970     7,861    7.28     134,417    10,215   7.60      138,529    11,138   8.04
  Federal Home Loan Bank stock         1,279        79    6.18       1,202        63   5.24        1,006        65   6.46
                                  ----------------------------------------------------------------------------------------
   Total interest-earning assets     152,357     8,429    5.53%    152,072    10,603   6.97%     149,681    11,707   7.82%
Noninterest-earning assets            13,874                        14,115                        13,956
                                  ----------------------------------------------------------------------------------------
   Total assets                    $ 166,231                     $ 166,187                     $ 163,637
                                  ========================================================================================
Liabilities and Stockholders' Equity
 Interest-bearing liabilities:
  Insured money market deposits    $  21,296   $   280    1.31%  $  15,952   $   353   2.21%   $  10,949   $   349   3.19%
  Savings deposits                    18,529       102    0.55      16,617       167   1.00       14,133       278   1.97
  NOW and other demand deposits       21,829        99    0.45      19,375       195   1.01       16,545       227   1.37
  Certificates of deposit             58,331     1,780    3.05      64,046     2,688   4.20       70,984     4,041   5.69
                                  -------------------------------------------------------------------------------------
   Total deposits                    119,985     2,261    1.88     115,990     3,403   2.93      112,611     4,895   4.35
  Federal Home Loan Bank advances     13,893       595    4.28      17,904       811   4.53       19,061       929   4.87
  Other interest-bearing liabilities     634        25    3.94         609        30   4.93          613        34   5.55
                                  ----------------------------------------------------------------------------------------
   Total interest-bearing
     liabilities                     134,512     2,881    2.14%    134,503     4,244   3.16%     132,285     5,858   4.43%
 Noninterest-bearing liabilities      13,928                        12,962                        12,085
                                  ----------------------------------------------------------------------------------------
   Total liabilities                 148,440                       147,465                       144,370
 Stockholders' equity                 17,791                        18,722                        19,267
                                  ----------------------------------------------------------------------------------------
   Total liabilities and
     stockholders' equity          $ 166,231                     $ 166,187                     $ 163,637
                                  ========================================================================================
Net interest rate spread (3)                   $ 5,548    3.39%              $ 6,359   3.81%               $ 5,849   3.39%
                                  ========================================================================================
Net interest margin (4)                                   3.64%                        4.18%                         3.91%
                                  ========================================================================================
Ratio of interest-earning assets to
  interest-bearing liabilities                          113.27%                      113.06%                       113.15%
                                  ========================================================================================
</TABLE

Notes to Consolidated Average Balance Sheet:

      (1) Includes securities available for sale and unamortized discounts and premiums. Municipal securities are not on a tax equivalent basis as they are not considered material.
      (2) Amount includes mortgage loans held for sale and is net of deferred loan fees, loan discounts and premiums, loans in process, allowance for loan losses and non-performing loans. Average non-performing loans totaled $136,000, $285,000 and $284,000 for the years ended December 31, 2003, 2002 and 2001, respectively.
      (3) Net interest rate spread represents the difference between the yield on average interest-earning assets and the cost of average interest-bearing liabilities.
      (4) Net interest margin represents net interest income divided by average interest-earning assets.





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



                                              Year Ended                     Year Ended
                                           December 31, 2003              December 31, 2002
                                              Compared to                    Compared to
                                              Year Ended                     Year Ended
                                           December 31, 2002              December 31, 2001
                                      --------------------------     ---------------------------
                                           Increase                       Increase
                                          (Decrease)                     (Decrease)
                                            Due to                         Due to
                                      --------------------------     ---------------------------
                                       Volume     Rate      Net       Volume     Rate      Net
                                      --------------------------     ---------------------------
Interest-earning assets:
  Interest-bearing demand deposits    $   105   $  (59)  $   46      $  122    $  (96)  $    26
  Federal Home Loan Bank term deposits    178       --      178          --        --        --
  Federated Liquid Cash Fund               (2)     (24)     (26)         64       (94)      (30)
  Investment securities, net              (23)     (11)     (34)       (166)       (9)     (175)
  Loans, net                           (1,940)    (414)  (2,354)       (324)     (599)     (923)
  Federal Home Loan Bank stock              4       12       16          11       (13)       (2)
                                      ----------------------------------------------------------
    Total interest-earning assets      (1,678)    (496)  (2,174)       (293)     (811)   (1,104)
                                      ----------------------------------------------------------

Interest-bearing liabilities:
  Insured money market deposits            97     (170)     (73)        130      (126)        4
  Savings deposits                         17      (82)     (65)         43      (154)     (111)
  NOW and other demand deposits            22     (118)     (96)         35       (67)      (32)
  Certificates of deposit                (224)    (684)    (908)       (367)     (986)   (1,353)
  Federal Home Loan Bank advances        (174)     (42)    (216)        (55)      (63)     (118)
  Other interest-bearing
   liabilities                              1       (6)      (5)         --        (4)       (4)
                                      ----------------------------------------------------------
    Total interest-bearing
      liabilities                        (261)  (1,102)  (1,363)       (214)   (1,400)   (1,614)
                                      ----------------------------------------------------------
    Net change in net interest
      income                          $(1,417)  $  606   $ (811)     $  (79)   $  589   $   510
                                      ==========================================================




Provision for Loan Losses

     The Company recorded no provision for loan losses for the year ended December 31, 2003, compared to $170,000 recorded for the year ended December 31, 2002. Management's analyses of the allowance for loan losses during fiscal 2003 determined that no additional allocation to the allowance was warranted, primarily due to a decrease in non-performing loans and a decrease in total loans. The higher provision in 2002 was based on the Company's analysis of the loan portfolio and the adequacy of the allowance for loan losses during 2002 and was primarily due to the Company increasing the monthly provision for loan losses as a result of increased lending in commercial and consumer loan categories.

     Management assesses the adequacy of the allowance for loan losses based on evaluating known and inherent risks in the loan portfolio and upon management's continuing analysis of the factors underlying the quality of the loan portfolio. In particular, management considers the level of non-performing loans and potential problem loans. While management believes that, based on information currently available, the allowance for loan losses is sufficient to cover losses inherent in its loan portfolio at this time, no assurance can be given that the level of the allowance for loan losses will be sufficient to cover future possible loan losses incurred by the Company or that future adjustments to the allowance for loan losses will not be necessary if economic and other conditions differ substantially from the economic and other conditions used by management to determine the current level of the allowance for loan losses. Management may in the future increase the level of the allowance for loan losses as a percentage of total loans and non-performing loans in the event it increases the level of commercial real estate, multifamily, or consumer lending as a percentage of its total loan portfolio. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the allowance for loan losses. Such agencies may require the Company to provide additions to the allowance based upon judgments different from management.

     Total loan charge-offs for 2003 were $4,000 compared to $34,000 in 2002. The loan charge-offs recorded in 2003 were for two consumer loans. The charge-offs for 2002 included one commercial loan totaling $16,000 and two consumer loans totaling $18,000. The Company had net recoveries totaling $2,000 for 2003 and net charge-offs of $22,000 for 2002. While Company management believes that the allowance for loan losses is sufficient based on information currently available to it, no assurances can be made that future events, conditions, or regulatory directives will not result in increased provisions for loan losses or additions to the allowance for loan losses which may adversely affect net income.

Noninterest Income

     Noninterest income totaled $3,339,000 in 2003, compared to $3,046,000 in 2002, an increase of $293,000, or 9.6%, primarily due to growth in insurance sales commissions, loan servicing fees and other service charges and fees.

     Insurance sales commissions were $1,629,000 in 2003 compared to $1,428,000 in 2002, an increase of $201,000, or 14.1%, primarily due to commissions generated from new commercial customers and group life and health insurance customers. Loan servicing fees totaled $136,000 in 2003 compared to $54,000 in 2002, an increase of $82,000, or 151.9%. Loan servicing fees increased as a result of growth in residential mortgage loans sold during 2003. All loans sold by the Company during 2003 were sold with servicing retained by the Company. Residential mortgage loans serviced for others increased from $30.68 million at December 31, 2002 to $45.22 million at December 31, 2003. Other service charges and fees increased $23,000, from $212,000 for 2002 to $235,000 for 2003, mainly debit card income. Debit card fee income increased $28,000, or 68.3%, from $41,000 in fiscal 2002 to $69,000 in fiscal 2003. The Company first introduced debit cards in late 2001 and the growth in fees for 2003 reflects both increased usage by customers and an increase in the number of customers issued debit cards.

Noninterest Expenses

     Total noninterest expenses increased from $6,142,000 in 2002 to $6,493,000 in 2003, an increase of $351,000, or 5.7%, due primarily to increases in salaries and employee benefits expense, equipment expenses, printing and office supplies, directors and committee fees, and amortization of mortgage servicing rights, offset by a decline in other expenses.

     Salaries and employee benefits expense was $3,677,000 in 2003, compared to $3,448,000 in 2002, an increase of $229,000, or 6.6%. The higher expense for 2003 was due to normal salary raises, increases in health insurance premiums, payroll taxes and retirement benefit expenses, and an increase in staffing at the Agency. Also, the Agency changed its method of compensating some of the Agency's insurance producers from a salary basis to a commission basis beginning in 2003. This resulted in higher salary costs at the Agency compared to 2002 amounts. Total salaries and bonuses were $2,864,000 in 2003 compared to $2,698,000 in 2002, a difference of $166,000, or 6.2%. Health insurance expense increased $39,000 in 2003 due to rising premiums and payroll taxes increased $19,000 due to the increase in total salaries and bonuses. In 2003, total expenses related to the Company's Employee Savings and Stock Ownership plan or "KSOP" were $221,000 compared to $207,000 in 2002, an increase of $14,000. The expenses for both years equal the total cash contributions made by the Company to the plan.

     Equipment expenses increased $44,000 from $511,000 in 2002 to $555,000 in 2003, due primarily to installation expenses and increased depreciation and maintenance for new personal computers and check processing equipment purchased in 2003. Printing and office supplies expense was $294,000 in 2003 compared to $283,000 in 2002, increasing $11,000 or 3.9%, mainly due to higher postage costs and normal supplies expense. Directors and committee fees were $23,000 higher in 2003 as a result of an increase in the monthly fees paid to directors beginning in August, 2002. Amortization of mortgage servicing rights increased $104,000, from $67,000 in 2002 to $171,000 in 2003 mainly due to the increase in residential loans serviced for others. Other expenses totaled $622,000 for 2003, a decrease of $54,000 from $676,000 recorded for 2002. Total other expenses were lower in 2003 primarily due to a reduction in checking account losses. Checking account losses, net of recoveries, were $61,000 lower in 2003 mainly due to two larger losses being recorded in 2002, while one large recovery was recorded in 2003.

Income Tax Expense

     Total income tax expense was $924,000 in 2003, compared to $1,189,000 in 2002, a decrease of $265,000, or 22.3%. The decrease is attributable to lower taxable income in 2003. The effective tax rates for the years ended December 31, 2003 and 2002 were 38.6% and 38.4%, respectively.

Financial Condition

     Total consolidated assets of the Company decreased from $167.25 million as of December 31, 2002 to $159.45 million as of December 31, 2003, a decrease of $7.80 million, or 4.7%. Assets declined primarily in loans, mortgage loans held for sale and held-to-maturity securities, offset by an increase in cash and cash equivalents and available-for-sale securities.

     Total assets associated with banking services decreased $7.66 million or 4.6%, from $167.59 million at December 31, 2002 to $159.93 million at December 31, 2003, mainly due to a decline in net loans, offset by an increase in cash and cash equivalents and total securities. Net loans, including mortgage loans held for sale, decreased $23.22 million, or 18.7% from $123.99 million at December 31, 2002 to $100.77 million at December 31, 2003. Cash and cash equivalents related to banking services increased by $11.73 million, from $32.33 million at December 31, 2002 to $44.06 million at December 31, 2003. Total securities increased by $3.47 million, from $1.26 million at December 31, 2002 to $4.73 million at December 31, 2003. Total deposits related to banking services decreased $4.24 million in 2003, from $131.84 million at December 31, 2002 to $127.60 million at December 31, 2003. Total FHLB advances decreased $2.00 million in 2003 from $15.00 million at December 31, 2002 to $13.00 million at December 31, 2003.

     Total assets related to insurance services, which are primarily cash and cash equivalents and premiums receivable, increased from $1.27 million at December 31, 2002 to $1.73 million at December 31, 2003. Total liabilities related to insurance services increased $258,000 from $204,000 at December 31, 2002 to $462,000 at December 31, 2003, due mainly to premiums due insurance companies.

     Total consolidated cash and cash equivalents increased $11.73 million, or 36.3%, from $32.33 million at December 31, 2002 to $44.06 million at December 31, 2003, primarily the result of cash proceeds from mortgage loan sales and loan repayments, offset by cash used to purchase securities, fund a decline in deposits, repay FHLB advances and purchase treasury stock.

     Available-for-sale securities increased by $4.20 million in fiscal 2003 due to the Company purchasing mortgage-backed securities totaling $4.19 million in November 2003. The Company had no available-for-sale securities at December 31, 2002. The securities purchased in 2003 are thirty-year adjustable rate securities that have a fixed coupon rate of 4.28% for the first five years with the rate adjusting annually thereafter. During 2003, the Company collected $19,000 in principal payments on available-for-sale securities. The balance of available-for-sale securities at December 31, 2003 includes the principal balance of $4.16 million plus unrealized appreciation at December 31, 2003 totaling $34,000.

     Total held-to-maturity securities decreased $728,000, from $1.26 million at December 31, 2002 to $532,000 at December 31, 2003. During 2003, the only held-to-maturity securities held by the Company were mortgage-backed securities. In 2003, the Company received $730,000 in principal repayments on these securities. At December 31, 2003, these mortgage-backed securities had an average yield of 6.81%. The final maturity for mortgage-backed securities totaling $325,000 is in 2029, while the remaining $207,000 mature in 2019.

     Until October 2003, the Company continued its program of selling one-to-four-family fixed rate residential mortgage loans to Fannie Mae. This program began in July 2001, and was implemented in order to provide funding for additional loans and also to reduce interest rate risk due to the decline in home mortgage interest rates. During 2002 and 2003, many homeowners refinanced their home mortgage loans due to mortgage rates being at historically low levels. During 2003, the majority of new 15-year and 30 year fixed rate home mortgage loans were designated as held for sale. In 2003, the Company sold $30.83 million in home mortgage loans to Fannie Mae, generating proceeds of $33.01 million and recording gains of $648,000. The Company ended its program of selling loans to Fannie Mae in October 2003 due to a significant decline in loans being refinanced and due to a small increase in mortgage rates in the third quarter of 2003. The Company had no mortgage loans held for sale at December 31, 2003. Mortgage loans held for sale, which includes loans committed to be sold and loans which the Company has designated as being held for sale, totaled $1.66 million at December 31, 2002. At December 31, 2003 and 2002, residential mortgage loans serviced for others totaled $45.22 million and $30.68 million, respectively.

     Total net loans decreased $21.57 million, or 17.6%, from $122.34 million at December 31, 2002 to $100.77 million at December 31, 2003. The following schedule shows the balances by loan category at December 31 of each year, along with the change and percentage change:

                               Balance       Balance
                             December 31,  December 31,            Percentage
                                 2003          2002       Change     Change
-----------------------------------------------------------------------------
One-to-four-family
  mortgage loans              $  44,305    $  60,644     $(16,339)    (26.9)%
Multi-family mortgage loans      18,347       20,249       (1,902)     (9.4)
Commercial mortgage loans        10,749       16,092       (5,343)    (33.2)
Construction loans                2,125        2,077           48       2.3
-----------------------------------------------------------------------------
  Total real estate loans        75,526       99,062      (23,536)    (23.8)
Commercial loans                 12,022       10,063        1,959      19.5
Consumer loans                   14,414       14,399           15       0.1
-----------------------------------------------------------------------------
  Total loans                   101,962      123,524      (21,562)    (17.5)
Allowance for loan losses        (1,190)      (1,188)          (2)      0.2
-----------------------------------------------------------------------------
  Total loans, net            $ 100,772    $ 122,336     $(21,564)    (17.6)%
=============================================================================

     One-to-four-family mortgage loans, which are all loans held for investment, decreased $16.34 million from December 31, 2002 to December 31, 2003 due to principal repayments exceeding loan originations. The majority of new one-to-four-family residential mortgage loans in 2003 were originated for sale rather than for investment. Multi-family mortgage loans declined $1.90 million due mainly to the sale of $1.51 million in loans to one borrower that were held by the holding company. Commercial mortgage loans declined $5.34 million from December 31, 2002 to December 31, 2003 mainly due to two larger payoffs totaling $3.12 million, and several smaller loan payoffs.

     Commercial loans grew by $1.96 million from December 31, 2002 to December 31, 2003, due primarily to an increase in a line of credit for one customer of $652,000, loans to one new borrower totaling $570,000, and several smaller new loans to new and existing commercial customers. Total consumer loans only grew by $15,000 from December 31, 2002 to December 31, 2003, however revolving home equity loans grew by $1.18 million, while fixed rate secured consumer loans declined by $1.13 million. Total revolving home equity loans increased from $4.47 million at December 31, 2002 to $5.65 million at December 31, 2003. Fixed rate secured consumer loans declined from $9.09 million at December 31, 2002 to $7.96 million at December 31, 2003.

     The allowance for loan losses increased from $1,188,000 at December 31, 2002 to $1,190,000 at December 31, 2003, due to net recoveries received in 2003 of $2,000. The Company did not record any provision for loan losses during 2003. The allowance for loan losses is maintained to absorb loan losses based on management's continuing review and evaluation of the loan portfolio and its judgment as to the impact of economic conditions on the portfolio.

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

     The formula allowance is calculated by applying risk factors to outstanding loans, net of loans with a specific allowance, and certain unused commitments, in each case based on the internal classification system of such loans, or commitments. For purposes of applying risk factors, the Company groups loans with similar characteristics, such as loan type, past due status or risk. Changes in risk classifications of both performing and non-performing loans affect the amount of the formula allowance. Risk factors are based on the Company's historical loss experience and industry averages and may be adjusted for significant factors that, in management's judgment, affect the collectibility of the portfolio as of the evaluation date. These significant factors may include changes in lending policies and procedures, changes in existing general economic and business conditions affecting the Company's key lending areas, credit quality trends, collateral value, loan volumes and concentrations, seasoning of the loan portfolio, specific industry conditions within portfolio segments, recent loss experience in particular segments of the portfolio, duration of the current business cycle and bank regulatory examination results.

     The following table sets forth the Company's allocation of the allowance for loan losses by loan category and as a percentage of the total balance for each specific loan category as of December 31, 2003 and 2002:

                                December 31, 2003         December 31, 2002
                              ---------------------     ---------------------
                              Balance    Percentage     Balance    Percentage
-----------------------------------------------------------------------------
One-to-four-family
  mortgage loans              $    64       0.14%       $   124       0.20%
Multi-family mortgage loans        26       0.14             42       0.21
Commercial mortgage loans         187       1.74            246       1.53
Construction loans                  4       0.19              4       0.19
-----------------------------------------------------------------------------
  Total real estate loans         281       0.37            416       0.42
Commercial loans                  581       4.83            450       4.47
Consumer loans                    328       2.28            322       2.24
-----------------------------------------------------------------------------
  Total allowance for loan
    losses                    $ 1,190       1.17%       $ 1,188       0.96%
=============================================================================

     The reduced allocations for one-to-four-family, multi-family, and commercial mortgage loans are attributable to the decline in the outstanding total balances of these loan categories. The higher allocation for commercial loans is primarily due to growth in this category of loans in 2003.

     The following table sets forth the composition of the allowance for loan losses by each loan category as of December 31, 2003 and 2002:

                             As of December 31, 2003
                             -----------------------

                                             Formula     Specific      Total
----------------------------------------------------------------------------
One-to-four-family
  mortgage loans                           $    64       $   --      $    64
Multi-family mortgage loans                     26           --           26
Commercial mortgage loans                      187           --          187
Construction loans                               4           --            4
-----------------------------------------------------------------------------
  Total real estate loans                      281           --          281
Commercial loans                               581           --          581
Consumer loans                                 307           21          328
-----------------------------------------------------------------------------
  Total allowance for loan
    losses                                 $ 1,169       $   21      $ 1,190
=============================================================================

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
=============================================================================

     Total non-performing loans, which are loans past due 90 days or more and nonaccruing loans, were $4,000 as of December 31, 2003 compared to $184,000 as of December 31, 2002. The decrease in non-performing loans from 2002 to 2003 was primarily due to one residential home loan totaling $90,000 at December 31, 2002 which paid off in 2003 and an additional home mortgage loan totaling $81,000 at December 31, 2002 which was brought current in 2003.
Both of these loans were 90 days past due at December 31, 2002.

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

     Total loans internally classified at December 31, 2003 and 2002 are summarized as follows:

December 31                                            2003             2002
----------------------------------------------------------------------------
Watch                                             $     535       $      807
Substandard                                              --              244
Doubtful                                                 23               38
----------------------------------------------------------------------------
  Total classified loans                          $     558       $    1,089
============================================================================
Non-performing                                    $       4       $      184
Potential problem loans                                 554              905
----------------------------------------------------------------------------
  Total classified loans                          $     558       $    1,089
============================================================================
Impaired loans                                    $      19       $       24
============================================================================

     There were no loans considered loss as of December 31, 2003 or December 31, 2002. Total classified assets decreased $531,000, or 48.8%, from $1,089,000 at December 31, 2002 to $558,000 at December 31, 2003. This
decrease was primarily due to two mortgage loans to the same borrower totaling $401,000 at December 31, 2002 which were classified as watch. One of these loans, a loan on the borrower's residence which totaled $228,000 at December 31, 2002, was paid off in 2003. The remaining loan, which was secured by the borrower's office property and totaled $173,000 at December 31, 2002, was brought current during 2003.

     Total classified assets at December 31, 2003 included one consumer loan totaling $286,000 classified as watch, which was also classified as watch at December 31, 2002. The balance of this loan at December 31, 2002 was $319,000. The loan was current at December 31, 2003, however was 60 days past due at December 31, 2002. This loan is secured by a first mortgage on the borrower's primary residence. The Company does not expect to incur a loss related to this loan because the appraised value is sufficient to support the loan balance.

     Also included in the watch category of classified assets at December 31, 2003 were one-to-four-family mortgage loans totaling $148,000 to two borrowers and consumer loans to three other borrowers totaling $101,000. The majority of these loans are substantially secured and the Company anticipates that the loans will be repaid satisfactorily either from repayment by the customer or from the sale of the underlying collateral.

     The $244,000 balance of loans considered substandard at December 31, 2002 included three residential mortgage loans. One loan totaling $90,000 at December 31, 2002 was paid off in 2003. One loan totaling $81,000 at December 31, 2002 and $79,000 at December 31, 2003 was brought current in 2003 and is not classified at December 31, 2003. The remaining loan, totaling $73,000 at December 31, 2002 and $72,000 at December 31, 2003, is included in loans classified as watch at December 31, 2003.

     Loans classified as doubtful included two consumer loans totaling $23,000 at December 31, 2003 and six consumer loans totaling $38,000 at December 31, 2002. One loan, totaling $19,000 at December 31, 2003 and $24,000 at December 31, 2002, comprised the majority of doubtful loans for both years. The entire balance of this loan was included in the specific allowance for consumer loans of $21,000 as of December 31, 2003 and $31,000 as of December 31, 2002. This loan was also the only loan considered impaired at both December 31, 2003 and 2002.

     A loan is considered impaired when, based on current information and events, it is probable that the Company will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement. The Company uses the same identification process used for determining loans that may require a specific allowance in identifying loans that may be impaired. Loans that experience insignificant payment delays and payment shortfalls generally are not classified as impaired. Management determines the significance of payment delays and payment shortfalls on a case-by-case basis, taking into consideration all of the circumstances surrounding the loan and the borrower, including the length of the delay, the reasons for the delay, the borrower's prior payment record and the amount of the shortfall in relation to the principal and interest owed. Because the Company reviews loans on an individual basis for impairment, the Company does not use a specific timeframe of delinquency after which a specific loan is assumed to be impaired. If the present value of expected future cash flows, or in certain instances the observable market price of the impaired loan or the fair value of the underlying collateral, is less than the recorded investment in the loan, then the Company recognizes an impairment by adjusting the allowance for loan losses with a corresponding charge to the provision for loan losses. The allowance for impaired loans included in the Company's allowance for loan losses was $19,000 and $24,000 at December 31, 2003 and 2002, respectively.

     Total premises and equipment increased $153,000 from $6.15 million at December 31, 2002 to $6.30 million at December 31, 2003, primarily due to asset acquisitions exceeding depreciation expensed. Fixed asset purchases totaled $633,000 in 2003 and depreciation expense was $480,000. In 2003, fixed assets acquired included new computers for the majority of employees, including updated software, check processing equipment and software, a new phone system, and new ATM interface software.

     FHLB stock increased $97,000, or 7.9%, from $1.23 million at December 31, 2002 to $1.32 million at December 31, 2003, due to stock dividends earned.

     Total deposits decreased by $4.63 million, from $131.29 million at December 31, 2002 to $126.66 million at December 31, 2003. The following table summarizes the balances of deposits at December 31, 2003 and 2002, the change in the balances and the percentage change:

                               Balance       Balance
                             December 31,  December 31,            Percentage
                                 2003          2002       Change     Change
-----------------------------------------------------------------------------
Noninterest bearing
 checking accounts            $  13,008    $  12,399     $    609       4.9 %

Interest bearing:
 NOW accounts                    22,210       20,388        1,822       8.9
 IMMA accounts                   18,991       19,507         (516)     (2.6)
 Savings accounts                18,744       17,448        1,296       7.4
 Certificates of deposit         53,711       61,549       (7,838)    (12.7)
-----------------------------------------------------------------------------
  Total interest
   bearing deposits             113,656      118,892       (5,236)     (4.4)
----------------------------------------------------------------------------
  Total deposits              $ 126,664    $ 131,291     $ (4,627)     (3.5)%
=============================================================================

     Growth in NOW accounts and savings deposits occurred primarily as a result of customers transferring proceeds from maturing certificates of deposit into demand accounts. The increase in NOW accounts was mostly in the Company's Club Fed NOW deposit product, which provides enhanced services to customers including a higher rate of interest for maintaining required minimum balances. Club Fed NOW accounts increased $1.23 million from December 31, 2002 to December 31, 2003. Regular NOW accounts also increased in 2003, by $504,000 from December 31, 2002 to December 31, 2003.

     Because of the low interest rate environment experienced during 2003, customers transferred proceeds from maturing certificates into shorter-term certificates of deposit and demand deposits. Customers moved their deposits into short-term categories in anticipation that rates would rise in the near future. Total certificates of deposit declined $7.84 million from December 31, 2002 to December 31, 2003, mainly certificates maturing in from six-months to four-years. The largest decline was in two-year certificates, which decreased $2.63 million, from $8.66 million at December 31, 2002 to $6.03 million at December 31, 2003. Eighteen-month certificates decreased $1.86 million, from $12.07 million at December 31, 2002 to $10.21 million at December 31, 2003. One-year certificates of deposit declined $1.79 million from $7.96 million at December 31, 2002 to $6.17 million at December 31, 2003. Total six month certificates of deposit decreased $1.62 million from $18.66 million at December 31, 2002 to $17.04 million at December 31, 2003.

     FHLB advances decreased $2.0 million, from $15.00 million at December 31, 2002 to $13.0 million at December 31, 2003 due to maturing advances. The following schedule presents FHLB advances at December 31, 2003, by maturity date:


    Date                  Fixed                          Next
     of        Interest     or        Maturity           Call
   Advance       Rate    Variable       Date             Date         Amount
-----------------------------------------------------------------------------
October   1998   4.30%    Fixed    October   2008    January   2004  $  5,000
January   2001   4.55     Fixed    January   2011    January   2004     5,000
September 2001   3.80     Fixed    September 2011    September 2004     3,000
                                                                     --------
                                                                     $ 13,000
                                                                     ========

     Proceeds from advances have provided liquidity for loans and treasury stock purchases. The Company reduced the level of FHLB advances during 2003 due to growth in deposits and proceeds from loan sales providing liquidity. The $10.00 million in advances callable in January 2004 are callable quarterly. These advances were not called in January 2004.

     Total stockholders' equity decreased from $18.94 million at December 31, 2002 to $17.64 million at December 31, 2003, a decrease of $1.30 million, or 6.9%. This decrease resulted from $336,000 in dividends declared and $3.20 million in treasury stock purchased, offset by net income of $1,470,000, the change in unrealized appreciation on available-for-sale securities of $20,000, incentive plan shares earned of $4,000, stock options exercised totaling $511,000 and the tax benefit related to stock options exercised of $232,000.

     In July 2003, the Company announced a 5% common stock repurchase program totaling 38,187 shares. As of February 29, 2004, the Company had repurchased 27,621 shares under this program at an average price of $34.61 per share. In February 2004, the Company announced an additional 5% common stock repurchase program which was equal to 37,555 shares. As of February 29, 2004, there were 48,121 shares remaining to be repurchased under these programs. All repurchased shares will be held as treasury shares to be used for issuing stock under stock option agreements and for general corporate purposes.

Critical Accounting Policies

     The accounting and reporting policies of the Company are in accordance with accounting principles generally accepted in the United States and conform to general practices within the banking industry. The Company's significant accounting policies are described in detail in the notes to the Company's consolidated financial statements for the year ended December 31, 2003. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions. The financial position and results of operations can be affected by these estimates and assumptions and are integral to the understanding of reported results. Critical accounting policies are those policies that management believes are the most important to the portrayal of the Company's financial condition and results, and they require management to make estimates that are difficult, subjective, or complex.

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

Liquidity and Capital Resources of the Company and Bank

     The Bank's primary sources of funds are deposits, principal and interest payments on loans, proceeds from sales of mortgage loans held for sale and proceeds from FHLB advances. While maturities and scheduled amortization of loans are predictable sources of funds, deposit flows and mortgage prepayments are greatly influenced by general interest rates, economic conditions, and competition. The Office of Thrift Supervision ("OTS") is the Bank's primary regulator. OTS regulations require the Bank to maintain sufficient liquidity to ensure its safe and sound operation. The Bank's internal liquidity ratios were 33.82% and 24.24% at December 31, 2003 and 2002, respectively, well above the Bank's guideline ratio of 20%.

     The primary source of funding for the Company is dividend payments from the Bank, principal and interest payments on loans purchased from the Bank and, to a lesser extent, earnings on investments and deposits held by the Company. Dividend payments by the Bank have primarily been used to fund stock repurchase programs. The OTS limits all capital distributions by the Bank directly or indirectly to the Company, including dividend payments. As the subsidiary of a savings and loan holding company, the Bank must file a notice, which is subject to disapproval, with the OTS prior to each proposed capital distribution. However, if the total amount of all capital distributions (including each proposed capital distribution) for the applicable calendar year exceeds net income to date for that year plus the retained net income (i.e. net income after deducting prior capital distributions) for the preceding two years, or if the amount of the proposed capital distribution would cause the Bank to fail to remain "adequately capitalized" under applicable laws and regulations, then the Bank must file an application to receive the approval of the OTS for the proposed capital distribution. As of December 31, 2003, the Bank could pay a total of $1.63 million in dividends to the Company without prior application to and approval from the OTS. The Company is not required to maintain a minimum level of regulatory liquidity.

     The primary investment activity of the Bank is the origination of mortgage loans and commercial and consumer loans, and to a lesser extent the purchase of mortgage-backed securities. Asset acquisitions during the years ended December 31, 2003 and 2002 were primarily funded by deposits and proceeds from sales of mortgage loans held for sale. The primary investment activity of the Company is the investment in the Bank's stock and purchases of loans from the Bank.

     A review of the Consolidated Statement of Cash Flows included in the accompanying financial statements shows that the Company's cash and cash equivalents ("cash") increased $11.73 million and $21.17 million for the years ended December 31, 2003 and December 31, 2002, respectively. Cash increased in 2003 due to net cash provided by operating activities of $3.92 million and net cash provided by investing activities of $17.53 million, offset by net cash used by financing activities of $9.72 million. Cash provided by operating activities included net income of $1,470,000, plus non cash adjustments to net income including proceeds from sales of loans totaling $33.01 million and depreciation expense of $480,000, less loans originated for sale of $30.83 million and net gains on sales of loans of $648,000. Net cash provided by investing activities included $21.60 million net collections of loans, offset by $4.19 million in purchases of available-for-sale securities. Net cash used by financing activities included a $7.84 million decrease in certificates of deposits, $2.00 million in repayment of FHLB advances, $3.20 million in treasury stock repurchased and $343,000 in dividends paid, offset by a $3.21 million increase in demand deposits, money market, NOW, and savings accounts and $511,000 generated from stock options exercised.

     Cash increased in 2002 due to net cash provided by operating activities of $3.39 million and net cash provided by investing activities of $21.12 million, offset by net cash used by financing activities of $3.34 million. Cash provided by operating activities included net income of $1,904,000, plus non cash adjustments to net income including proceeds from sales of loans totaling $27.79 million, depreciation expense of $484,000, the provision for loan losses of $170,000, and an increase in other liabilities of $302,000, less loans originated for sale of $26.67 million and net gains on sales of loans of $647,000. Net cash provided by investing activities included $20.60 million net collections of loans. Net cash used by financing activities included a $7.80 million decrease in certificates of deposits, $7.50 million in repayment of FHLB advances, $1.21 million in treasury stock repurchased and $373,000 in dividends paid, offset by an $11.55 million increase in demand deposits, money market, NOW, and savings accounts and $2.00 million generated from FHLB advances.

     At December 31, 2003, the Bank exceeded all of its regulatory capital requirements with tangible capital and tier 1 capital both at $11.74 million or 7.6% of adjusted total assets and risk-based capital at $12.81 million or 13.6% of total risk-weighted assets. The required ratios are 1.5% for tangible capital to adjusted total assets, 4.0% for tier 1 capital to average assets and 8.0% for risk-based capital to risk-weighted assets. See Note 10 -- "Regulatory Matters" in the accompanying Notes to Consolidated Financial Statements for the Bank's capital calculations as of December 31, 2003 and 2002.

     The Bank's most liquid assets are cash and cash equivalents. The level of cash and cash equivalents is dependent on the Bank's operating, financing, lending and investing activities during any given period. At December 31, 2003, cash and cash equivalents totaled $44.06 million. The Company's and Bank's future short-term requirements for cash are not expected to significantly change. However, in the event that the Bank should require funds beyond its ability to generate them internally, additional sources of funds are available, such as FHLB advances. With no parent company debt and sound capital levels, the Company has several options for longer-term cash needs, such as for future expansion and acquisitions. These options include issuing debt securities, raising equity capital if market conditions are favorable and issuing trust preferred securities.

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

     The Company's interest rate risk strategy primarily consists of: (i) emphasizing the attraction and retention of core deposits, which tend to be a more stable source of funding; (ii) emphasizing the origination of short-term multi-family residential loans, commercial mortgage loans, and commercial loans, the origination of which is largely dependent on the market demand for such loans; (iii) when market conditions are favorable and in consideration of the regulatory requirements relating to required levels of residential loans which must be maintained by the Bank, selling fixed-rate one-to-four-family mortgage loans; (iv) investing primarily in mortgage-backed securities; and (v) using FHLB advances as a funding source when rates on FHLB advances compare favorably to local competitive deposit rates. As a traditional thrift lender, the Company has a significant amount of its earning assets invested in fixed-rate mortgages with contractual maturities greater than one year. At December 31, 2003, an aggregate of $40.38 million, or 25.3% of total assets, were invested in such assets.

     The following table sets forth the amounts of interest-earning assets and interest-bearing liabilities outstanding at December 31, 2003 which mature or reprice in the periods shown. Except as stated in the table, the amount of assets and liabilities shown which reprice or mature during a particular period were determined in accordance with the earlier of term to repricing or the contractual maturity.


 Interest Rate Sensitivity (in thousands)
 At December 31, 2003
                                                           Over One      Over Three     Over Six
                                                            Month          Months        Months
                                              Within       Through        Through        Through
                                               One          Three           Six          Twelve      Over One
                                              Month         Months         Months        Months        Year         Total
                                            --------------------------------------------------------------------------------
Interest-earning assets:
  Interest-bearing demand deposits          $  14,062     $     --        $     --     $     --     $      --      $  14,062
  Federal Home Loan Bank term deposits         30,000           --              --           --            --         30,000
  Investment securities, net (1)                    9           19              29           58         4,617          4,732
  Loans, net (2)                               16,470        3,098           5,383        8,511        67,310        100,772
                                            --------------------------------------------------------------------------------
    Total interest-earning assets           $  60,541     $  3,117        $  5,412     $  8,569     $  71,927      $ 149,566
                                            ================================================================================
Interest-bearing liabilities:
  NOW, savings and money
    market deposits                         $  59,945     $     --        $     --     $     --     $      --      $  59,945
  Certificates of deposit                       5,829        8,554          10,450       13,635        15,243         53,711
                                            --------------------------------------------------------------------------------
    Total interest-bearing deposits            65,774        8,554          10,450       13,635        15,243        113,656
  Federal Home Loan Bank advances and other
    interest-bearing liabilities (3)               --           --              --        3,000        10,661         13,661
                                            --------------------------------------------------------------------------------
    Total interest-bearing liabilities         65,774        8,554          10,450       16,635        25,904        127,317
                                            --------------------------------------------------------------------------------
Excess (deficiency) of interest-earning
  assets over interest-bearing liabilities  $  (5,233)    $ (5,437)       $ (5,038)    $ (8,066)    $  46,023      $  22,249
                                            ================================================================================
Cumulative excess (deficiency) of
  interest-earning assets over interest-
  bearing liabilities                       $  (5,233)    $(10,670)       $(15,708)    $(23,774)    $  22,249      $  22,249
                                            ================================================================================
Cumulative interest-earning assets
 divided by interest-bearing liabilities          .92          .86             .81          .77          1.17           1.17
                                            ================================================================================

(1) Includes Federal Home Loan Bank stock and reflects repricing, contractual maturity or anticipated call date.
(2) Loans are placed in the various interest-sensitive periods based on historical prepayment tendencies as well as contractual terms.
(3) Federal Home Loan Bank advances reflect contractual maturity or anticipated call date

     The Company tends to be liability sensitive due to the levels of short-term NOW, savings and insured money market deposits maintained. However, the effect of rate increases on these deposits, which are mainly core retail deposits, tends to lag behind the change in market rates. This lag generally lessens the negative impact on net interest income during a period of rising interest rates. Based on the information provided in the table, assuming no management intervention, the effect of an increase in interest rates of 100 basis points would reduce annualized net interest income by approximately $52,000 in the one month category or approximately $107,000 in the three month category. A decrease in interest rates would have the opposite effect.

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

Contractual Obligations

    The following table presents additional information about the Company's contractual obligations as of December 31, 2003, which by their terms have contractual maturity and termination dates subsequent to December 31, 2003:

                                                                              There-
                                 2004      2005     2006     2007     2008    after       Totals
                              -------------------------------------------------------------------
Contractual obligations:
  Certificates of deposit     $38,468   $ 8,768  $ 2,373  $ 1,170  $   450   $ 2,482     $53,711
  Federal Home Loan
    Bank advances                  --        --       --       --    5,000     8,000      13,000
  Minimum operating lease
    commitments                    58        58       58       58       58       541         831
                              ------------------------------------------------------------------
                              $38,526   $ 8,826  $ 2,431  $ 1,228  $ 5,508   $11,023     $67,542
                              ==================================================================

     Management believes that adequate liquidity is available to meet all known contractual obligations and unfunded commitments, including loan commitments and reasonable borrower, depositor, and creditor requirements over the next twelve months.

Off-Balance Sheet Arrangements

     At December 31, 2003, the Company had outstanding letters of credit of $535,000 and unfunded loan commitments outstanding of $13,419,000. Because these commitments generally have fixed expiration dates and many will expire without being drawn upon, the total commitment level does not necessarily represent future cash requirements. If needed to fund these outstanding commitments, the Company has the ability to liquidate interest-bearing demand deposits or FHLB term deposits or borrow from the FHLB. The following table presents additional information about the Company's unfunded commitments as of December 31, 2003, which by their terms have contractual maturity dates subsequent to December 31, 2003:

                                                                              There-
                                 2004      2005     2006     2007     2008    after       Totals
                              -------------------------------------------------------------------
Unfunded commitments:
  Letters of credit           $   535   $    --  $    --  $    --  $    --   $    --     $   535
  Lines of credit               8,517       554      775    1,689    1,775       109      13,419
                              ------------------------------------------------------------------
                              $ 9,052   $   554  $   775  $ 1,689  $ 1,775   $   109     $13,954
                              ==================================================================

Impact of Accounting Changes

     In May 2003, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity. SFAS 150 establishes standards for classification and measurement in the statement of financial position of certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability. The FASB's Staff Position 150-3 deferred indefinitely the guidance in SFAS No. 150 on certain mandatorily redeemable noncontrolling interests. The adoption of SFAS No. 150 will have no impact on the Company's financial position or results of operation.

     In January of 2003, the FASB issued Interpretation No. 46, Consolidation of Variable Interest Entities, an Interpretation of Accounting Research Bulletin No. 51, and in December 2003 the FASB deferred certain effective dates of Interpretation No. 46. For all variable interest entities other than special purpose entities, the revised Interpretation is effective for periods ending after March 15, 2004. For variable interest entities meeting the definition of special purpose entities under earlier accounting rules, the Interpretation remains effective for periods ending after December 31, 2003. The Interpretation requires the consolidation of entities in which an enterprise absorbs a majority of the entity's expected losses, receives a majority of the entity's expected residual returns, or both, as a result of ownership, contractual or other financial interests in the entity.
Currently, entities are generally consolidated by an enterprise when it has a controlling interest through ownership of a majority voting interest in the entity. The Company has determined that it has no such interests.

     In December 2002, the FASB issued SFAS No. 148, Accounting for Stock-based Compensation - Transition and Disclosure, which provides guidance for transition from the intrinsic value method of accounting for stock-based compensation under Accounting Principles Board ("APB") Opinion No. 25 to SFAS No. 123's fair value method of accounting, if a company so elects. The Company applies APB Opinion No. 25 and related Interpretations in accounting for the stock option plan. Accordingly, no compensation costs have been recognized, as all options granted had an exercise price equal to the market value of the underlying common stock on the date of grant. Had compensation cost for the Company's stock option plan been recorded based on the fair value at the grant dates for awards under the plan consistent with the method prescribed by SFAS No. 123, net income and net income per share would have been adjusted to the proforma amounts indicated in Note 1.

     In November 2002, FASB Interpretation No. 45 ("FIN 45"), Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others was issued. FIN 45 requires the disclosures to be made by a guarantor in its financial statements about its obligations under certain guarantees that it has issued. It also clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The most significant FIN45 instruments of the Company are standby letters of credit. The required FIN 45 disclosure has been incorporated into
Note 20.

     In 2003, the Securities and Exchange Commission (the "SEC") indicated they will provide guidance on the accounting for loan commitments that relate to the origination of mortgage loans that will be held for resale pursuant to FASB Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities" which was released in 1998 and FASB Statement No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities" which was issued in 2003. The SEC staff have expressed their view that loan commitments that relate to the origination of mortgage loans that will be held for resale are written options from the perspective of the prospective lender. Thus, upon the origination of a loan commitment, the SEC staff believes that the fair value of the loan commitment should be recorded as a liability with the offset to expense to the extent consideration has not been received. The written option would remain a liability until the expiration or culmination of the contract. This accounting treatment should be applied to all loan commitments originated in the first reporting period beginning after March 15, 2004. The Company does not expect the adoption of this SEC recommendation to materially impact the Company's financial statements or results of operations.





                      Independent Accountants' Report



Board of Directors and Stockholders
Great American Bancorp, Inc.
Champaign, Illinois


We have audited the accompanying consolidated balance sheets of Great American Bancorp, Inc. as of December 31, 2003 and 2002, and the related consolidated statements of income, stockholders' equity, and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Great American Bancorp, Inc. as of December 31, 2003 and 2002, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.


BKD, LLP

/s/ BKD, LLP

Decatur, Illinois
February 6, 2004



GREAT AMERICAN BANCORP, INC.
Consolidated Balance Sheets
December 31, 2003 and 2002
(in thousands, except share data)
                                                                2003             2002
                                                           --------------------------
Assets

  Cash and due from banks                                  $   4,388       $    4,990
  Interest-bearing demand deposits                             9,674           27,344
  Federal Home Loan Bank term deposit                         30,000               --
                                                           --------------------------
          Cash and cash equivalents                           44,062           32,334

  Available-for-sale securities                                4,200               --
  Held-to-maturity securities (fair value of
    $562 and $1,329)                                             532            1,262
  Mortgage loans held for sale                                    --            1,658
  Loans, net of allowance for loan losses of
    $1,190 and $1,188                                        100,772          122,336
  Premises and equipment                                       6,299            6,146
  Federal Home Loan Bank stock                                 1,324            1,227
  Other assets                                                 2,261            2,287
                                                           --------------------------
          Total assets                                     $ 159,450       $  167,250
                                                           ==========================

Liabilities and Stockholders' Equity

  Liabilities
    Deposits
      Demand                                               $  13,008       $   12,399
      Savings, NOW and money market                           59,945           57,343
      Time                                                    53,711           61,549
                                                           --------------------------
          Total deposits                                     126,664          131,291

    Federal Home Loan Bank advances                           13,000           15,000
    Other liabilities                                          2,150            2,021
                                                           --------------------------
          Total liabilities                                  141,814          148,312
                                                           --------------------------
Commitments and Contingent Liabilities

  Stockholders' Equity
    Preferred stock, $0.01 par value
      Authorized and unissued - 1,000,000 shares                  --               --
    Common stock, $0.01 par value
      Authorized - 7,000,000 shares
      Issued - 2,052,750 shares
      Outstanding: 756,003 and 818,490 shares                     21               21
    Additional paid-in capital                                20,412           20,166
    Retained earnings                                         20,508           19,374
    Unearned incentive plan shares                               (63)             (66)
    Accumulated other comprehensive income                        20               --
    Treasury stock, at cost, 1,296,747
      and 1,234,260 shares                                   (23,262)         (20,557)
                                                           --------------------------
          Total stockholders' equity                          17,636           18,938
                                                           --------------------------
          Total liabilities and
            stockholders' equity                           $ 159,450       $  167,250
                                                           ==========================

See Notes to Consolidated Financial Statements.

GREAT AMERICAN BANCORP, INC.
Consolidated Statements of Income
Years Ended December 31, 2003 and 2002
(in thousands, except share data)


                                                                2003             2002
                                                          ---------------------------
Interest and Dividend Income
  Loans                                                    $   7,861         $ 10,215
  Securities                                                      74              108
  Dividends on Federal Home Loan Bank stock                       79               63
  Deposits with financial institutions and other                 415              217
                                                           --------------------------
        Total interest and dividend income                     8,429           10,603
                                                           --------------------------
Interest Expense
  Deposits                                                     2,261            3,403
  Federal Home Loan Bank advances                                595              811
  Other                                                           25               30
                                                           --------------------------
        Total interest expense                                 2,881            4,244
                                                           --------------------------
Net Interest Income                                            5,548            6,359

Provision for Loan Losses                                         --              170
                                                           --------------------------
Net Interest Income After Provision for Loan Losses            5,548            6,189
                                                           --------------------------
Noninterest Income
  Insurance sales commissions                                  1,629            1,428
  Customer service fees                                          591              598
  Other service charges and fees                                 235              212
  Net gains on loan sales                                        648              647
  Loan servicing fees                                            136               54
  Other                                                          100              107
                                                           --------------------------
         Total noninterest income                              3,339            3,046
                                                           --------------------------
Noninterest Expense
  Salaries and employee benefits                               3,677            3,448
  Net occupancy expense                                          566              570
  Equipment expense                                              555              511
  Professional fees                                              240              244
  Marketing expense                                              226              224
  Printing and office supplies                                   294              283
  Directors and committee fees                                   142              119
  Amortization of mortgage servicing rights                      171               67
  Other                                                          622              676
                                                           --------------------------
          Total noninterest expenses                           6,493            6,142
                                                           --------------------------
Income Before Income Tax                                       2,394            3,093

Provision for Income Tax                                         924            1,189
                                                           --------------------------
Net Income                                                 $   1,470         $  1,904
                                                           ==========================
Basic Earnings per Share                                   $    1.93         $   2.28
                                                           ==========================
Diluted Earnings per Share                                 $    1.75         $   2.09
                                                           ==========================



See Notes to Consolidated Financial Statements.


GREAT AMERICAN BANCORP, INC.
Consolidated Statements of Stockholders' Equity
Years Ended December 31, 2003 and 2002
(in thousands, except share data)
                                                                                   Unearned     Accumulated
                                      Common Stock      Additional                 Incentive       Other
                                  -------------------    Paid-in     Retained        Plan      Comprehensive  Treasury
                                    Shares     Amount     Capital    Earnings       Shares        Income        Stock        Total
                                  ------------------------------------------------------------------------------------------------
Balance, January 1, 2002           867,167     $   21    $ 20,165    $ 17,838     $   (72)      $    --      $ (19,393)   $ 18,559
  Net income                            --         --          --       1,904          --            --             --       1,904
  Dividends on common stock,
    $0.44 per share                     --         --          --        (368)         --            --             --        (368)
  Purchase of stock,
    (51,677 shares)                (51,677)        --          --          --          --            --         (1,206)     (1,206)
  Stock options exercised,
    (3,000 shares)                   3,000         --          --          --          --            --             42          42
  Incentive plan shares
    earned (421 shares)                 --         --           1          --           6            --             --           7
                                    -----------------------------------------------------------------------------------------------
Balance, December 31, 2002         818,490     $   21    $ 20,166    $ 19,374     $   (66)      $    --      $ (20,557)   $ 18,938
  Comprehensive Income
   Net income                           --         --          --       1,470          --            --             --       1,470
   Change in unrealized appreciation
     on available-for-sale securities
     net of taxes of $14                --         --          --          --          --            20             --          20
                                                                                                                           --------
       Total comprehensive income       --         --          --          --          --            --             --       1,490
  Dividends on common stock
    $.44 per share                      --         --          --        (336)         --            --             --        (336)
  Purchase of stock,
    (103,900 shares)              (103,900)        --          --          --          --            --         (3,203)     (3,203)
  Stock options exercised,
    (41,413 shares)                 41,413         --          13          --          --            --            498         511
  Tax benefit related to stock
    options exercised                   --         --         232          --          --            --             --         232
  Incentive plan shares
    earned (240 shares)                 --         --           1          --           3            --             --           4
                                   ------------------------------------------------------------------------------------------------
Balance, December 31, 2003         756,003     $   21    $ 20,412    $ 20,508     $   (63)      $    20      $ (23,262)   $ 17,636
                                   ================================================================================================

See Notes to Consolidated Financial Statements

GREAT AMERICAN BANCORP, INC.
Consolidated Statements of Cash Flows
Years Ended December 31, 2003 and 2002
(in thousands)
                                                                2003              2002
                                                            --------------------------
Operating Activities
Net income                                                  $  1,470          $  1,904
Items not requiring (providing) cash
  Depreciation                                                   480               484
  Provision for loan losses                                       --               170
  Amortization of mortgage servicing rights                      171                67
  Net gains on loan sales                                       (648)             (647)
  Loans originated for sale                                  (30,834)          (26,665)
  Proceeds from loan sales                                    33,010            27,789
  Federal Home Loan Bank stock dividends                         (97)              (61)
Changes in
  Other assets                                                   173                40
  Other liabilities                                              247               302
Other operating activities                                       (53)                5
                                                            --------------------------
      Net cash provided by operating activities                3,919             3,388
                                                            --------------------------
Investing Activities
  Purchase of available-for-sale securities                   (4,185)               --
  Proceeds from maturities of available-
    for-sale securities                                           19                --
  Proceeds from maturities of held-to-maturity
    securities                                                   730               790
  Net change in loans                                         21,596            20,596
  Purchase of premises and equipment                            (633)             (266)
                                                            --------------------------
      Net cash provided by investing activities               17,527            21,120
                                                            --------------------------
Financing Activities
  Net increase in demand deposits, money market,
    NOW and savings accounts                                   3,211            11,552
  Net decrease in certificates of deposit                     (7,838)           (7,801)
  Proceeds from Federal Home Loan Bank advances                   --             2,000
  Repayment of Federal Home Loan Bank advances                (2,000)           (7,500)
  Proceeds from stock options exercised                          511                42
  Purchase of treasury stock                                  (3,203)           (1,206)
  Dividends paid                                                (343)             (373)
  Net decrease in advances from borrowers
    for taxes and insurance                                      (56)              (54)
                                                            --------------------------
      Net cash used in financing activities                   (9,718)           (3,340)
                                                            --------------------------
Increase in Cash and Cash Equivalents                         11,728            21,168

Cash and Cash Equivalents, Beginning of Year                  32,334            11,166
                                                            --------------------------
Cash and Cash Equivalents, End of Year                      $ 44,062          $ 32,334
                                                            ==========================
Supplemental Cash Flows Information
  Interest paid                                             $  2,892          $  4,273
  Income taxes paid (net of refunds)                             980             1,122
  Tax benefit related to stock options exercised                 232                --

See Notes to Consolidated Financial Statements.


GREAT AMERICAN BANCORP, INC.
Notes to Consolidated Financial Statements
December 31, 2003 and 2002
(Table dollar amounts in thousands, except share data)

Note 1:  Nature of Operations and Summary of Significant Accounting Policies

Nature of Operations

     Great American Bancorp, Inc. ("Company") is a thrift holding company whose principal activity is the ownership and management of its wholly-owned subsidiary, First Federal Savings Bank of Champaign-Urbana (the "Bank"). The Bank is primarily engaged in providing a full range of banking and financial services to individual and corporate customers in Champaign County, Illinois and surrounding counties. The Bank also provides full service brokerage activities through a third-party broker-dealer and engages in the sale of tax deferred annuities. The revenue generated from brokerage services is dependent upon maintaining relationships with the current brokerage providers. The Company and Bank are subject to competition from other financial institutions. The Company and Bank are subject to the regulation of certain federal agencies and undergo periodic examinations by those regulatory authorities.

     The Bank's subsidiary, Park Avenue Service Corporation ("PASC"), offers insurance services to customers located primarily in Champaign County, Illinois and surrounding counties. GTPS Insurance Agency, ("Agency") a division of PASC, sells a variety of insurance products to both individuals and businesses, including life, health, auto, property and casualty insurance. The revenue generated by PASC is dependent upon maintaining relationships with the current insurance providers. Until October 1, 2003, the brokerage services were operated as a separate division of PASC. All brokerage activities were transferred to the Bank effective October 1, 2003.

Principles of Consolidation

     The consolidated financial statements include the accounts of the Company and the Bank, and the Bank's wholly-owned subsidiary, PASC. All significant intercompany accounts and transactions have been eliminated in consolidation.

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

Securities

     Available-for-sale securities, which include any security for which the Company has no immediate plan to sell but which may be sold in the future, are carried at fair value. Unrealized gains and losses are recorded, net of related income tax effects, in other comprehensive income.
     Held-to-maturity securities, which include any security for which the Company has the positive intent and ability to hold until maturity, are carried at historical cost adjusted for amortization of premiums and accretion of discounts.

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

Loans

     Loans that management has the intent and ability to hold for the foreseeable future or until maturity or payoffs are reported at their outstanding principal balances adjusted for any charge-offs, the allowance for loan losses, and any deferred fees or costs on originated loans. Interest income is reported on the interest method and includes amortization of net deferred loan fees and costs over the loan term. Generally, the Company continues to accrue interest on all loans which are past due unless ultimate collection of principal and interest is in doubt.

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

     A loan is considered impaired when, based on current information and events, it is probable that the Company will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement. Factors considered by management in determining impairment include payment status, collateral value and the probability of collecting scheduled principal and interest payments when due. The Company identifies loans which may be impaired by reviewing delinquent loans, significant credits, problem loans as identified by the Company's internal grading system, loans classified as substandard, doubtful, loss, or special mention by the Company's internal classification system, and other loans which management may have concerns about collectibility, such as loans in a particular industry. A significant credit for purposes of analyzing loans for impairment is defined as loans in the aggregate to an individual borrower that exceed $500,000. Loans that experience insignificant payment delays and payment shortfalls generally are not classified as impaired. Management determines the significance of payment delays and payment shortfalls on a case-by-case basis, taking into consideration all of the circumstances surrounding the loan and the borrower, including the length of the delay, the reasons for the delay, the borrower's prior payment record and the amount of the shortfall in relation to the principal and interest owed. Because the Company reviews loans on an individual basis for impairment, the Company does not use a specific timeframe of delinquency after which a specific loan is assumed to be impaired. Impairment is measured on a loan-by-loan basis for commercial and construction loans by either the present value of expected future cash flows discounted at the loan's effective interest rate, the loan's obtainable market price or the fair value of the collateral if the loan is collateral dependent.

     Large groups of smaller balance homogenous loans are collectively evaluated for impairment. Accordingly, the Company does not separately identify individual consumer and residential loans for impairment measurements.

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

Mortgage Servicing Rights

     Mortgage servicing rights on originated loans that have been sold are capitalized by allocating the total cost of the mortgage loans between the mortgage servicing rights and the loans based on their relative fair values. Capitalized servicing rights are amortized in proportion to and over the period of estimated servicing revenues. Impairment of mortgage servicing rights is assessed based on the fair value of those rights. Fair values are estimated using discounted cash flows based on a current market interest rate. For purposes of measuring impairment, the rights are stratified based on the predominant risk characteristics of the underlying loans. The predominant characteristic currently used for stratification is type of loan. The amount of impairment recognized is the amount by which the capitalized mortgage servicing rights for a stratum exceed their fair value.

Fee Income

     Loan origination fees, net of direct origination costs, are recognized as income using the level-yield method over the term of the loans. Loan servicing income represents fees earned for servicing real estate mortgage loans owned by various investors.

     Insurance sales commissions are recognized at the time payment is received from customers billed directly by the Agency, net of an allowance for estimated policy cancellations. Contingent commissions and commissions on premiums billed directly by insurance companies are recorded at the time these commissions are received by the Agency. A contingent commission is a commission paid by an insurance company that is based on the overall profit and/or volume of business placed with that insurance company. Commissions on premiums billed by insurance companies primarily relate to a large number of small premium transactions, whereby the billing and policy insurance process is controlled entirely by the insurance company. The income effects of subsequent premium adjustments are recorded when the adjustments become known.

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

Stock Options

     The Company has a stock-based employee compensation plan, which is described more fully in Note 14. The Company accounts for this plan under the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations. No stock-based employee compensation cost is reflected in net income, as all options granted under this plan had an exercise price equal to the market value of the underlying common stock on the grant date. The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value provisions of FASB Statement No. 123, Accounting for Stock-Based Compensation, to stock-based employee compensation.

                                                     Year Ended December 31
                                                  --------------------------
                                                      2003              2002
                                                  --------------------------
Net income as reported                            $  1,470         $   1,904
Less: Total stock-based employee compensation
  cost determined under the fair value based
  method, net of income taxes                           (2)               (7)
                                                  --------------------------
    Pro forma net income                          $  1,468         $   1,897
                                                  ==========================

Earnings per share:
  Basic - as reported                             $   1.93         $    2.28
                                                  ==========================
  Basic - pro forma                               $   1.92         $    2.27
                                                  ==========================
  Diluted - as reported                           $   1.75         $    2.09
                                                  ==========================
  Diluted - pro forma                             $   1.75         $    2.08
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

Reclassifications

     Certain reclassifications have been made to the 2002 financial statements to conform to the 2003 financial statement presentation. These reclassifications had no effect on net income.

Note 2:  Restriction on Cash and Due from Banks

     The Bank is required to maintain reserve funds in cash and/or on deposit with the Federal Reserve Bank. The reserve required at December 31, 2003 was $1,050,000.

Note 3:  Securities

     The Company's investment securities portfolio is comprised of mortgage-backed securities. At December 31, 2003, the amortized cost and gross unrealized gains of mortgage-backed securities available-for-sale totaled $4,166,000 and $34,000. At December 31, 2003 and 2002, the amortized cost of mortgage-backed securities held-to-maturity totaled $532,000 and $1,262,000 and the gross unrealized gains on these securities were $30,000 and $67,000.

     The Company did not hold any securities of a single issuer, payable from and secured by the same source of revenue or taxing authority, the book value of which exceeded 10% of stockholders' equity at December 31, 2003.

Note 4:  Loans and Allowance for Loan Losses

     Categories of loans at December 31, include:

                                                      2003              2002
                                                  --------------------------
First mortgage loans
  Secured by one-to-four-family residences        $ 44,305         $  60,644
  Secured by other properties                       29,096            36,341
  Construction loans                                 2,125             2,077
                                                  --------------------------
    Total first mortgage loans                      75,526            99,062
                                                  --------------------------
Commercial                                          12,022            10,063
Consumer                                            14,414            14,399
                                                  --------------------------
    Total loans                                    101,962           123,524
Less allowance for loan losses                      (1,190)           (1,188)
                                                  --------------------------
       Net loans                                  $100,772         $ 122,336
                                                  ==========================

     Activity in the allowance for loan losses was as follows:

                                                      2003              2002
                                                  --------------------------
  Balance, beginning of year                      $  1,188         $   1,040
  Provision charged to expense                          --               170
  Losses charged off, net of recoveries
    of $6 for 2003 and $12 for 2002                      2               (22)
                                                  --------------------------
  Balance, end of year                            $  1,190         $   1,188
                                                   =========================

Note 5:  Premises and Equipment

     Major classifications of premises and equipment, stated at cost, are as follows:

                                                      2003              2002
                                                  --------------------------
Land                                              $  1,545         $   1,545
Buildings and improvements                           5,361             5,319
Leasehold improvements                                 870               870
Equipment                                            3,590             3,004
                                                  --------------------------
                                                    11,366            10,738
Less accumulated depreciation                       (5,067)           (4,592)
                                                  --------------------------
    Net premises and equipment                    $  6,299         $   6,146
                                                  ==========================

Note 6:  Loan Servicing

     Mortgage loans serviced for others are not included in the accompanying consolidated balance sheets. The unpaid principal balances of mortgage loans serviced for others was $45,224,000 and $30,683,000 at December 31, 2003 and December 31, 2002, respectively.

     Custodial escrow balances maintained in connection with the foregoing loan servicing, and included in demand deposits, were approximately $202,000 and $340,000 at December 31, 2003 and 2002, respectively.

Note 7:  Interest-bearing Deposits

     Interest-bearing deposits in denominations of $100,000 or more were $20,837,000 on December 31, 2003 and $22,463,000 on December 31, 2002.

     At December 31, 2003, the scheduled maturities of time deposits are as follows:

   2004                                                            $  38,468
   2005                                                                8,768
   2006                                                                2,373
   2007                                                                1,170
   2008                                                                  450
   Thereafter                                                          2,482
                                                                   ---------
                                                                   $  53,711
                                                                   =========
Note 8:  Federal Home Loan Bank Advances

     Federal Home Loan Bank advances are at variable and fixed rates, (3.80% to 4.55% at December 31, 2003) and are callable at various dates. Federal Home Loan Bank advances are secured by mortgage loans totaling $43,845,000 at December 31, 2003. Advances are subject to restrictions or penalties in the event of prepayment.

     Aggregate annual maturities of Federal Home Loan Bank advances at December 31, 2003, are:

2008                                                               $   5,000
Thereafter                                                             8,000
                                                                   ---------
                                                                   $  13,000
                                                                   =========
Note 9:  Income Taxes

     The provision for income taxes includes these components:

                                                      2003              2002
                                                  --------------------------
 Taxes currently payable
   Federal                                        $    804         $     947
   State                                               145               207
                                                  --------------------------
                                                       949             1,154
                                                  --------------------------
 Deferred income taxes
   Federal                                             (21)               28
   State                                                (4)                7
                                                  --------------------------
                                                       (25)               35
                                                  --------------------------
      Income tax expense                          $    924         $   1,189
                                                  ==========================

     A reconciliation of income tax expense at the statutory rate to the Company's actual income tax expense is shown below:

                                                      2003              2002
                                                  --------------------------
Computed at the statutory rate (34%)              $    814         $   1,052
Increase (decrease) resulting from
   State income taxes                                   92               141
   Other                                                18                (4)
                                                  --------------------------
     Actual tax expense                           $    924         $   1,189
                                                  ==========================

     The tax effects of temporary differences related to deferred taxes shown on the balance sheets were:

                                                      2003              2002
                                                  --------------------------
Deferred tax assets
 Allowance for loan losses                        $    461         $     449
 Deferred compensation                                 256               250
 Postretirement benefit obligation                     114                99
 Deferred insurance agency commissions                  10                --
 Deferred loan fees                                      5                11
                                                   --------------------------
                                                       846               809
                                                   --------------------------

Deferred tax liabilities
 Federal Home Loan Bank stock                         (124)              (94)
 Depreciation                                         (553)             (557)
 Mortgage servicing rights                             (59)              (74)
 Other                                                 (39)              (38)
 Unrealized gains on available-for-sale securities     (14)               --
                                                  --------------------------
                                                      (789)             (763)
                                                  --------------------------
      Net deferred tax asset                      $     57         $      46
                                                  ==========================

     Retained earnings include approximately $4,300,000 for which no deferred income tax liability has been recognized. This amount represents an allocation of income to bad debt deductions as of December 31, 1987 for tax purposes only. Reduction of amounts so allocated for purposes other than tax bad debt losses or adjustments arising from carryback of net operating losses would create income for tax purposes only, which income would be subject to the then-current corporate income tax rate. The unrecorded deferred income tax liability on the above amount was approximately $1,669,000.

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

     Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the table below). Management believes, as of December 31, 2003 and 2002, that the Bank meets all capital adequacy requirements to which it is subject.

     As of December 31, 2003, the most recent notification from the Office of Thrift Supervision categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized,the Bank must maintain minimum total risk-based, Tier I risk-based and Tier I leverage ratios as set forth in the table. There are no conditions or events since that notification that management believes have changed the Bank's category.

     The Bank's actual capital amounts and ratios are also presented in the table.

                              ------------------------------------------------------------------
                                                                          To Be Well Capitalized
                                                For Capital Adequacy     Under Prompt Corrective
                                   Actual            Purposes               Action Provisions
                              ------------------------------------------------------------------
                               Amount   Ratio      Amount   Ratio             Amount   Ratio
                              ------------------------------------------------------------------
As of December 31, 2003
Total capital
 (to risk-weighted assets)   $ 12,813   14.9%      $ 6,899   8.0%            $ 8,623   10.0%

Tier 1 capital
 (to risk-weighted assets)     11,735   13.6         3,449   4.0               5,174    6.0

Tier 1 capital
 (to adjusted total assets)    11,735    7.6         6,164   4.0               7,706    5.0

Tangible capital
 (to adjusted total assets)    11,735    7.6         2,312   1.5                        N/A


As of December 31, 2002
Total capital
 (to risk-weighted assets)   $ 12,292   13.0%      $ 7,550   8.0%            $ 9,438   10.0%

Tier 1 capital
 (to risk-weighted assets)     11,121   11.8         3,775   4.0               5,663    6.0

Tier 1 capital
 (to adjusted total assets)    11,121    7.0         6,401   4.0               8,001    5.0

Tangible capital
 (to adjusted total assets)    11,121    7.0         2,400   1.5                        N/A


     The Bank is subject to certain restrictions on the amount of dividends that it may declare without prior regulatory approval. At December 31, 2003, approximately $1,633,000 of retained earnings were available for dividend declaration without prior regulatory approval.

Note 11:  Related Party Transactions

     At December 31, 2003 and 2002, the Company had loans outstanding to executive officers, directors, significant shareholders and their affiliates (related parties) in the amount of $1,120,000 and $1,413,000, respectively.

     The aggregate amount of loans, as defined, to such related parties were as follows:

Balances, January 1, 2003                                          $   1,413
Change in composition of related parties                                (233)
New loans, including renewals                                            173
Payments, etc.                                                          (233)
                                                                   ---------
 Balances, December 31, 2003                                       $   1,120
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

     Deposits from related parties held by the Company at December 31, 2003 and 2002 totaled $683,000 and $711,000, respectively.

Note 12:  Employee Benefits

     The Company has a Savings and Employee Stock Ownership Plan ("KSOP") that covers substantially all Company employees. The plan contains 401(k) features that qualify the plan under Section 401(a) of the Internal Revenue Code and allows employees to contribute up to 15% of their salary on a pretax basis. The Company then makes a matching contribution of 100% on the first 3% of an employee's contribution and 50% on the next 2% of an employee's contribution. The Company will also contribute an amount equal to 3% of each eligible participant's salary, even if an employee elects not to defer any of their own salary into the plan ("safe harbor contribution"). The Company can also elect to contribute discretionary amounts at any time. Each participant may direct the investment of their own contributions to a variety of mutual funds offered and maintained by the trustee of the plan, including a stock fund of the Company (the "employer stock fund"). The Company matching contributions, safe harbor contributions, and any discretionary contributions are invested in the employer stock fund.

     At December 31, 2003 and 2002, 135,566 and 139,029 shares of the Company's stock were owned by the plan. The cost of the plan is borne by the Company through contributions to the KSOP trust in amounts determined by the Board of Directors. The Company's expense for the plan was $221,000 for 2003 and $207,000 for 2002.

     The Company also has a stock-based compensation program which provides for the granting of stock of the Company as stock awards and options to purchase stock of the Company (the "Incentive Plan").

     The Incentive Plan covers key employees and directors and is authorized to acquire and grant as stock awards 82,110 shares of the Company's common stock. Participants in the Incentive Plan vest at a rate of 20 percent per year commencing one year after the date such shares are granted. In the event of a change in control or death or disability, all unvested stock awards would vest immediately.

     The following is a summary of the status of the stock awards and changes in the stock awards as of and for the years ended December 31, 2003 and 2002:

                                                      2003              2002
                                                  --------------------------
                                                    Shares            Shares
                                                  --------------------------
Outstanding, beginning of year                         960             2,289
Granted                                                 --                --
Distributed                                           (240)           (1,329)
                                                  --------------------------
Outstanding, end of year                               720               960
Shares available for future stock awards             3,829             3,829
                                                  --------------------------
    Total stock awards                               4,549             4,789
                                                  ==========================

     During 2003 and 2002, 240 and 421 shares representing stock awards were earned by participants and resulted in compensation expense of $4,000 and $7,000.

Note 13:  Stock Option Plan

     Under the Company's incentive stock option plan, which is accounted for in accordance with APB No. 25, "Accounting for Stock Issued to Employees," and related interpretations, the Company grants directors, selected executives and other key employees stock option awards which vest at a rate of 20 percent per year commencing one year after the date the shares are granted. The plan provides that in the event of a change in control or death or disability, all unvested options will be immediately exercisable. The Company authorized the grant of options for up to 205,275 shares of the Company's common stock. The exercise price of each option, which has a 10-year life, was equal to the market price of the Company's stock on the date of grant; therefore, no compensation expense was recognized.

     A summary of the status of the plan at December 31, 2003 and 2002, and changes during the years then ended is presented below:

                                                           2003                    2002
                                                    --------------------------------------------
                                                               Weighted                Weighted
                                                                Average                 Average
                                                               Exercise                Exercise
Options:                                             Shares      Price        Shares     Price
                                                    --------------------------------------------
Outstanding, beginning of year                      176,901    $ 14.26       182,901    $ 14.25
Granted                                                  --         --            --         --
Exercised                                           (46,138)     14.29        (3,000)     14.00
Forfeited                                                --      14.00        (3,000)     14.00
                                                    -------                  -------
Outstanding, end of year                            130,763    $ 14.25       176,901    $ 14.26
                                                    =======                  =======
Options exercisable at
  year end                                          129,083                  174,661


The following table summarizes information about outstanding stock options at December 31, 2003:


                                       Options Outstanding
                                        Weighted-Average
  Exercise            Number          Remaining Contractual        Options
   Price           Outstanding                Life               Exercisable
  ---------------------------------------------------------------------------
  $14.000            116,775                2.1 years               116,775
   15.938              2,800                7.2 years                 1,120
   16.375             11,188                3.2 years                11,188
                     -------                                        -------
                     130,763                                        129,083
                     =======                                        =======

Note 14:  Postretirement Plan

     The Company has an unfunded noncontributory defined benefit postretirement health care plan covering all employees who meet the eligibility requirements. The Company's funding policy is to make the minimum annual contribution that is required by applicable regulations, plus such amounts as the Company may determine to be appropriate from time to time.

     The Company uses a December 31 measurement date for the plan. Information about the plan's funded status and pension cost follows:

                                                      2003              2002
                                                  --------------------------
Change in benefit obligation
  Beginning of year                               $    345         $     308
    Service cost                                        24                24
    Interest cost                                       24                22
    Actuarial gain                                     179                 1
    Benefits paid                                      (17)              (10)
                                                  --------------------------
  End of year                                     $    555         $     345
                                                  ==========================

Funded status                                     $   (555)        $    (345)
  Unrecognized net actuarial (gain) loss               170                (9)
  Unrecognized prior service cost                       90                99
                                                  --------------------------
  Accrued benefit cost                            $   (295)        $    (255)
                                                  ==========================

     The Company's discount rate assumption used to determine the benefit obligation and benefit cost was 6.25% and 7.25% for 2003 and 2002.

Components of net periodic benefit cost:
  Service cost                                    $     24         $      24
  Interest cost                                         24                22
  Amortization of prior service cost                     8                 8
                                                  --------------------------
    Net periodic benefit cost                     $     56         $      54
                                                  ==========================
     For measurement purposes, a 8% and 9% annual rate of increase in the per capita cost of covered health care benefits was assumed for 2003 and 2002, respectively. The rate was assumed to decrease gradually to 5% by the year 2006 and remain at that level thereafter.

     Assumed health care cost trend rates have a significant effect on the amounts reported for the health care plans. A one percentage-point change in assumed health care cost trend rates would have the following effects:

                                              1-Percentage-     1-Percentage-
                                              Point Increase   Point Decrease
                                              -------------------------------
Effect on total of service and interest
  cost components                              $     17          $      (9)
Effect on postretirement benefit obligation         134               (101)

     On December 8, 2003, the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the "Act") was signed into law. The Act introduces a prescription drug benefit under Medicare Part D, as well as a federal subsidy to sponsors of retiree health care benefit plans that provide benefits at least actuarially equivalent to Medicare Part D.

     In accordance with FASB Staff Position 106-1, the Company has not reflected the effects of the Act on the measurements of plan benefit obligations and periodic benefit costs and accompanying notes. Specific authoritative guidance on the accounting for the federal subsidy is pending and that guidance, when issued, may require the Company to change previously reported information.

Note 15:  Leases

     The Company leases one branch office and another office previously operated as a branch office under operating leases. The branch office is rented on a twenty-five year lease with three five-year options with escalating rental payments.

     The previous branch office is currently on a thirty-month lease which is renewable for two additional thirty-month terms at the lessee's option. This office is being subleased to an unrelated party. In addition, the lessee is required to pay the property taxes, normal maintenance and insurance on the property. Rental expense for these leases was $58,000 for both of the years ended December 31, 2003 and 2002.

     Future minimum lease payments under operating leases are:

                                  Lease          Rent from        Net Lease
                                  Payments        Sublease          Payment
                                  ------------------------------------------
 2004                             $     58        $     30         $      28
 2005                                   58              30                28
 2006                                   58              30                28
 2007                                   58              30                28
 2008                                   58              30                28
 Thereafter                            541              50               491
                                  ------------------------------------------
    Total minimum lease payments  $    831        $    200         $     631
                                  ==========================================

Note 16:  Business Industry Segments

     The Company's primary business involves the typical banking services of generating loans and receiving deposits. Through PASC, the Company also provides insurance related services to customers. The following schedule is a summary of selected data for the Company's various business segments:


                                Banking    Insurance
                                Services   Services      Company     Eliminations    Total
                              -------------------------------------------------------------
2003
  Total interest income        $  8,429    $     --     $  8,429      $    --     $  8,429
  Total noninterest income        1,777       1,637        3,414          (75)       3,339
  Total interest expense          2,881          --        2,881           --        2,881
  Total noninterest expense       5,303       1,265        6,568          (75)       6,493
  Income before income tax        2,022         372        2,394           --        2,394
  Provision for income tax          780         144          924           --          924
  Net income                      1,242         228        1,470           --        1,470
  Total assets                  159,926       1,729      161,655       (2,205)     159,450


2002
  Total interest income        $ 10,603    $     --     $ 10,603      $    --     $ 10,603
  Total noninterest income        1,681       1,430        3,111          (65)       3,046
  Total interest expense          4,244          --        4,244           --        4,244
  Total noninterest expense       5,116       1,091        6,207          (65)       6,142
  Income before income tax        2,754         339        3,093           --        3,093
  Provision for income tax        1,071         118        1,189           --        1,189
  Net income                      1,683         221        1,904           --        1,904
  Total assets                  167,591       1,272      168,863       (1,613)     167,250



</TABLE

Note 17:  Earnings Per Share


Earnings per share (EPS) were computed as follows:

                                                        Year Ended December 31, 2003
                                                  ---------------------------------------
                                                                   Weighted
                                                                    Average     Per Share
                                                    Income          Shares        Amount
                                                  ---------------------------------------
Basic earnings per share
  Income available to common stockholders          $  1,470         763,070     $   1.93
                                                                                ========
Effect of dilutive securities
  Stock options                                                      72,436
  Unearned incentive plan shares                                      5,334
                                                   --------         -------
Diluted earnings per share
  Income available to common stockholders
   and assumed conversions                         $  1,470         840,840     $   1.75
                                                   ========         =======     ========

                                                        Year Ended December 31, 2002
                                                  ---------------------------------------
                                                                   Weighted
                                                                    Average     Per Share
                                                    Income          Shares        Amount
                                                  ---------------------------------------


Basic earnings per share
  Income available to common stockholders          $  1,904         836,872     $   2.28
                                                                                ========
Effect of dilutive securities
  Stock options                                                      69,220
  Unearned incentive plan shares                                      5,390
                                                   --------         -------
Diluted earnings per share
  Income available to common stockholders
   and assumed conversions                         $  1,904         911,482     $   2.09
                                                   ========         =======     ========




Note 18:  Disclosures about Fair Value of Financial Instruments

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



                                            December 31, 2003         December 31, 2002
                                         -----------------------------------------------
                                            Carrying     Fair         Carrying     Fair
                                             Amount      Value         Amount      Value
                                         -----------------------------------------------
Financial assets
  Cash and cash equivalents              $   44,062    $ 44,062     $  32,334   $ 32,334
  Available-for-sale securities               4,200       4,200            --         --
  Held-to-maturity securities                   532         562         1,262      1,329
  Loans held for sale                            --          --         1,658      1,658
  Loans, net of allowance for
    loan losses                             100,772     101,655       122,336    129,720
  Federal Home Loan Bank stock                1,324       1,324         1,227      1,227
  Interest receivable                           493         493           683        683

Financial liabilities
  Deposits                                 126,664      127,412       131,291    132,006
  Federal Home Loan Bank advances           13,000       13,158        15,000     16,647
  Advances from borrowers for taxes
    and insurance                              209          209           265        265
  Interest payable                              51           51            62         62

Unrecognized financial instruments
  (net of contract amount)
  Commitments to originate loans                 --          --            --         --
  Letters of credit                              --          --            --         --
  Lines of credit                                --          --            --         --


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

    Advances from Borrowers for Taxes and Insurance -- The carrying amount approximates fair value.

     Federal Home Loan Bank Advances - Rates currently available to the Company for debt with similar terms and remaining maturities are used to estimate the fair value of existing debt.

     Commitments to Originate Loans, Letters of Credit and Lines of Credit -- The fair value of commitments to originate loans is estimated using the fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the present creditworthiness of the counterparties. For fixed-rate loan commitments, fair value also considers the difference between current levels of interest rates and the committed rates. The fair value of letters of credit and lines of credit is based on fees currently charged for similar agreements or on the estimated cost to terminate or otherwise settle the obligations with the counterparties at the reporting date.

Note 19:  Significant Estimates and Concentrations

     Accounting principles generally accepted in the United States of American require disclosure of certain significant estimates and current vulnerabilities due to certain concentrations. Estimates related to the allowance for loan losses and mortgage servicing rights are reflected in the footnotes regarding loans and mortgage servicing rights. Assumptions used in the postretirement benefit obligation estimate are reflected in the footnote regarding the postretirement plan. Current vulnerabilities due to certain concentrations of credit risk are discussed in the footnote on commitments and credit risk.

Note 20:  Commitments and Credit Risk

     The Company grants commercial, mortgage and consumer loans and receives deposits from customers located primarily in Champaign County, Illinois and surrounding counties. The Company's loans are generally secured by specific items of collateral including real property, consumer assets and business assets. Although the Company has a diversified loan portfolio, a substantial portion of its debtors' ability to honor their contracts is dependent upon economic conditions in the real estate industry in Champaign County.

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

     At December 31, 2003 and 2002, the Company had outstanding commitments to originate loans aggregating approximately $600,000 and $1,195,000, respectively. The commitments extended over varying periods of time with the majority being disbursed within a one-year period. Loan commitments at fixed rates of interest amounted to $600,000 and $538,000 at December 31, 2003 and 2002, respectively, with the remainder at floating market rates.

     Mortgage loans in the process of origination represent amounts that the Bank plans to fund within a normal period of 60 to 90 days, and which are intended for sale to investors in the secondary market. The Company had no mortgage loans in the process of origination with the intent to sale to investors at December 31, 2003. Total mortgage loans in the process of origination amounted to $538,000 at December 31, 2002, and mortgage loans held for sale amounted to $1,658,000 at December 31, 2002.

Standby Letters of Credit

     Standby letters of credit are irrevocable conditional commitments issued by the Company to guarantee the performance of a customer to a third party. Financial standby letters of credit are primarily issued to support public and private borrowing arrangements, including commercial paper, bond financing and similar transactions. Performance standby letters of credit ar issued to guarantee performance of certain customers under non-financial contractual obligations. The credit risk involved in issuing standby letters of credit is essentially the same as that involved in extending loans to customers. Fees for letters of credit issued after December 31, 2002 are initially recorded by the Company as deferred revenue and are included in earnings at the termination of the respective agreements. Should the Company be obligated to perform under the standby letters of credit, the Company may seek recourse from the customer for reimbursement of amounts paid.

     The Company had total outstanding standby letters of credit amounting to $535,000 and $68,000, at December 31, 2003 and 2002 with terms ranging from one day to eleven months. At December 31, 2003 and 2002, the Company's deferred revenue under standby letters of credit agreements was $0 and $0, respectively.

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

     At December 31, 2003, the Bank had granted unused lines of credit to borrowers aggregating approximately $3,100,000 for mortgage lines, $3,798,000 for commercial lines, and $5,921,000 for open-end consumers lines, respectively. At December 31, 2002, unused lines of credit to borrowers aggregated approximately $1,729,000 for mortgage lines, $4,667,000 for commercial lines and $3,733,000 for open-end consumer lines.

Other Credit Risks

     The Company has a concentration of funds on deposit with the Federal Home Loan Bank totaling $39,674,000 and $22,318,000 at December 31, 2003 and 2002.

General Litigation

     The Company and subsidiary are also subject to claims and lawsuits which arise primarily in the ordinary course of business. It is the opinion of management that the disposition or ultimate resolution of such claims and lawsuits will not have a material adverse effect on the consolidated financial position of the Company.

Note 21 - Condensed Financial Information (Parent Company Only)

     Presented below is condensed financial information as to financial position, results of operations and cash flows of the Company:


                          Condensed Balance Sheets
                              (in thousands)

December 31                                          2003               2002
-----------------------------------------------------------------------------
ASSETS

Cash                                        $          28      $          31
Interest-bearing demand deposits                      722                723
                                            --------------------------------
     Cash and cash equivalents                        750                754

Investment in common stock of subsidiary           12,240             11,607
Loans                                               4,582              6,721
Other                                                 259                183
                                            --------------------------------
     Total assets                           $      17,831      $      19,265
                                            ================================
LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES

Liabilities                                 $         195      $         327
Stockholders' equity                               17,636             18,938
                                            --------------------------------
     Total liabilities and
      stockholders' equity                  $      17,831      $      19,265
                                            ================================



                         Condensed Statements of Income
                                (in thousands)

Years Ended December 31                              2003               2002
----------------------------------------------------------------------------
Income
 Dividends from subsidiary                  $         800      $         400
 Interest income from loans                           447                607
 Other income                                           2                  5
                                            --------------------------------
   Total income                                     1,249              1,012

Expenses
 Other expenses                                       357                359
                                            --------------------------------
Income before income tax and equity
 in undistributed income of subsidiary                892                653

Provision for income taxes                             36                 81
                                            --------------------------------
Income before equity in undistributed
 income of subsidiary                                 856                572

Equity in undistributed income
 of subsidiary                                        614              1,332
                                            --------------------------------
   Net income                               $       1,470      $       1,904
                                            ================================


                         Condensed Statements of Cash Flows
                                 (in thousands)

                                                     2003               2002
----------------------------------------------------------------------------
Operating Activities
Net income                                  $       1,470      $       1,904
Items not requiring (providing) cash
 Incentive plan expense                                 4                  7
 Equity in undistributed income of
   subsidiary                                        (614)            (1,332)
 Net changes in:
  Other assets                                        157                 68
  Other liabilities                                  (125)                59
                                            --------------------------------
    Net cash provided by
      operating activities                            892                570
                                            --------------------------------
Investing Activities - net
 collections of loans                               2,139                854
                                            --------------------------------
Financing Activities:
 Proceeds from stock options exercised                511                 42
 Purchase of treasury stock                        (3,203)            (1,206)
 Dividends paid                                      (343)              (373)
                                            --------------------------------
     Net cash used in
      financing activities                         (3,035)            (1,537)
                                            --------------------------------
Decrease in Cash and Cash Equivalents                  (4)              (113)

Cash and Cash Equivalents, Beginning
  of Period                                           754                867
                                            --------------------------------
Cash and Cash Equivalents, End of
  Period                                    $         750      $         754
                                            ================================




GREAT AMERICAN BANCORP, INC.
SHAREHOLDER INFORMATION

Stock Listing and Price Information

     The Company's common stock trades on the Nasdaq SmallCap Market under the symbol "GTPS". At December 31, 2003, 756,003 shares of the Company's common stock were held of record by 296 persons or entities, not including the number of persons or entities holding stock in nominee or street name through various brokers or banks.

     The following schedule shows the high and low bid prices for each of the quarters in the years ended December 31, 2003 and 2002:

                Quarter Ended:             High        Low
              ------------------          ------      ------
             March 31, 2002               21.70	       19.00
             June 30, 2002                23.59       20.25
             September 30, 2002           26.00       22.30
             December 31, 2002            32.82       23.89
             March 31, 2003               30.99	       28.02
             June 30, 2003                31.00       29.69
             September 30, 2003           34.10       28.30
             December 31, 2003            35.49       33.59


     At December 31, 2003 the closing price of a common share was $35.01. This information was provided by The NASDAQ Stock Market. Such prices do not necessarily reflect retail markups, markdowns, or commissions. During the years ended December 31, 2003 and 2002, the Company declared dividends as follows:

  Date Declared          Record Date          Payable Date        Amount
----------------      -----------------    -----------------      ------
February 11, 2002    March 15, 2002         April 1, 2002           .11
May 13, 2002         June 14, 2002          July 1, 2002            .11
August 12, 2002      September 13, 2002     October 1, 2002         .11
November 18, 2002    December 13, 2002      January 2, 2003         .11
February 10, 2003    March 14, 2003         April 1, 2003           .11
May 12, 2003         June 13, 2003          July 1, 2003            .11
August 11, 2003      September 15, 2003     October 1, 2003         .11
November 10, 2003    December 15, 2003      January 2, 2004         .11
                                                                 -------
                                                                 $  .88
                                                                 =======



Investor Information

     Stockholders, investors and analysts interested in additional information may contact:

            Jane F. Adams
            Chief Financial Officer
            Great American Bancorp, Inc.
            1311 S. Neil Street
            Champaign, IL  61820

Annual Report on Form 10-KSB

     A copy of the annual report on Form 10-KSB for the fiscal year ended December 31, 2003, which has been filed with the Securities and Exchange Commission is available to stockholders (excluding exhibits) at no charge, upon written request to the above address.

Corporate Counsel

            Muldoon Murphy Faucette & Aguggia LLP
            5101 Wisconsin Avenue N.W.
            Washington, D C  20016

Independent Accountants

            BKD, LLP
            225 N. Water, Suite 400
            Decatur, IL  62525

Annual Meeting of Stockholders

     The Annual Meeting of Stockholders of Great American Bancorp, Inc. will be held at 9:30 a.m. April 27, 2004 at:

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

  Jack B. Troxell, Director
    Owner and President of C-U Liquors LTD, retail beverage stores.

  Jane F. Adams
    Chief Financial Officer, Secretary and Treasurer of the Company


First Federal Savings Bank Directors and Executive Officers

  Jack B. Troxell, Director and Chairman of the Board of the Bank*
    Owner and President of C-U Liquors LTD, retail beverage stores.

  Craig Bazzani, Director
    Vice President - Foundation Advancement, University of Illinois

  Ronald E. Guenther, Director*
    Athletic Director, University of Illinois

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

  Jane F. Adams
    Senior Vice President - Finance, Secretary-Treasurer of the Bank

  Mark D. Piper
    Senior Vice President - Operations of the Bank

  Melinda K. Waller
    Senior Vice President - Deposit Acquisitions of the Bank

  Paul D. Wilson
    Senior Vice President - Lending of the Bank

  Larry Grill
    Investment Representative
    UMB Scout Brokerage Services, Inc.
    Member NASD/SIPC

         * Also Director of Park Avenue Service Corporation.

Park Avenue Service Corporation Officers

  George R. Rouse
    President

  Jane F. Adams
    Secretary and Treasurer

  Michael Tennant
    President, GTPS Insurance Agency

  Gerald Cox
    Senior Vice President, GTPS Insurance Agency







                                  EXHIBIT 14.0

                          GREAT AMERICAN BANCORP, INC.

                      Code of Ethics and Business Conduct

This Code of Ethics and Business Conduct (the "Code") represents an overview of the corporate policies that should govern the actions of all employees, officers and directors of GREAT AMERICAN BANCORP, INC. and its subsidiaries. It is not a replacement for policies and procedures that address the specifics of our business or which may impose stricter or more detailed requirements. No code of conduct can cover every potential situation. The Code is designed to provide written standards to promote honest and ethical conduct, compliance with law and a vehicle for prompt internal reporting and accountability to assume adherence to the Code. It is, therefore, your responsibility to apply the principles set forth in this Code in a responsible fashion and with the exercise of good business judgment.

Certain parts of this Code may apply specifically to "executive officers." Executive officer means a member of the Company's or its subsidiaries' management so designated by resolution of the Board of Directors.

The policies and procedures contained in this Code do not constitute a legal contract and may be changed, modified or discontinued from time to time without notice (except as required by law) and in the sole discretion of GREAT AMERICAN BANCORP, INC. Failure to adhere to these policies and procedures may result in disciplinary action up to and including dismissal.

Except as otherwise provided by written agreement or applicable law, persons employed by the Company or its subsidiaries are employed at will, and the Company reserves the right to take employment action, including termination, at any time for any reason without notice.

                              TABLE OF CONTENTS
FINANCIAL POLICIES . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 1
  Use of Company Assets  . . . . . . . . . . . . . . . . . . . . . . . . . . 1
  Authority to Make Commitments. . . . . . . . . . . . . . . . . . . . . . . 1
  Bribes and Other Illegal Corporate Payments. . . . . . . . . . . . . . . . 1
  Relations with Government Employees. . . . . . . . . . . . . . . . . . . . 1
  Integrity of Records and Reports . . . . . . . . . . . . . . . . . . . . . 2
  Reports to Management. . . . . . . . . . . . . . . . . . . . . . . . . . . 2
  Payments and Disbursements . . . . . . . . . . . . . . . . . . . . . . . . 2
  Cash Deposit and Bank Accounts . . . . . . . . . . . . . . . . . . . . . . 2
  Cooperation with Inquiries . . . . . . . . . . . . . . . . . . . . . . . . 2

CONFLICTS OF INTEREST. . . . . . . . . . . . . . . . . . . . . . . . . . . . 3
  Family Members . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 3
  Ownership in Other Businesses. . . . . . . . . . . . . . . . . . . . . . . 3
  Outside Employment . . . . . . . . . . . . . . . . . . . . . . . . . . . . 3
  Disclosure Required - When in Doubt, Ask!. . . . . . . . . . . . . . . . . 3

ACCEPTING GIFTS AND GRATUITIES . . . . . . . . . . . . . . . . . . . . . . . 4
  Accepting Things of Value. . . . . . . . . . . . . . . . . . . . . . . . . 4
  Permitted Transactions . . . . . . . . . . . . . . . . . . . . . . . . . . 4
  Other Transactions . . . . . . . . . . . . . . . . . . . . . . . . . . . . 4

CORPORATE OPPORTUNITIES. . . . . . . . . . . . . . . . . . . . . . . . . . . 5

EQUAL EMPLOYMENT OPPORTUNITY, HARASSMENT AND SEXUAL HARASSMENT. . . . . . . 5
  Equal Employment Opportunity . . . . . . . . . . . . . . . . . . . . . . . 5
  Harassment Prohibited. . . . . . . . . . . . . . . . . . . . . . . . . . . 5
  What Constitutes Sexual Harassment . . . . . . . . . . . . . . . . . . . . 5
  Obligation to Report . . . . . . . . . . . . . . . . . . . . . . . . . . . 6
  Investigations . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 6
  No Retaliation . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 6

ILLEGAL AND IMPAIRING SUBSTANCES . . . . . . . . . . . . . . . . . . . . . . 6

WORKPLACE VIOLENCE . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 7

MARKETING PRACTICES AND ANTITRUST. . . . . . . . . . . . . . . . . . . . . . 7
  Marketing Practices. . . . . . . . . . . . . . . . . . . . . . . . . . . . 7
  Antitrust. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 7

COMPUTER NETWORKS, VOICE MAIL, E-MAIL AND THE INTERNET . . . . . . . . . . . 8
  Company Property and Privacy . . . . . . . . . . . . . . . . . . . . . . . 8
  Authorized Uses. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 9
  Prohibited Uses. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 9

CONFIDENTIAL INFORMATION . . . . . . . . . . . . . . . . . . . . . . . . . . 9
  What is Confidential Information?. . . . . . . . . . . . . . . . . . . . .10
  Non-Disclosure and Non-Use . . . . . . . . . . . . . . . . . . . . . . . .10
  Privacy of Customer Information. . . . . . . . . . . . . . . . . . . . . .11
  Public Disclosures . . . . . . . . . . . . . . . . . . . . . . . . . . . .11
  Proper Disclosures . . . . . . . . . . . . . . . . . . . . . . . . . . . .11

EXAMINATIONS, GOVERNMENT INVESTIGATIONS AND LITIGATION . . . . . . . . . . .12
  Regulatory Examinations. . . . . . . . . . . . . . . . . . . . . . . . . .12
  Government Investigations. . . . . . . . . . . . . . . . . . . . . . . . .12
  Penalties. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .12
  Litigation . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .12
  Preservation of Records. . . . . . . . . . . . . . . . . . . . . . . . . .12

DETAILED POLICIES AND PROCEDURES . . . . . . . . . . . . . . . . . . . . . .13

ADMINISTRATION OF THE CODE OF ETHICS AND BUSINESS CONTACT. . . . . . . . . .13
  How to Ask a Question. . . . . . . . . . . . . . . . . . . . . . . . . . .13
  How to Report a Violation (Other than Violations Involving Accounting,
    Internal Controls or Auditing Matters. . . . . . . . . . . . . . . . . .14
  How to Report a Violation Involving Accounting, Internal Controls or
    Auditing Matters . . . . . . . . . . . . . . . . . . . . . . . . . . . .14
  Follow-up to the Report of a Violation . . . . . . . . . . . . . . . . . .14
  Determining Whether a Violation has Occurred . . . . . . . . . . . . . . .14
  Confidentiality. . . . . . . . . . . . . . . . . . . . . . . . . . . . . .15
  No Retaliation . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .15
  Consequences of a Violation. . . . . . . . . . . . . . . . . . . . . . . .15
  Prior Approvals. . . . . . . . . . . . . . . . . . . . . . . . . . . . . .15
  Waivers. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .15
  Updates and Changes. . . . . . . . . . . . . . . . . . . . . . . . . . . .16

CONTACTS . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .16
  To Ask Questions and/or to Report Violations . . . . . . . . . . . . . . .16
  Key Contacts . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .16

APPENDIX A
  Procedures for Complaints Regarding Accounting, Internal Controls and Auditing Matters

NOTE: Throughout the Code of Ethics and Business Conduct, the term "Company" refers to GREAT AMERICAN BANCORP, INC. and/or any subsidiaries in which an employee works, depending on context.


                             FINANCIAL POLICIES
Use of Company Assets

The Company's assets are to be used exclusively in the pursuit of the Company's business except for minimal personal use authorized by your supervisor in accordance with other Company policies. The Company's assets include equipment, facilities, supplies, services such as telephones and computer networks, and the time and efforts of its employees. You should not use Company assets for personal gain or convenience, or make Company assets available for the gain or convenience of anyone else, or for any purpose other than conducting the Company's business unless you have management authorization to do so.
Authority to Make Commitments

Only specific employees are authorized to make financial or other commitments on behalf of the Company. Commitments might be such things as approving a loan or other extension of credit, ordering equipment or materials, authorizing business travel, approving payment of an invoice or expense report, authorizing budgets or budget overruns, signing leases or other contracts, selling Company assets, settling litigation or other claims, borrowing money, setting compensation or employee benefits, making charitable contributions and other transactions. These authorizations are in writing and are governed by corporate policies. You should not make a Company commitment unless you have the authority to do so.
Bribes and Other Illegal Corporate Payments

The use of Company funds for payments to any individual, company or organization for the purpose of obtaining favorable treatment in securing business or other special considerations is prohibited. This policy does not prohibit normal and customary business expenses such as reasonable entertainment, trade organization dues or similar expenses that are allowed by applicable Company policies, which must be properly reported on an appropriate expense report form.
Relations with Government Employees

The U.S. government has various regulations prohibiting government personnel from accepting entertainment, gifts, gratuities or other business courtesies that may be acceptable in the private commercial sector. All Company employees who may have to make these sorts of judgments must understand and comply with the letter and intent of such regulations.
Integrity of Records and Reports

The Company's accounting records are relied upon to produce reports to the Company's management, shareholders, government agencies and others. All Company accounting records and reports produced from those records shall be kept and presented in a timely fashion and in accordance with the laws of each applicable jurisdiction. Such records and reports must accurately and fairly reflect in reasonable detail the Company's assets, liabilities, revenues and expenses.

Responsibility for accurate and complete financial records does not rest solely with the Company's accounting employees. All employees involved in approving transactions, supplying supporting information for transactions and determining account classifications have responsibility for complying with our policies.
Reports to Management

The same high standards required in the Company's external reporting apply to financial reports to management. Accruals and estimates included in internal reports (such as business plans, budgets and forecasts) shall be supported by appropriate documentation and based on good-faith judgment.
Payments and Disbursements

All payments made by or on behalf of the Company must be documented in the accounting records with appropriate approval(s) and an adequate description of the business purpose of the disbursement.
Cash Deposits and Bank Accounts

All cash received by the Company shall be promptly recorded in the accounting records and deposited in a bank account properly authorized by the Company. All bank accounts and other cash accounts shall be clearly and accurately recorded in the accounting records. No unrecorded accounts, funds or assets shall be established for any purpose.
Cooperation with Inquiries

Employees shall provide complete and accurate information in response to inquiries from the Company's internal and outside independent auditors as well as the Company's legal counsel.

                 POLITICAL CONTRIBUTIONS AND ACTIVITIES

No Company funds or assets, including the work time of any employee, may be contributed, loaned or made available, directly or indirectly, to any political party or to the campaign of any candidate for a local, state or federal office.

                         CONFLICTS OF INTEREST

You must carry out your professional responsibilities with integrity and with a sense of loyalty to the Company. You must avoid any situation that involves a possible conflict or an appearance of a conflict of interest between your personal interests and the interests of the Company. Knowingly acting in a manner that presents a conflict between your personal interests and the best interests of the Company is a violation of this Code.

A conflict of interest cannot be defined precisely, only illustrated. The basic factor that exists in all conflict situations is a division of loyalty between the Company's best interests and the personal interest of the individual. Many, but not all, conflict situations arise from personal loyalties or personal financial dealings. It is impossible to list every circumstance giving rise to a possible conflict of interest, but the following illustrates the types of situations that may cause conflicts. Family Members

A conflict of interest may exist when the Company does business with or competes with an organization in which a family member has an ownership or employment interest. "Family members" include a spouse, parents, children, siblings and in-laws. You may not conduct business on behalf of the Company with family members or an organization with which you or a family member is associated unless you receive prior written approval under this Code. Ownership in Other Businesses

You cannot own, directly or indirectly, a significant financial interest in any business entity that does business with or is in competition with the Company unless you receive prior written approval under this Code. As a guide, "a significant financial interest" is defined as ownership by an employee and/or family members of more than 1% of the outstanding securities/capital value of a corporation or that represents more than 5% of the total assets of the employee and/or family members.
Outside Employment

Employees must keep outside business activities, such as a second job or self-employment, completely separate from the employee's activities with the Company. Employees may not use Company assets, facilities, materials, or services of other employees for outside activities unless specifically authorized by the Company, such as for certain volunteer work.
Disclosure Required - When in Doubt, Ask!

You should avoid any actual or apparent conflict of interest. Conflicts can arise unexpectedly and prompt disclosure is critically important. Employees must disclose existing or emerging conflicts of interest (including personal relationships that could reasonably be considered to create conflicts) to their manager and follow the guidance provided. Executive officers and directors must disclose existing or emerging conflicts of interest to the Chief Executive Officer.

                       ACCEPTING GIFTS AND GRATUITIES
Accepting Things of Value

Except as provided below, you may not solicit or accept for yourself or for a third party anything of value from anyone in return for any business, service or confidential information of the Company. Things of value include gifts, meals, favors, services and entertainment. The purpose of this policy is to ensure that the Company's business is safeguarded from undue influence of bribery and personal favors.

The solicitation of and acceptance of things of value is generally prohibited by the Bank Bribery Act. Violations may be punished by fines and imprisonment.
Permitted Transactions

The following transactions are permitted and will be considered as exceptions to the general prohibition against accepting things of value:

  - Acceptance of gifts, gratuities, amenities or favors based on family or personal relationships when the circumstances make clear that it is those relationships, rather than the business of the Company, that are the motivating factors;

  - Acceptance of meals, refreshments, travel arrangements, accommodations or entertainment, all of a reasonable value, in the course of a meeting or other occasion, the purpose of which is to hold bona fide business discussions or to foster better business relations, provided that the expense would be paid for by the Company as a reasonable business expense if not paid for by another party;

  - Acceptance of advertising or promotional material of reasonable value, such as pens, pencils, note pads, key chains, calendars and similar items;

  - Acceptance of discounts or rebates on merchandise or services that do not exceed those available to other customers;

  - Acceptance of gifts of reasonable value related to commonly recognized events or occasions, such as a promotion, new job, wedding, retirement, birthday or holiday; or

  - Acceptance of civic, charitable, education or religious organizational awards for recognition of service and accomplishment.
Other Transactions

 If you are offered or receive something of value beyond what is permitted in this Code, you must obtain prior approval before you may accept or keep it. Transactions other than those described above may be approved so long as approval is consistent with the Bank Bribery Act. If you are at all uncertain as to whether you may accept something of value, do not hesitate to ask.

                        CORPORATE OPPORTUNITIES

 Directors and officers of the Company stand in a fiduciary relationship to the Company. It is a breach of this duty for any such person to take advantage of a business opportunity for his or her own personal profit or benefit when the opportunity is within the corporate powers of the Company and when the opportunity is of present or potential practical advantage to the Company, unless the Board of Directors knowingly elects not to avail itself of such opportunity and the director's or officer's participation is approved in advance by the Board. It is the policy of the Company that no director or executive officer appropriate a corporate opportunity without the consent of the Board of Directors.

         Equal Employment Opportunity, Harassment and Sexual Harassment Equal Employment Opportunity

 It is the policy of the Company to provide equal employment opportunity in full compliance with all federal, state and local equal employment opportunity laws and regulations.
Harassment Prohibited

 The Company is committed to providing a work environment where all employees work free from harassment because of race, color, religion, age, gender, sexual orientation, national origin, disability or any characteristic protected by applicable law. The Company will not tolerate harassment by employees, supervisors, customers or others.

 Our policy is essentially based on common sense: all employees should treat each other with respect and courtesy. Harassment in any form - including verbal and physical conduct, visual displays, threats, demands and retaliation - is prohibited.
What Constitutes Sexual Harassment

The Equal Employment Opportunity Commission has guidelines that define sexual harassment as unwelcome sexual advances, requests for sexual favors and other verbal or physical conduct of a sexual nature when:

  - Submission to such conduct is made either explicitly or implicitly a term or condition of an individual's employment, or used as the basis for employment decisions affecting such individual; or

  - Such conduct creates an intimidating, hostile or offensive working environment.

Sexual harassment can involve either a tangible employment action or a hostile work environment. Sexual harassment includes more than overt physical or verbal intimidation. Lewd or vulgar remarks, suggestive comments, posters, pictures and calendars, pressure for dates and sexual favors, and unacceptable physical contact are examples of what can constitute harassment.

It is important to realize that what may not be offensive to you may be offensive to others. You should consider carefully the effect of your words and actions on others, and should not assume that another employee's failure to object means that the employee welcomes the behavior at issue.

The Company as a general matter does not seek to regulate the private social behavior of employees. However, intimate relationships between supervisors and employees whom they directly supervise are discouraged. Because of the undesirable workplace repercussions that they may have, any such ongoing relationship should be disclosed to the supervisor's department head. All employees should understand that no one at the Company has the authority to offer job benefits or threaten job disadvantages based on the provision of sexual favors.

Sexual harassment also can occur among co-workers or result from behavior by contractors or other non-employees who have reason to interact with Company employees. Our policy extends to these circumstances as well.
Obligation to Report

Any employee who has reason to believe that he/she is being harassed must promptly report the harassment. The official procedure for reporting violations or suspected violations of this policy is located below in this Code under the Heading "How to Report a Violation." Do not allow an inappropriate situation to continue by not reporting it, regardless of who is creating the situation.
Investigations

As set forth in "Administration of the Code of Ethics and Business Conduct," set forth below, the Company will promptly investigate allegations of harassment and, to the extent possible, conduct such investigations confidentially. Any employee who is found to have violated this policy is subject to discipline or discharge.
No Retaliation

The Company will not tolerate retaliation in any form against an employee who has, in good faith, reported an incident of harassment, and employees should not fear that such a report will endanger his/her job.

                     ILLEGAL AND IMPAIRING SUBSTANCES

You may not possess, use, sell, distribute or be under the influence of illegal drugs while on Company property or while conducting Company business anywhere. Such behavior is a violation of Company policy in addition to being a violation of the law.

When reporting for work and throughout the work day, you must be fit for duty at all times and, in particular, not pose a safety hazard to yourself or others through your use of alcohol or other legal, but impairing, substances.

                             WORKPLACE VIOLENCE

The Company expressly prohibits any acts of violence or threats of violence by any Company employee against any other person in or about Company facilities or in connection with the conduct of Company business elsewhere at any time.

You are prohibited from possessing firearms while on Company property or while conducting Company business anywhere at any time unless authorized by the Company.

                       MARKETING PRACTICES AND ANTITRUST
Marketing Practices

The Company's products and services must be sold fairly and honestly. You should not attempt to take advantage of anyone through manipulation, concealment, abuse of privileged information, misrepresentation of material facts, or any other unfair practice. Many of the products and services provided by the Company are subject to laws and regulations that specify the information that must be provided to the Company's customers. It is the policy of the Company to comply fully with these disclosure requirements. Antitrust

The antitrust laws are intended to foster free and open competition and it is important that the Company comply with the letter and the spirit of such laws. Agreements that reduce business competition are a core concern of the antitrust laws and violations may result in severe civil and criminal penalties to the Company and to individuals. Antitrust laws pertain to dealings with customers and suppliers as well as competitors.

In some cases, depending on the circumstances, the antitrust laws prohibit discussions among competitors about competitively sensitive subjects. The most serious antitrust violations are agreements among competitors that directly restrict competition among them.

These include agreements:

  -  To raise, lower or stabilize prices;

  - To divide the areas in which they will do business or the customers they will serve; or

  -  To refuse to deal with certain customers or suppliers.

Conduct intended to drive a competitor out of business may also violate antitrust laws. It is the policy of the Company to fully comply with all applicable antitrust laws.

Antitrust is a complex area of the law and violations have serious consequences for the Company and for individuals personally. The Company's legal counsel should be consulted with any questions.

             Computer Networks, Voice Mail, E-mail and the Internet

Many Company employees depend on access to computer networks, voice mail, e-mail and/or the Internet to do their jobs. These tools come with risks and responsibilities that all employees must understand and accept.

You must use these resources only for the business activities of the Company (except as described under "Authorized Uses" below) and:

  -  Properly identify yourself in electronic communication;

  - Use only your own password and user ID to gain access to systems or data;

  - Accept full personal responsibility for the activities undertaken with your password and user ID;

  - Delete e-mail, voice mail and other electronic files in accordance with applicable record retention policies; and

  - Comply with the computer security policies of the Company and conduct yourself in a manner that protects the Company from damage, theft, waste and violations of the law, including:

      - Protecting against exposure to potentially destructive elements, intentional (viruses, sabotage, etc.) or unintentional (bugs); and

      - Protecting against unauthorized access to Company information or resources (hacking).

Company Property and Privacy

Computer networks and electronic communications systems, and all messages and log files generated on or handled by them (including back-up copies), are considered to be the property of the Company.

There should be no expectation of privacy in these electronic interactions. The Company may monitor the content of your electronic communications or monitor the content of server log files to review what Web sites or other Internet locations you have visited and what files you may have sent or received. Computer networks, e-mail systems, voice mail systems and server logs are monitored regularly to support routine and non-routine activities such as operations, maintenance, auditing, security and investigations. You should also keep in mind that, as a matter of law, the Company may be called upon to turn over this information to law enforcement and private litigants.

You may not intercept or disclose, or assist in intercepting or disclosing, electronic communications or Internet activity except as specifically provided above and only then with appropriate authorization.

Authorized Uses

Company computer networks, e-mail and voice mail systems and Internet access generally must be used only for Company business activities. Incidental personal use is permitted if it:

  - Doesn't preempt or interfere with any Company business activity or with employee productivity; and

  -  Consumes only a trivial amount of Company resources.

Incidental personal use is subject to the same policies as business use.

Prohibited Uses

Under no circumstances should Company computer networks, e-mail and voice mail systems or Internet access be used:

  -  For any illegal activity;

  - To communicate offensive sexual, racial or other remarks, jokes, slurs and obscenities;

  -  For private business, commercial or solicitation activities;

  -  For chain-letter communications of any kind;

  - For charitable endeavors that are not Company-sponsored or authorized, including any fundraising;

  -  For gambling; or

  -  For pornography.

Additional uses may be prohibited or limited by other provisions of this Code or by other Company policies.

                         Confidential Information

Many employees learn confidential Company information in the course of their jobs and use it to perform important functions. It is vitally important that all employees handle confidential information properly.

There are two major concerns:

  - Preventing the release of unauthorized or inappropriate information that might adversely affect the Company's business; and

  - Avoiding violations of the law, particularly the securities laws relating to disclosure of material financial information before the information is made public.

What is Confidential Information?

What follows is not a complete list of what is considered to be confidential information, but it illustrates what is typically confidential unless it has been disclosed by the Company in a securities filing, press release, or other authorized formal or official public communication:

  -  Financial results, budgets or forecasts;

  - Business plans, operating plans, strategy statements, memos, operating manuals, organization charts and other internal communications;

  -  Company investments, acquisitions or divestitures;

  -  New products, processes or designs;

  - Whether a product or business is meeting financial or other expectations;

  - Business relationships or the terms of any business arrangement, including prices paid or received by the Company;

  - Customer data such as customer names and addresses or any confidential personal or business information of the customer;

  -  Advertising and marketing plans and campaigns;

  - Wages and salaries, bonus or compensation plans, notices to employees or unannounced personnel changes; and

  -  Personal information about any employee.

In general, if information about the Company has not been made public by the Company, it should be treated as confidential.

Non-Disclosure and Non-Use

You may not disclose to unauthorized persons or use for your own personal advantage or profit, or the advantage or profit of another, any confidential information that you obtain as a result of your position with the Company. This includes not only financial analysts and the press, but also business associates, family members and personal friends. It is a serious mistake to disclose such information to anyone simply because you are confident that that person will neither try to benefit from it nor disclose it to others.

Your obligations not to disclose the Company's confidential information and not to use it for unauthorized purposes continue after your affiliation with the Company ends.

Privacy of Customer Information

The Company is entrusted with important information about individuals and businesses. It is essential that you respect the confidential nature of this information. The Company is legally obliged to protect the privacy of a consumer's personal financial information. The Company's privacy practices are set out in a privacy policy that is circulated to our customers and made available to the public. All employees are expected to adhere to the Company's privacy policy.

Public Disclosures

You may be asked for information about the Company by the media, trade groups, consultants and others collecting information for various purposes. You should not make public statements on behalf of the Company or provide confidential information in response to external inquiries unless you have been authorized to do so.

Proper Disclosures

Some employees must disclose confidential Company information as a part of their job responsibilities. This policy on confidential information is not intended to prohibit such authorized disclosures.

A few examples of situations in which confidential information might properly be disclosed are:

  - Disclosure of operational data to vendors or consultants in connection with providing services to the Company;

  -  Participation in legitimate and authorized industry surveys;

  -  Providing data to governmental agencies as part of required filings; or

  - An authorized employee responding to media or financial analyst inquiries.

You should be certain that you understand what you have been authorized to disclose, and to whom, prior to disclosing any confidential information.

"Inside" Information and Insider Trading

You must not trade in the Company's stock when you have material information about the Company that is not yet public. Material information is information that would reasonably be expected to either (1) affect the price of securities issued by the Company or (2) be important to an investor in deciding whether to buy, sell or hold securities issued by the Company. Furthermore, you must not communicate material non-public information to persons outside the Company so that they may profit from transactions in the Company's securities.

Engaging in insider trading, or providing confidential information that is used in insider trading, is illegal and can result in substantial fines and criminal penalties to you.

The Company maintains a policy on insider trading that provides more complete guidance on this subject, including rules on trading in Company securities by executive officers, directors and employees who have access to certain financial information.

You should call the Corporate Secretary with any questions about buying or selling of Company stock.

             Examinations, Government Investigations and Litigation

Regulatory Examinations

The Company and its subsidiaries are subject to examination by federal banking regulators. It is Company policy to cooperate fully with the Company's regulators.

Government Investigations

It is Company policy to cooperate with reasonable and valid requests by federal, state or local government investigators. At the same time, the Company is entitled to all the safeguards provided in the law for persons under investigation, including representation by legal counsel.

Accordingly, if a government investigator requests an interview with you, seeks information or access to files, or poses written questions, he/she should be told that you must first consult with the Company's legal counsel. You should immediately contact the Chief Executive Officer, who will then provide advice as to further action.

Penalties

You should be aware that criminal sanctions could be imposed upon any person who submits false or misleading information to the government in connection with any regulatory examination or government investigation. Full cooperation and proper legal supervision of any response in connection with a regulatory examination or government investigation is essential from both corporate and individual viewpoints.

Litigation

In the event any litigation is begun or threatened against the Company, notify the Chief Executive Officer immediately, even if the action or threats appear to be without merit or insignificant.

Preservation of Records

All records relating to the business of the Company shall be retained as required by the Company's record retention guidelines. Notwithstanding such guidelines, under no circumstances shall any records known to be the subject of or germane to any anticipated, threatened or pending lawsuit, governmental or regulatory investigation, or bankruptcy proceeding be removed, concealed or destroyed.

                    Detailed Policies and Procedures

This Code does not contain all of the policies of the Company or all of the details of the policies that are included. The Company has written policies and procedures that provide more information on some of the topics in this Code of Ethics and Business Conduct.

Talk to your supervisor about the Company's policies and procedures that you are responsible for following in your job and make sure that you have reviewed and understand them.

         Administration of the Code of Ethics and Business Conduct

Every Employee Has an Obligation to:

  - Comply with this Code of Ethics and Business Conduct, which prohibits violation of local, state, federal or foreign laws and regulations applicable to our businesses, and requires compliance with all Company policies;

  - Be familiar with laws and Company policies applicable to his/her job and communicate them effectively to subordinates;

  - Ask questions if a policy or the action to take in a specific situation is unclear;

  -  Be alert to indications and/or evidence of possible wrongdoing; and

  - Report violations and suspected violations of this Code of Ethics and Business Conduct to the appropriate person as described in "How to Report a Violation" below and elsewhere in this Code.

The Company's managers have a particular responsibility to notice and question incidents, circumstances and behaviors that point to a reasonable possibility that a violation of this Code has occurred. A manager's failure to follow up on reasonable questions is, in itself, a violation of Company policy.

How to Ask a Question

Whenever possible, an employee should work with his/her immediate supervisor to get answers to routine questions.

If a supervisor's answer does not resolve a question or if an employee has a question that he/she cannot comfortably address to his/her supervisor, he/she should go to the Chief Executive Officer.

Executive officers and directors may bring any questions to the Chief Executive Officer or the Chairman of the Audit Committee.

How to Report a Violation (Other than Violations Involving Accounting, Internal Controls or Auditing Matters)

Any employee having information about a violation (or suspected violation) of this Code should report the violation in writing to the Chief Executive Officer.

Executive officers and directors may submit any reports of violations (or suspected violations) of this Code in writing to the Chief Executive Officer or the Chairman of the Audit Committee.

If the violation involves the Chief Executive Officer or the Chairman of the Audit Committee, then the employee should report the violation by informing the Chief Financial Officer.

How to Report a Violation Involving Accounting, Internal Controls or Auditing Matters

Concerns regarding questionable accounting, internal control or auditing matters should be handled under the procedures for confidential, anonymous submissions established by the Audit Committee and set forth in Appendix A.

Follow-up to the Report of a Violation

The Chief Executive Officer may arrange a meeting with the employee to allow the employee to present a complete description of the situation. The Chief Executive Officer will take the matter under consideration, including undertaking any necessary investigation or evaluation of the facts related to the situation and, after consultation with the Chief Financial Officer, shall render a written decision, response or explanation as expeditiously as possible. Individuals who are alleged to be involved in a violation will not participate in its investigation.

Determining Whether a Violation Has Occurred

If the alleged violation of this Code concerns an executive officer or director, the determination of whether a violation has occurred shall be made by the Audit Committee of the Board of Directors, in consultation with such external legal counsel as the Audit Committee deems appropriate.

If the alleged violation concerns any other employee, the determination of whether a violation has occurred shall be made by the Chief Executive Officer, in consultation with such legal counsel as the Audit Committee deems appropriate.

In determining whether a violation of this Code has occurred, the committee or person making such determination may take into account to what extent the violation was intentional, the materiality of the violation from the perspective of either the detriment to the Company or the benefit to the director, executive officer or employee, the policy behind the provision violated and such other facts and circumstances as they shall deem advisable.

Acts or omissions determined to be violations of this Code by other than the Audit Committee under the process set forth above shall be promptly reported by the Chief Executive Officer to the Audit Committee and by the Audit Committee to the Board.

Confidentiality

Reports of suspected violations will be kept confidential to the extent possible and consistent with the conduct of an appropriate investigation.

No Retaliation

Retaliation in any form against an employee who has, in good faith, reported a violation of this Code will not be tolerated.

Consequences of a Violation

Employees who violate this Code, or who fail to report violations of which they are aware or should be aware, will subject themselves to disciplinary action up to and including dismissal. Some violations may also result in civil liability and/or lead to criminal prosecution.

Prior Approvals

Whenever the requirement for prior approval appears in this Code, it means that a writing setting forth the pertinent facts of the situation under consideration shall be submitted according the following process.

If a request for prior approval relates to an executive officer or director, the determination with respect to the approval shall be made by the Audit Committee of the Board of Directors, in consultation with such external legal counsel as the Audit Committee deems appropriate.

If a request for prior approval relates to any other employee, the determination shall be made by the Chief Executive Officer, in consultation with such external legal counsel as the Chief Executive Officer deems appropriate, unless the matter is quantitatively or qualitatively material or outside the ordinary course of business, in which case such determination shall be made by the Audit Committee.

All approvals (other than those approved by the Audit Committee) shall be promptly reported to the Audit Committee.

Waivers

You must request a waiver of a provision of this Code if there is a reasonable likelihood that your contemplated action will violate the Code.

If a waiver request relates to an executive officer or director, the determination with respect to the waiver shall be made by the Audit Committee of the Board of Directors, in consultation with such external legal counsel as the Audit Committee deems appropriate. Any waivers granted by such committee shall be submitted to the Board for ratification.

If a waiver request relates to any other employee, the determination shall be made by the Chief Executive Officer, in consultation with such external legal counsel as the Chief Executive Officer deems appropriate, unless the matter is quantitatively or qualitatively material or outside the ordinary course of business, in which case such determination shall be made by the Audit Committee.

All waivers of this Code (other than those approved by the Audit Committee) shall be promptly reported to the Audit Committee.

Waivers will not be granted except under extraordinary or special circumstances.

Any waivers of this Code for any executive officer or director of the Company must promptly be disclosed to stockholders.
Updates and Changes

This Code will be reissued from time to time to remind employees, officers and directors of its specifics and to make changes and clarifications based on experience and suggestions.

                                CONTACTS

To Ask Questions and/or to Report Violations

    Name                               Title                   Phone#
----------------          ------------------------------     ----------
George R. Rouse                      President                Ext. 206
Ronald Kiddoo               Chairman of Audit Committee       XXX-XXXX
Jane F. Adams               Chief Financial Officer and       Ext. 236
                                Corporate Secretary
Ata Durukan              Vice President - Human Resources     Ext. 228


                                      APPENDIX A

                PROCEDURES FOR HANDLING COMPLAINTS REGARDING
             ACCOUNTING, INTERNAL CONTROLS AND AUDITING MATTERS

The Audit Committee of the Board of Directors of Great American Bancorp, Inc. (the "Company") hereby establishes the following procedures for:

     The receipt, retention and treatment of complaints received by the Company regarding accounting, internal accounting controls or auditing matters; and

     The confidential, anonymous submission by employees of the Company of concerns regarding questionable accounting or auditing matters.

  Submission

     Any employee, shareholder, officer, director or other interested party who has any complaint or concern regarding any accounting, internal accounting controls or auditing matter relating to the Company (a "Reporting Individual") may report such complaint or concern directly to the Audit Committee of the Board of Directors as follows:

                Ronald Kiddoo
                Audit Committee Chairman
                c/o Cozad Asset Management Inc
                2501 Galen Dr,
                Champaign, IL 61821

                Voice Mail: 239-8555, Ext. 233


     The submission may be made anonymously and, subject to the following paragraph, will be kept in confidence, except that the Audit Committee may report the matter to other members of the Board of Directors, the Chief Executive Officer ("CEO"), Chief Financial Officer ("CFO") and others within the Company who are responsible for investigating, evaluating, addressing or resolving the complaint or concern.


     Under certain circumstances, the matter which forms the basis for such complaint or concern may be required to be reported to a federal or state governmental or regulatory authority or disclosed to shareholders or the public. In such cases, the identity of the Reporting Individual will not be disclosed without his or her consent unless required by law.

  Matters Covered by These Procedures

     These procedures relate to complaints and concerns about questionable accounting, internal accounting controls or auditing matters involving the Company, including, without limitation, the following:

  - any fraud or misstatement or omission in any financial statement of, or other financial information published by, the Company, including any report or document filed by the Company with the Securities and Exchange Commission or other governmental or regulatory authority;
  - any intentional error or misconduct in the preparation, evaluation, review or audit of any of the Company's financial statements;
  - any fraud or misstatement or omission in the recording and maintaining of the financial records of the Company;
  - any weakness or deficiency in or noncompliance with the Company's internal accounting controls;
  - any misrepresentation or false statement made to or by a senior officer or accountant regarding a matter contained in, or required to be contained in, the financial records, financial statements, financial reports or audit reports of the Company;
  - any deviation from full and fair reporting of the Company's financial condition, results of operations or cash flows;
  - any effort to mislead, deceive, coerce or fraudulently influence any internal or external accountant or auditor in connection with the preparation, examination, audit or review of any financial statement or records of the Company; or
  - any other error, deficiency or weakness in the Company's financial statements, internal controls, auditing procedures or financial records or reports.

Handling of Complaints

     Upon receipt of any such complaint or notice of any such concern, the Chairman of the Audit Committee ("Committee Chairman") will report the matter to and consult with the Responsible Officer (as herein defined) to ensure that he or she is fully apprised of the matter and will notify the Chairman of the Board of receipt of such complaint or notice. Under the oversight of the Audit Committee, the Responsible Officer will conduct a thorough investigation of the matter, summarize his or her findings and conclusions in a written report to the Audit Committee and Chairman of the Board and promptly take, or cause to be taken, any action that may be required to resolve properly the matter which is the basis for the complaint or concern. For purposes of these procedures, the Responsible Officer will be the CFO or such other officer of the Company as the Audit Committee may designate, either generally or with respect to a particular matter.

     If the complaint or concern relates to a weakness or deficiency in any of the Company's internal controls or accounting systems, the CFO (or other person designated by the Audit Committee) will oversee any necessary strengthening and/or correction of such weakness or deficiency. If the complaint or concern relates to a misstatement, error or omission in any of the Company's financial statements, or in any report or other document filed by the Company with the Securities and Exchange Commission or other federal or state governmental or regulatory authority, the CFO or other person designated by the Audit Committee (in conjunction with the Chairman of the Board, if appropriate) will oversee the prompt correction or restatement of such financial statement, report or document and, if necessary, will cause to be filed with the Securities and Exchange Commission, or other federal or state governmental or regulatory authority, any and all amendments to any previously filed reports or documents which may be necessary to correct any such misstatement, error or omission. Any other matters reported will be addressed and resolved appropriately in accordance with law and the applicable accounting or auditing standards. The Responsible Officer will keep the Committee Chairman and Chairman of the Board informed of his or her findings and progress throughout this process.

     Upon completion of the investigation and any necessary corrective action, the Responsible Officer will prepare and submit to the Audit Committee a final report on the matter. The report will describe in reasonable detail the complaint or concern reported, the results of the ensuing investigation, the conclusions reached and any corrective action taken. If no corrective action was taken, the report will include an appropriate explanation to support the decision to take no action. The Responsible Officer will respond in writing to the Reporting Individual, advising such individual of the results of the investigation and of any corrective action taken or, if no such action was taken, the reasons why no action was taken. A copy of the final report, including all related materials, and response to the Reporting Individual will be delivered to the Chairman of the Board.

Retention of Complaints and Reports of Resulting Action

     The Committee Chairman will maintain a file of all complaints and concerns reported pursuant to these procedures, tracking their receipt, investigation, evaluation and resolution, and of the related reports issued in connection therewith, which summarize the results of the related investigation and any corrective action taken. Copies of all such materials will be retained in accordance with the Company's document retention policy, but in any event, for a period of at least five (5) years from the date on which the related complaint or concern was initially reported hereunder.

Legal Counsel and Other Experts

     In discharging their responsibilities hereunder, the Audit Committee and the Responsible Officer may request and obtain assistance from members of the Company's Accounting or Audit Departments and/or may retain an independent accountant, independent legal counsel or other experts to assist in the investigation of the complaint or reported concern, the evaluation of the matter under investigation or determining and implementing the appropriate remedial or corrective action. The cost of retaining any such expert or experts shall be borne by the Company.

Protection of Reporting Individual

     The Company will not discharge, demote, suspend, threaten, harass or in any other manner discriminate or retaliate, and it shall be a violation of Company policy for any person to take any such action, against any Reporting Individual by reason of his or her having made any such complaint, or having reported any such concern, in good faith pursuant to and in accordance with these procedures.


                              Exhibit 23.0

                     Consent of Independent Accountants


                      INDEPENDENT ACCOUNTANTS' CONSENT

The Board of Directors
Great American Bancorp, Inc.

We have issued our report dated February 6, 2004 on the consolidated financial statements of Great American Bancorp, Inc. appearing in the Company's 2003 Annual Report to Stockholders. We consent to the incorporation by reference into the previously filed Registration Statements on Form S-8 (No. 33-04491 and No. 333-98519) of Great American Bancorp, Inc. of the aforementioned report.


/s/ BKD, LLP

Decatur, Illinois
March 25, 2004






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



Date:    March 23, 2004                 /s/ George R. Rouse
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




Date:    March 23, 2004                    /s/ Jane F. Adams
     ---------------------------           -----------------------------
                                           Jane F. Adams
                                           Chief Financial Officer,
                                           Secretary and Treasurer

                                  EXHIBIT 32.0

                          SECTION 1350 CERTIFICATIONS

     In connection with the Annual Report of Great American Bancorp, Inc. (the "Company") on Form 10-KSB for the fiscal year ended December 31, 2003 as filed with the Securities and Exchange Commission (the "Report"), the undersigned certify, pursuant to 18 U.S.C. 1350, as added by Section 906 of the Sarbanes-Oxley Act of 2002, that:

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



                                       /s/ George R. Rouse
                                       -------------------------------------
                                       George R. Rouse
                                       President and Chief Executive Officer


                                       /s/ Jane F. Adams
                                       -------------------------------------
                                       Jane F. Adams
                                       Chief Financial Officer, Secretary and
                                       Treasurer


                                       Date:        March 23, 2004
                                            --------------------------------