Form 10QSB
period 2004-03-31
GREAT AMERICAN BANCORP INC
filed 2004-05-11
CIK 943064

UNITED STATES
                   SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C. 20549

                              FORM 10-QSB
(Mark One)
[ X ]     QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
          SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended      March 31, 2004
                                ----------------------

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

At April 30, 2004, the Registrant had 748,003 shares of Common Stock outstanding, for ownership purposes, which excludes 1,304,747 shares held as treasury stock.

Transitional Small Business Disclosure Format (Check One): Yes      No    X
                                                               ---       ---


                             Table of Contents


PART I -- FINANCIAL INFORMATION

     Item 1.   Financial Statements (Unaudited)

               Condensed Consolidated Balance Sheets

               Condensed Consolidated Statements of Income

               Condensed Consolidated Statements of Cash Flows

               Notes to Unaudited Condensed Consolidated Financial Statements

     Item 2.   Management's Discussion and Analysis or
                Plan of Operation

     Item 3.   Controls and Procedures

PART II -- OTHER INFORMATION

     Item 1.   Legal Proceedings

     Item 2.   Changes in Securities, Use of Proceeds and Issuer's Purchases
                of Equity Securities

     Item 3.   Defaults Upon Senior Securities

     Item 4.   Submission of Matters to a Vote of Security Holders

     Item 5.   Other Information

     Item 6.   Exhibits and Reports on Form 8-K

SIGNATURES

                 Great American Bancorp, Inc. and Subsidiary
                    Condensed Consolidated Balance Sheets
                  As of March 31, 2004 and December 31, 2003
                      (in thousands except share data)

                                           March 31, 2004      Dec. 31, 2003
                                              (unaudited)
-----------------------------------------------------------------------------
ASSETS
Cash and due from banks                     $       4,154      $       4,388
Interest-bearing demand deposits                    7,890              9,674
Federal Home Loan Bank term deposit                27,000             30,000
                                            --------------------------------
     Cash and cash equivalents                     39,044             44,062

Available-for-sale securities                       4,054              4,200
Held-to-maturity securities (fair value of
 $485 and $562)                                       458                532
Loans, net of allowance for loan losses
 of $1,191 and $1,190)                            104,476            100,772
Premises and equipment                              6,205              6,299
Federal Home Loan Bank stock                        1,346              1,324
Other assets                                        2,187              2,261
                                            --------------------------------
     Total assets                           $     157,770      $     159,450
                                            ================================
LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES
 Deposits
  Demand                                    $      12,339      $      13,008
  Savings, NOW and money market                    61,345             59,945
  Time                                             51,245             53,711
                                            --------------------------------
     Total deposits                               124,929            126,664

 Federal Home Loan Bank advances                   13,000             13,000
 Other liabilities                                  2,065              2,150
                                            --------------------------------
    Total liabilities                             139,994            141,814
                                            --------------------------------
Commitments and Contingent Liabilities

                                                                  (continued)

                 Great American Bancorp, Inc. and Subsidiary
              Condensed Consolidated Balance Sheets (Continued)
                  As of March 31, 2004 and December 31, 2003
                      (in thousands except share data)

                                           March 31, 2004      Dec. 31, 2003
                                            (unaudited)
-----------------------------------------------------------------------------
STOCKHOLDERS' EQUITY
Preferred stock, $0.01 par value
 Authorized and unissued --
  1,000,000 shares                          $          --      $          --
Common stock, $0.01 par value
 Authorized -- 7,000,000 shares
 Issued -- 2,052,750 shares
 Outstanding: 757,703 and 756,003 shares               21                 21
Additional paid-in-capital                         20,545             20,412
Retained earnings                                  20,777             20,508
Unearned incentive plan shares                        (62)               (63)
Accumulated other comprehensive income                 46                 20
Treasury stock, at cost, 1,295,047 and
 1,296,747 shares                                 (23,551)           (23,262)
                                            --------------------------------
     Total stockholders' equity                    17,776             17,636
                                            --------------------------------
     Total liabilities and
      stockholders' equity                  $     157,770      $     159,450
                                            ================================


See notes to unaudited condensed consolidated financial statements.

                  Great American Bancorp, Inc. and Subsidiary
                  Condensed Consolidated Statements of Income
               For the Three Months Ended March 31, 2004 and 2003
                   (Unaudited, in thousands except share data)

                                                     2004               2003
----------------------------------------------------------------------------
Interest income
 Loans                                      $       1,715      $       2,208
 Securities                                            50                 19
 Dividends on Federal Home Loan Bank stock             21                 15
 Deposits with financial institutions
  and other                                            83                 87
                                            --------------------------------
   Total interest and dividend income               1,869              2,329
                                            --------------------------------
Interest expense
 Deposits                                             410                677
 Federal Home Loan Bank advances                      141                154
 Other                                                  5                  7
                                            --------------------------------
   Total interest expense                             556                838
                                            --------------------------------
   Net interest income                              1,313              1,491
Provision for loan losses                              --                 --
                                            --------------------------------
   Net interest income after
     provision for loan losses                      1,313              1,491
                                            --------------------------------
Noninterest income
 Insurance sales commissions                          671                406
 Customer service fees                                124                126
 Other service charges and fees                        58                 60
 Net gains on loan sales                               12                259
 Loan servicing fees                                   41                 25
 Other                                                 27                 20
                                             --------------------------------
   Total noninterest income                           933                896
                                            --------------------------------

                                                                 (continued)

                  Great American Bancorp, Inc. and Subsidiary
            Condensed Consolidated Statements of Income (Continued)
               For the Three Months Ended March 31, 2004 and 2003
                  (Unaudited, in thousands except share data)

                                                     2004               2003
----------------------------------------------------------------------------
Noninterest expense
 Salaries and employee benefits             $       1,013      $         908
 Net occupancy expense                                138                141
 Equipment expense                                    148                122
 Professional fees                                     62                 73
 Marketing expense                                     40                 52
 Printing and office supplies                          72                 77
 Directors and committee fees                          34                 37
 Amortization of mortgage servicing rights             25                 45
 Other                                                142                169
                                            --------------------------------
   Total noninterest expense                        1,674              1,624
                                            --------------------------------
   Income before income taxes                         572                763
     Provision for income taxes                       221                298
                                            --------------------------------
   Net income                                         351                465

Other Comprehensive Income
 Change in unrealized appreciation on
  available-for-sale securities, net of
  income taxes of $19 for 2004                         26                 --
                                            --------------------------------
   Total comprehensive income               $         377      $         465
                                            ================================

Per Share Data:

  Earnings
   Basic:
     Net income                             $        0.47      $        0.60
                                            ================================
     Average number of shares                     751,970            779,824
                                            ================================

   Diluted:
     Net income                             $        0.43      $        0.53
                                            ================================
     Average number of shares                     824,155            877,483
                                            ================================

  Dividends                                 $        0.11      $        0.11
                                            ================================


See notes to unaudited condensed consolidated financial statements.

                  Great American Bancorp, Inc. and Subsidiary
                Condensed Consolidated Statements of Cash Flows
              For the Three Months Ended March 31, 2004 and 2003
                          (Unaudited, in thousands)

                                                     2004               2003
----------------------------------------------------------------------------
Operating Activities
Net income                                  $         351      $         465
Items not requiring (providing) cash
 Depreciation                                         128                107
 Provision for loan losses                             --                 --
 Amortization of mortgage servicing rights             25                 45
 Net gains on loan sales                              (12)              (259)
 Loans originated for sale                           (649)            (9,117)
 Proceeds from loan sales                             657              9,054
 Federal Home Loan Bank stock dividends               (22)               (15)
Changes in:
  Other assets                                        167                (58)
  Other liabilities                                  (252)                63
Other operating activities                              6                 (8)
                                            --------------------------------
     Net cash provided by
      operating activities                            399                277
                                            --------------------------------
Investing Activities
 Proceeds from maturities of available-
  for-sale securities                                 190                 --
 Proceeds from maturities of held-to-
  maturity securities                                  74                207
 Net change in loans                               (3,708)             7,969
 Purchase of premises and equipment                   (34)               (19)
                                             --------------------------------
     Net cash provided by (used in)
      investing activities                         (3,478)             8,157
                                            --------------------------------

                                                                 (continued)

                   Great American Bancorp, Inc. and Subsidiary
           Condensed Consolidated Statements of Cash Flows (Continued)
                For the Three Months Ended March 31, 2004 and 2003
                            (Unaudited, in thousands)

                                                     2004               2003
----------------------------------------------------------------------------
Financing Activities:
 Net increase in demand deposits,
  money market, NOW and savings accounts    $         731      $       8,040
 Net decrease in certificates of deposits          (2,466)            (1,224)
 Repayment of Federal Home Loan Bank advances          --             (1,000)
 Proceeds from stock options exercised                234                 21
 Purchase of treasury stock                          (523)            (1,611)
 Dividends paid                                       (82)               (90)
 Net increase in advances from
  borrowers for taxes and insurance                   167                145
                                             --------------------------------
     Net cash provided by (used in)
      financing activities                         (1,939)             4,281
                                            --------------------------------
Increase (decrease) in Cash
 and Cash Equivalents                              (5,018)            12,715

Cash and Cash Equivalents, Beginning
  of Period                                        44,062             32,334
                                            --------------------------------
Cash and Cash Equivalents, End of
  Period                                    $      39,044      $      45,049
                                            ================================
Supplemental Cash Flows Information

   Interest paid                            $         557      $         843
   Income taxes paid (net of refunds)                  20                170
   Tax benefit related to stock                       133                 --
    options exercised




See notes to unaudited condensed consolidated financial statements.

                 Great American Bancorp, Inc. and Subsidiary

Notes to Unaudited Condensed Consolidated Financial Statements

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

2.  Statement of Information Furnished

     The accompanying unaudited consolidated financial statements have been prepared in accordance with Form 10-QSB instructions and Item 310(b) of Regulation S-B, and, in the opinion of management, contain all adjustments necessary to present fairly the financial position as of March 31, 2004 and December 31, 2003, the results of operations for the three months ended March 31, 2004 and 2003, and the cash flows for the three months ended March 31, 2004 and 2003. All adjustments to the financial statements were normal and recurring in nature. These results have been determined on the basis of accounting principles generally accepted in the United States of America. Reclassifications of certain amounts in the 2003 financial statements have been made to conform to the 2004 presentation. The results of operations for the three months ended March 31, 2004 are not necessarily indicative of the results to be expected for the entire fiscal year.

     The condensed consolidated financial statements are those of the Company and the Bank. Certain information and note disclosures normally included in the Company's financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. These condensed consolidated financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company's 2003 Annual Report to Shareholders. The condensed consolidated balance sheet of the Company as of December 31, 2003 has been derived from the audited consolidated balance sheet of the Company as of that date.

3.  Stock Options
     The Company has a stock-based employee compensation plan, which is described more fully in Notes to Financial Statements included in the 2003 Annual Report to Shareholders. The Company accounts for this plan under the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. No stock-based employee compensation cost is reflected in net income, as all options granted under the plan had an exercise price equal to the market value of the underlying common stock on the grant date. The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value provisions of Statement of Financial Accounting Standards
(SFAS) No. 123, Accounting for Stock-Based Compensation, to stock-based employee compensation.


                                                         Three Months Ended
                                                       ---------------------
                                                       March 31,   March 31,
                                                         2004        2003
                                                       ---------------------
Net income as reported                                 $    351    $     465
Less: Total stock-based employee compensation
 cost determined under the fair value based
 method, net of income taxes                                 --           --
                                                       ---------------------
    Pro forma net income                               $    351    $     465
                                                       =====================

Earnings per share:
  Basic - as reported                                  $   0.47    $    0.60
                                                       =====================
  Basic - pro forma                                    $   0.47    $    0.60
                                                       =====================
  Diluted - as reported                                $   0.43    $    0.53
                                                       =====================
  Diluted - pro forma                                  $   0.43    $    0.53
                                                       =====================

     The Company did not grant additional options in either of the three month periods ended March 31, 2004 and 2003.


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

Financial Condition

     The Company's total assets decreased $1.68 million from $159.45 million at December 31, 2003 to $157.77 million at March 31, 2004. This decline was primarily in cash and cash equivalents. Cash and cash equivalents decreased $5.02 million, from $44.06 million at December 31, 2003 to $39.04 million at March 30, 2004. Cash and cash equivalents declined mainly due to cash used to fund an increase in loans and a decline in total deposits. A decrease of $3.00 million in the balance of the Federal Home Loan Bank ("FHLB") term deposit comprised the majority of the decrease in cash and cash equivalents. The FHLB short-term time deposit of $27.00 million at March 31, 2004 was a 14-day deposit with a yield of 0.95%.

     Available-for-sale securities and held-to-maturity securities declined $146,000 and $74,000, respectively, from December 31, 2003 to March 31, 2004 primarily due to repayments of mortgage-backed securities.

    Total loans increased from $100.77 million at December 31, 2003 to $104.48 million at March 31, 2004, mainly due to increases in one-to-four-family residential mortgage loans and construction loans.

     The following schedule shows the balances by loan category at March 31, 2004 compared to December 31, 2003 balances, along with the change and percentage change:

                               Balance        Balance
                               March 31,    December 31,           Percentage
                                 2004          2003       Change     Change
----------------------------------------------------------------------------
One-to-four-family
 mortgage loans               $  48,526    $  44,305     $  4,221      9.5%
Multi-family mortgage loans      17,943       18,347         (404)    (2.2)
Commercial mortgage loans         9,907       10,749         (842)    (7.8)
Construction loans                3,408        2,125        1,283     60.4
----------------------------------------------------------------------------
  Total real estate loans        79,784       75,526        4,258      5.6
Commercial loans                 11,098       12,022         (924)    (7.7)
Consumer loans                   14,785       14,414          371      2.6
----------------------------------------------------------------------------
  Total loans                   105,667      101,962        3,705      3.6
Allowance for loan losses        (1,191)      (1,190)          (1)     0.1
----------------------------------------------------------------------------
  Total loans, net            $ 104,476    $ 100,772     $  3,704      3.7%
============================================================================

     One-to-four-family mortgage loans increased due to the Company maintaining the majority of new home loans in the loan portfolio rather than selling loans to the secondary market. Since market interest rates remained at historically low levels during the first quarter of 2004, the majority of new home mortgage loans were refinancing loans where the customers' prior loans were at other financial institutions. During the three months ended March 31, 2004, the Company did sell $649,000 in newly originated 30-year fixed rate one-to-four-family home mortgage loans to the Federal National Mortgage Association ("FNMA"). These loans were sold according to a management strategy implemented during the quarter to sell lower rate 30-year fixed rate home mortgage loans. Approximately $1.21 million of the increase in one-to-four-family mortgage loans was due to loans the Company refinanced for customers where the Company had sold the customers' prior loans to FNMA upon origination.

     Construction loans increased partly due to disbursements totaling $363,000 for a commercial construction loan opened in December 2003. The remainder of the increase in construction loans was for single-family home construction.

     Total deposits decreased $1.73 million from $126.66 million at December 31, 2003 to $124.93 million at March 31, 2004. Noninterest-bearing demand deposits decreased by $669,000 and time deposits declined by $2.46 million, while savings, NOW and money market deposits grew by $1.40 million during the first three months of 2004. The growth in savings, NOW and money market accounts was partly due to customers transferring matured certificates of deposit into short-term, interest-bearing demand accounts in anticipation that market interest rates will climb in the near future. The growth in savings, NOW and money market accounts was also due to seasonal fluctuations in these accounts. The decline in time deposits was mainly in certificates of deposit maturing in two to three years.

     The following table summarizes the balances of deposits at March 31, 2004 and December 31, 2003, the change in the balances and the percentage change:

                               Balance        Balance
                              March 31,     December 31,           Percentage
                                 2004          2003       Change     Change
-----------------------------------------------------------------------------
Noninterest bearing
 checking accounts            $  12,339    $  13,008     $   (669)     (5.1)%

Interest bearing:
 NOW accounts                    22,386       22,210          176       0.8
 IMMA accounts                   19,075       18,991           84       0.4
 Savings accounts                19,884       18,744        1,140       6.1
 Certificates of deposit         51,245       53,711       (2,466)     (4.6)
-----------------------------------------------------------------------------
  Total interest
   bearing deposits             112,590      113,656       (1,066)     (0.9)
-----------------------------------------------------------------------------
  Total deposits              $ 124,929    $ 126,664     $ (1,735)     (1.4)%
=============================================================================

     FHLB advances totaled $13.00 million at both March 31, 2004 and December 31, 2003. The following schedule presents FHLB advances at March 31, 2004, by maturity date:

    Date                   Fixed                        First or
     of        Interest      or         Maturity        Next Call
   Advance       Rate     Variable        Date            Date         Amount
-----------------------------------------------------------------------------
October   1998   4.30      Fixed     October   2008   April     2004  $ 5,000
January   2001   4.55      Fixed     January   2011   April     2004    5,000
September 2001   3.80      Fixed     September 2011   September 2004    3,000
                                                                      -------
                                                                      $13,000
                                                                      =======

     The $10.00 million in advances callable in April 2004 were not called. Both of these advances are callable quarterly. The $3.00 million advance has only a one-time call date in September 2004.

     Total stockholders' equity increased $140,000, from $17.64 million at December 31, 2003 to $17.78 million at March 31, 2004. Book value per outstanding voting share increased from $23.33 at December 31, 2003 to $23.46 at March 31, 2004.

     The increase in stockholders' equity is summarized as follows (in thousands):

   Stockholders' equity, December 31, 2003            $   17,636
   Net income                                                351
   Purchase of treasury stock                               (523)
   Stock options exercised                                   234
   Tax benefit related to stock options exercised            133
   Dividends declared                                        (82)
   Increase in unrealized net gain on available-for-
    sale securities                                           26
   Incentive plan shares allocated                             1
                                                          ------
   Stockholders' equity, March 31, 2004               $   17,776
                                                          ======

     In July 2003, the Company announced a 5% common stock repurchase program totaling 38,187 shares. This repurchase program completed in April 2004 at an average price of $34.53. In February 2004, the Company announced an additional 5% stock repurchase program totaling 37,555 shares. As of April 30, 2004, 9,434 shares had been repurchased under this program at an average price of $34.55. All repurchased shares will be held as treasury shares to be used for issuing stock under stock option agreements and for general corporate purposes. (See Part II, Item 2. Changes in Securities, Use of Proceeds and Issuer's Purchases of Equity Securities for additional disclosures relating to stock repurchase programs).

Results of Operations

Comparison of Three Month Periods Ended March 31, 2004 and 2003

     Net income totaled $351,000 for the three months ended March 31, 2004 compared to $465,000 for the three months ended March 31, 2003, a decrease of $114,000, or 24.5%. Basic earnings per share were $0.47 for the three months ended March 31, 2004, compared to $0.60 for the three months ended March 31, 2003. Diluted earnings per share were $0.43 for the three months ended March 31, 2004 compared to $0.53 for the same period in 2003. Net income decreased in 2004 primarily due to lower net interest income and an increase in noninterest expense, offset by an increase in noninterest income and a reduction in the provision for income taxes.

     Net interest income decreased $178,000, or 11.9%, from $1,491,000 for the three months ended March 31, 2003 to $1,313,000 for the same period in 2004. Interest income declined $460,000, or 19.8%, from $2,329,000 for the three months ended March 31, 2003 to $1,869,000 for the first three months of 2004. Interest expense decreased $282,000, or 33.7%, from $838,000 in 2003 to $556,000 in 2004.

     Interest income from loans was $1,715,000 for the first three months of 2004, $493,000, or 22.3% less than the $2,208,000 recorded for the first three months of 2003. Interest income from loans declined mainly as a result of a decrease in total average loans from a year ago and a reduction in average loan yields. The average balance of total net loans decreased $17.67 million in 2004, from $119.46 million in the first quarter of 2003 to $101.79 million in the first quarter of 2004.

     The following schedule compares average total loan balances by major categories for the first three months of fiscal 2004 to the same period in 2003:
                                 Average     Average
                                 Balance     Balance              Percentage
                                  2004        2003       Change     Change
----------------------------------------------------------------------------
One-to-four-family
  mortgage loans                $ 45,664    $ 57,963   $(12,299)    (21.2)%
Multi-family mortgage loans       17,857      20,064     (2,207)    (11.0)
Commercial mortgage loans         10,435      16,304     (5,869)    (36.0)
Construction loans                 2,842       2,167        675      31.1
----------------------------------------------------------------------------
  Total real estate loans         76,798      96,498    (19,700)    (20.4)
Commercial loans                  11,523       9,836      1,687      17.2
Consumer loans                    14,660      14,311        349       2.4
----------------------------------------------------------------------------
  Total loans                    102,981     120,645    (17,664)    (14.6)
Allowance for loan losses         (1,191)     (1,189)        (2)      0.2
----------------------------------------------------------------------------
  Total loans, net              $101,790    $119,456   $(17,666)    (14.8)%
============================================================================

     The average balance of total loans declined from the level maintained during the first quarter of 2003 primarily due to the Company selling the majority of new and refinanced one-to-four-family residential mortgage loans during 2003. The average balance of total one-to-four-family mortgage loans during the first quarter of 2004 was $12.30 million lower than the average balance maintained during the first quarter of 2003. During 2003, the Company sold $30.83 million in home mortgage loans. The average balance of total one-to-four-family loans serviced for others increased $10.86 million, from $33.57 million for the three months ended March 31, 2003 to $44.43 million for the three months ended March 31, 2004.

     The $2.21 million decrease in the average total balance of multifamily loans is due to the sale during 2003 of $1.51 million in loans to one borrower that were held by the holding company and the payoff of one large loan totaling $415,000 in early January 2004. The $5.87 million decrease in commercial mortgage loans is mainly due to three large payoffs totaling $3.58 million in the second and third quarters of 2003 and several smaller loan payoffs in December 2003 and January 2004. Average total commercial loans increased $1.69 million in the first quarter of 2004 compared to the first quarter of 2003, due mainly to one large loan originated in August 2003 and a separate commercial loan customer maintaining a higher balance on their line of credit during 2004.

     Interest income from loans also declined in 2004 due to lower average yields, mainly the result of declining interest rates during 2003. The prime rate, the rate used by financial institutions in establishing the majority of commercial and multi-family loan offering rates, declined on June 30, 2003 from 4.25% to 4.00%. The average yield on the Company's net loans decreased from 7.50% for the first three months of 2003 to 6.78% for the first three months of 2004.

     Interest income from securities increased from $19,000 for the three months ended March 31, 2003 to $50,000 for the same period in 2004, due to the purchase of adjustable-rate mortgage-backed securities in November 2003 totaling $4.19 million. The average balance of total securities was $4.64 million for the quarter ended March 31, 2004 compared to $1.17 million for the first quarter of 2003. The average yield on securities was 4.33% for the first quarter of 2004, down from 6.59% for the first quarter of 2003.

     Interest income from deposits with financial institutions and other decreased only slightly, from $87,000 for the quarter ended March 31, 2003 to $83,000 for the quarter ended March 31, 2004. The average balance of total deposits with financial institutions and other increased from $32.29 million for the first three months of 2003 to $37.05 million for the same period in 2004, mainly due to proceeds from loan sales during 2003. The average yield on deposits with financial institutions and other decreased from 1.09% for the three months ended March 31, 2003 to 0.90% for the three months ended March 31, 2004. The majority of these deposits are overnight funds or short-term deposits with the FHLB, which were affected by a decline in short-term market interest rates during the latter half of 2003 and in 2004.

     Interest expense decreased by $282,000, or 33.7%, from $838,000 for the three months ended March 31, 2003 to $556,000 for the same period in 2004, mainly interest expense on deposits. Interest expense on deposits declined $267,000, or 39.4%, from $677,000 for the three months ended March 31, 2003 to $410,000 for the three months ended March 31, 2004. Interest expense on interest-bearing demand deposits decreased $83,000, or 52.2%, from $159,000 for the first quarter of 2003 to $76,000 for the first quarter of 2004. Interest expense on certificates of deposit declined $184,000, or 35.5%, from $518,000 for the quarter ended March 31, 2003 to $334,000 for the quarter ended March 31, 2004.

     Interest expense on interest-bearing demand and savings deposits declined mainly as a result of the Company lowering deposit rates during the latter half of 2003. The average balance of total interest-bearing deposits increased from $59.73 million for the quarter ended March 31, 2003 to $61.07 million for the quarter ended March 31, 2004. The average rate on interest-bearing demand and savings deposits decreased from 1.08% for the quarter ended March 31, 2003 to 0.50% for the quarter ended March 31, 2004.

     Interest expense on certificates of deposits decreased due to a decline in the balance of total average certificates and a reduction in the average rate. Average total certificates of deposit declined $9.18 million, from $61.46 million in the first three months of 2003 to $52.28 million in the first three months of 2004. The decline in average certificates of deposit was primarily in the one-year to two-year maturity categories. Because of the decline in market interest rates during 2003, the Company lowered offering rates for new and renewing certificates during the latter half of 2003. As a result, many customers moved maturing certificates to shorter-term certificates or into demand or savings accounts. The average rate on certificates of deposit declined from 3.42% for the three months ended March 31, 2003 to 2.57% for the same period in 2004.

     Interest expense on FHLB advances was $141,000 for the three months ended March 31, 2004 compared to $154,000 for the same period in 2003. Interest expense on FHLB advances declined in 2004 due to the maturity of advances in March and September, 2003. The average balance of total FHLB advances was $13.00 million for the first three months of 2004 compared to $14.79 million for the same period in 2003. The average rate on FHLB advances increased from 4.22% for the three months ended March 31, 2003 to 4.36% for the three months ended March 31, 2004.

     Net interest income as a percent of interest earning assets was 3.65% for the three months ended March 31, 2004 versus 3.92% for the same period in 2003. The spread between the yield on interest-earning assets and the rate on interest bearing liabilities was 3.43% and 3.64% for the three months ended March 31, 2004 and 2003, respectively.

     The Company recorded no provision for loan losses during either of the three month periods ended March 31, 2004 and 2003. Management's analyses of the allowance for loan losses during the first three months of 2004 determined that no additional allocation to the allowance was warranted for the period, primarily due to a decrease in non-performing loans and a decrease in commercial and commercial mortgage loans. Management assesses the adequacy of the allowance for loan losses based on evaluating known and inherent risks in the loan portfolio and upon management's continuing analysis of the factors underlying the quality of the loan portfolio. While management believes that, based on information currently available, the allowance for loan losses is sufficient to cover losses inherent in its loan portfolio at this time, no assurance can be given that the level of the allowance for loan losses will be sufficient to cover future possible loan losses incurred by the Company or that future adjustments to the allowance for loan losses will not be necessary if economic and other conditions differ substantially from the economic and other conditions used by management to determine the current level of the allowance for loan losses. Management may in the future increase the level of the allowance for loan losses as a percentage of total loans and non-performing loans in the event it increases the level of commercial real estate, multifamily, or consumer lending as a percentage of its total loan portfolio. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the allowance for loan losses. Such agencies may require the Company to provide additions to the allowance based upon judgements different from management.

     During the three months ended March 31, 2004, the Company had no loans charged-off and collected $1,000 in loans previously charged-off. For the three months ended March 31, 2003, the Company had no loans charged-off and collected $1,000 in recoveries.

     Non-performing loans, which are loans past due 90 days or more and non-accruing loans, totaled $38,000 at March 31, 2004, compared to $399,000 at March 31, 2003. Non-performing loans at March 31, 2004 consisted of one residential mortgage loan totaling $33,000 and two consumer loans totaling $5,000. These loans were past due 90 days or more at March 31, 2004, with one consumer loan totaling $3,000 in non-accrual status. Non-performing loans at March 31, 2003 consisted of one residential mortgage loan totaling $90,000 and four consumer loans totaling $309,000. All of these loans were past due 90 days or more at March 31, 2003, with two consumer loans totaling $6,000 in non-accrual status. One consumer loan, totaling $300,000 at March 31, 2003, comprised the majority of the total of consumer loans past due 90 days or more at March 31, 2003. The customer brought the loan current during 2003 and the balance of the loan at March 31, 2004 was $276,000. The Company stops accruing interest on loans, including past due loans, at such time that the ultimate collection of all principal and interest becomes doubtful. The ratio of the Company's allowance for loan losses to total loans was 1.13% at March 31, 2004 and 1.01% at March 31, 2003.

     Noninterest income totaled $933,000 for the three months ended March 31, 2004, compared to $896,000 for the same period in 2003, increasing $37,000, or 4.1%. This increase was mainly due to an increase in insurance sales commissions, offset by a decrease in net gains on loan sales. Insurance sales commissions increased $265,000, or 65.3%, from $406,000 to $671,000. This increase was mainly due to growth in new commercial and group life and health insurance customers and an increase in contingent commissions which are commissions paid by an insurance company based on the overall profit and/or volume of business placed with that insurance company. Total net gains on loan sales totaled $12,000 for the first quarter of 2004 compared to $259,000 for the first quarter of 2003. The Company sold $649,000 in loans during the first three months of 2004 compared to $9.05 million in loan sales for the first quarter of 2003. The Company sold loans mainly in order to reduce interest rate risk due to the decline in home mortgage rates.

     Noninterest expense was $1,674,000 for the three months ended March 31, 2004, $50,000 or 3.1% higher than the $1,624,000 recorded for the first three months of 2003. Noninterest expense was higher in 2004 mainly due to increases in salaries and employee benefits expense and equipment expense, offset by reductions in professional fees, marketing expense, amortization of mortgage servicing rights and other expenses. Salaries and employee benefits expense increased $105,000, or 11.6%, from $908,000 for the three months ended March 31, 2003 to $1,013,000 for the first three months of 2004, due primarily to normal salary raises and higher commissions earned by producers at the Agency. Equipment expenses were $26,000 higher in 2004, due mainly to depreciation expense for new computers and item processing software and hardware installed in the second and third quarters of 2003. Professional fees declined by $11,000 from 2003 to 2004, mainly legal fees, which were $14,000 lower in 2004. Marketing expense was $12,000 lower in 2004 due mainly to the costs of implementing a new web site for local area youth sports in 2003. Amortization of mortgage servicing rights decreased by $20,000, from $45,000 in 2003 to $25,000 in 2004, mainly due to a significant number of sold loans being paid off in the first quarter of 2003. The remaining unamortized portion of mortgage servicing rights recorded for a loan is immediately amortized at the time a loan is paid off. Other expenses were $27,000 lower in 2004, mainly due to decreases in charitable contributions and travel and meeting expenses.

     Total income taxes were $221,000 for the three months ended March 31, 2004 and $298,000 for the same period in 2003. The effective tax rates for the three months ended March 31, 2004 and 2003 were 38.6% and 39.1% respectively.

Business Industry Segments

     The Company's primary business involves the typical banking services of generating loans and receiving deposits. Through PASC, for 2004 and 2003, the Company also provided insurance services to customers. The following segment financial information has been derived from the internal profitability reporting system used by management to monitor and manage the financial performance of the Company.

                      Three months Ended March 31, 2004
                           (unaudited, in thousands)


                   Banking     Insurance
                   Services    Services     Company    Eliminations     Total
-----------------------------------------------------------------------------

Interest income   $   1,869    $   --      $  1,869      $    --     $  1,869
Interest expense        556        --           556           --          556
Noninterest income      283       671           954          (21)         933
Noninterest expense   1,307       388         1,695          (21)       1,674
Net income              177       174           351           --          351
Total assets        158,385     1,806       160,191       (2,421)     157,770



                      Three months Ended March 31, 2003
                           (unaudited, in thousands)

                   Banking     Insurance
                   Services    Services     Company    Eliminations     Total
-----------------------------------------------------------------------------

Interest income   $   2,329    $   --      $  2,329      $    --     $  2,329
Interest expense        838        --           838           --          838
Noninterest income      503       409           912          (16)         896
Noninterest expense   1,324       316         1,640          (16)       1,624
Net income              405        60           465           --          465
Total assets        172,350     1,207       173,557       (1,497)     172,060

Critical Accounting Policies

     The accounting and reporting policies of the Company are in accordance with accounting principles generally accepted in the United States and conform to general practices within the banking industry. The notes to the consolidated financial statements contain a summary of the Company's significant accounting policies, including significant estimates, presented on pages 36 through 41 of the Annual Report to Shareholders for the year ended December 31, 2003. The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions. The financial position and results of operations can be affected by these estimates and assumptions and are integral to the understanding of reported results. Critical accounting policies are those policies that management believes are the most important to the portrayal of the Company's financial condition and results, and they require management to make estimates that are difficult, subjective, or complex.

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

     Mortgage Servicing Rights - Mortgage servicing rights ("MSRs") associated with loans originated and sold, where servicing is retained, are capitalized and included in the consolidated balance sheet. The value of the capitalized servicing rights represents the present value of the future servicing fees arising from the right to service loans in the portfolio. Critical accounting policies for MSRs relate to the initial valuation and subsequent impairment tests. The methodology used to determine the valuation of MSRs requires the development and use of a number of estimates, including anticipated principal amortization and prepayments of that principal balance. Events that may significantly affect the estimates used are changes in interest rates, mortgage loan prepayment speeds and the payment performance of the underlying loans. The carrying value of the MSRs is periodically reviewed for impairment based on a determination of fair value. For purposes of measuring impairment, the servicing rights are compared to a valuation prepared based on a discounted cash flow methodology, utilizing current prepayment speeds and discount rates. Impairment, if any, is recognized through a valuation allowance and is recorded as amortization of intangible assets. As of March 31, 2004 and December 31, 2003, mortgage servicing rights had carrying values of $130,000 and $151,000, respectively.

     Postretirement Benefit Obligation - Management obtains an independent actuarial calculation to estimate the postretirement benefit obligation. The calculation is largely dependent on estimates relating to future health care cost trends and the number of employees that will retire and be eligible for benefits under the plan. The total amount of contributions paid for the three months ended March 31, 2004 and 2003 were $5,000 and $3,000. The net periodic benefit cost recognized for the three months ended March 31, 2004 and 2003 is as follows:

                                                       For Three Months Ended
                                                        March 31,   March 31,
                                                          2004        2003
                                                       ----------------------
Service cost                                            $    8      $    5
Interest cost                                                7           5
Amortization of prior service cost                           2           2
Amortization of (gain) loss                                  1          --
                                                       ----------------------
  Total net periodic benefit cost                       $   18      $   12
                                                       ======================

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

     A review of the Condensed Consolidated Statements of Cash Flows included in the accompanying financial statements shows that the Company's cash and cash equivalents ("cash") decreased $5.02 million from December 31, 2003 to March 31, 2004, compared to an increase of $12.72 million for the three months ended March 31, 2003. During the three months ended March 31, 2004, cash was primarily provided from earnings, proceeds from sales of one-to-four-family residential mortgage loans, and an increase in demand, money market, NOW and savings accounts. During this period, cash was primarily used to fund the origination of loans, a decrease in certificates of deposit, and to purchase treasury stock.

     During the three months ended March 31, 2003, cash was primarily provided from earnings, proceeds from sales of one-to-four-family residential mortgage loans, loan repayments in excess of loan originations, and an increase in demand, money market, NOW and savings accounts. During this period, cash was primarily used to fund originations of loans held for sale, a decrease in certificates of deposit, the repayment of FHLB advances, and to purchase treasury stock.

     The Company's primary investment activity during the three months ended March 31, 2004 was the origination of loans. During the three months ended March 31, 2004 and 2003, the Company disbursed funds for mortgage loans (not including refinanced mortgage loans) in the amounts of $8.13 million and $6.50 million, respectively, commercial loans in the amounts of $2.95 million and $930,000, respectively, and consumer loans in the amounts of $1.63 million and $3.08 million, respectively.

     As of March 31, 2004, the Company had outstanding commitments (including undisbursed loan proceeds) of $3.61 million. The Company anticipates it will have sufficient funds available to meet its current loan origination commitments. Certificates of deposit, which are scheduled to mature in one year or less from March 31, 2004, totaled $39.05 million. Management believes a significant portion of such deposits will remain with the Company.

     At March 31, 2004, the Bank exceeded all of its regulatory capital requirements with tangible capital and core capital both at $11.89 million or 7.77% of total adjusted tangible assets, core capital at $11.89 million or 7.77% of adjusted total assets, and risk-based capital at $12.93 million or 14.95% of total risk-weighted assets. The required ratios are 1.5% for tangible capital to tangible assets, 2% for core capital to total adjusted tangible assets, 4.0% for core capital to adjusted total assets and 8.0% for risk-based capital to risk-weighted assets.

Item 3. Controls and Procedures

     The Company's management, including the Company's principal executive officer and principal financial officer, have evaluated the effectiveness of the Company's "disclosure controls and procedures," as such term is defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended, (the "Exchange Act"). Based upon their evaluation, the principal executive officer and principal financial officer concluded that, as of the end of the period covered by this report, the Company's disclosure controls and procedures were effective for the purpose of ensuring that the information required to be disclosed in the reports that the Company files or submits under the Exchange Act with the Securities and Exchange Commission (the "SEC") (1) is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and (2) is accumulated and communicated to the Company's management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. In addition, based on that evaluation, no change in the Company's internal control over financial reporting occurred during the quarter ended March 31, 2004 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II -- OTHER INFORMATION

   Item 1.  Legal Proceedings

       The Company is not involved in any pending legal proceedings other than routine legal proceedings occurring in the ordinary course of business. Such routine legal proceedings, in the aggregate, are believed by management to be immaterial to the Company's financial condition or results of operations.

   Item 2. Changes in Securities, Use of Proceeds and Issuer's Purchases of Equity Securities

       The following schedule discloses common stock repurchased by the Company during the first quarter of 2004:
                                              Total Number       Maximum
                                             of Shares (or     Number (or
                                                 Units)        Approximate
                                              Purchased as   Dollar Value) of
                                                Part of     Shares (or Units)
                   Total Number     Average    	Publicly     that May Yet Be
	             of Shares (or  Price Paid   Announced     Purchased Under
                      Units)       per Share    Plans or       the Plans or
   Period            Purchased     (or Unit)    Programs         Programs
-----------------------------------------------------------------------------
January 2004          10,000 (a)    $35.25       10,000           10,566 (b)
February 2004          5,000 (a)    $34.05        5,000           43,121 (c)
March 2004                --            --           --           43,121 (c)
-----------------------------------------------------------------------------
Total                 15,000        $34.85       15,000           43,121
=============================================================================

(a) Purchased pursuant to a stock repurchase program announced on July 15, 2003 ("2003 Program"). The total number of shares under the 2003 Program is 38,187, which is equal to 5% of the outstanding common shares on the date the 2003 Program was announced. There is no expiration date for the 2003 Program. All common stock repurchased under the 2003 Program was purchased in open-market transactions.
(b)  Includes 10,566 shares to be repurchased under the 2003 Program.
(c) Includes 5,566 shares to be repurchased under the 2003 Program and 37,555 total shares to be repurchased under a stock repurchase program announced on February 11, 2004 ("2004 Program"). The total of 37,555 shares is equal to 5% of the outstanding common shares on the date the 2004 Program was announced. There is no expiration date for the 2004 Program.

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

         3.2   By-laws of Great American Bancorp, Inc.*

        11.0   Statement re: computation of per share earnings

        31.1   Rule 13a-14(a)/15d-14(a) Chief Executive Officer Certification

        31.2   Rule 13a-14(a)/15d-14(a) Chief Financial Officer Certification

        32.0   Section 1350 Certifications

       b.  Reports on Form 8-K

           1. On January 13, 2004, the Registrant furnished a Current Report on Form 8-K reporting information under Items 7 and 12, attaching as an exhibit a press release dated January 13, 2004, relating to the Registrant's unaudited results for the three months and year ended December 31, 2003.

           2. On January 16, 2004, the Registrant filed a Current Report on Form 8-K reporting information under Items 5 and 7, attaching as an exhibit a press release dated January 16, 2004 announcing that the Annual Meeting of Stockholders would be held on April 27, 2004.

           3. On February 6, 2004, the Registrant furnished a Current Report on Form 8-K reporting information under Items 7 and 12, attaching as an exhibit a press release dated February 5, 2004 announcing that the Company was correcting previously announced unaudited financial information for the three months and year ended December 31, 2003 and would be restating its unaudited financial statements for the three and nine months ended September 30, 2003 to revise the financial accounting impact of certain stock option exercises occurring in the last two quarters of 2003. The Company also announced that it would be filing an Amended Form 10-QSB for the quarter ended September 30, 2003 which would include the effect of the restatement on the Company's unaudited financial statements for the applicable periods.

           4. On February 11, 2004, the Registrant furnished a Current Report on Form 8-K reporting information under Items 5 and 7, attaching as an exhibit a press release dated February 11, 2004 announcing that the Board of Directors had approved a 5% stock repurchase program.

           5. On March 15, 2004, the Registrant filed a Current Report on Form 8-K reporting information under Items 4 and 7 announcing that the Registrant's Audit/Compliance Committee determined not to engage BKD, LLP as the Registrant's independent accountants for the fiscal year ending December 31, 2004. A letter from BKD, LLP regarding the disclosure set forth in the Form 8-K is attached as an exhibit to the Form 8-K. In addition, the Registrant announced that the Committee engaged McGladrey & Pullen, LLP as the Registrant's principal accountants for the fiscal year ending December 31, 2004.
_________________

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


      Dated:   May 11, 2004                /s/  George R. Rouse
             -----------------------      ----------------------------
                                           George R. Rouse
                                           President and
                                           Chief Executive Officer



      Dated:   May 11, 2004                /s/  Jane F. Adams
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

                                  Exhibit 11.0

                   Statement re: computation of per share earnings


Earnings per share (unaudited)

Earnings per share (EPS) were computed as follows
(dollar amounts in thousands except share data):

                                                    Three months Ended
                                                      March 31, 2004
                                             -------------------------------
                                                        Weighted
                                                         Average   Per Share
                                              Income      Shares     Amount
                                             -------------------------------
Basic Earnings Per Share

  Income available to common stockholders    $   351     751,970    $  0.47

Effect of Dilutive Securities
  Stock options                                           66,984
  Unearned incentive plan shares                           5,201
                                             -------------------------------
Diluted Earnings Per Share
  Income available to common stockholders
   and assumed conversion                    $   351     824,155    $  0.43
                                             ===============================



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



Date:    May 11, 2004                   /s/ George R. Rouse
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




Date:      May 11, 2004                    /s/ Jane F. Adams
     ---------------------------           -----------------------------
                                           Jane F. Adams
                                           Chief Financial Officer,
                                           Secretary and Treasurer

                                  EXHIBIT 32.0

                          SECTION 1350 CERTIFICATIONS

     In connection with the Quarterly Report of Great American Bancorp, Inc. (the "Company") on Form 10-QSB for the fiscal quarter ended March 31, 2004 as filed with the Securities and Exchange Commission (the "Report"), the undersigned certify, pursuant to 18 U.S.C. 1350, as added by Section 906 of the Sarbanes-Oxley Act of 2002, that:

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



                                       /s/ George R. Rouse
                                       -------------------------------------
                                       George R. Rouse
                                       President and Chief Executive Officer


                                       /s/ Jane F. Adams
                                       -------------------------------------
                                       Jane F. Adams
                                       Chief Financial Officer, Secretary and
                                       Treasurer


                                       Date:    May 11, 2004
                                            --------------------------------