Form 10QSB
period 2004-06-30
GREAT AMERICAN BANCORP INC
filed 2004-08-10
CIK 943064

UNITED STATES
                   SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C. 20549

                              FORM 10-QSB
(Mark One)
[ X ]     QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
          SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended      June 30, 2004
                                ----------------------

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

At July 31, 2004, the Registrant had 735,003 shares of Common Stock outstanding, for ownership purposes, which excludes 1,317,747 shares held as treasury stock.

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

               Condensed Consolidated Statements of Income

               Condensed Consolidated Statements of Cash Flows

               Notes to Unaudited Condensed Consolidated Financial Statements

     Item 2.   Management's Discussion and Analysis or
                Plan of Operation

     Item 3.   Controls and Procedures

PART II -- OTHER INFORMATION

     Item 1.   Legal Proceedings

     Item 2. Changes in Securities and Small Business Issuer Purchases of Equity Securities

     Item 3.   Defaults Upon Senior Securities

     Item 4.   Submission of Matters to a Vote of Security Holders

     Item 5.   Other Information

     Item 6.   Exhibits and Reports on Form 8-K

SIGNATURES

                 Great American Bancorp, Inc. and Subsidiary
                    Condensed Consolidated Balance Sheets
                  As of June 30, 2004 and December 31, 2003
                      (in thousands except share data)

                                            June 30, 2004      Dec. 31, 2003
                                              (unaudited)
-----------------------------------------------------------------------------
ASSETS
Cash and due from banks                     $       4,056      $       4,388
Interest-bearing demand deposits                    5,942              9,674
Federal Home Loan Bank term deposit                20,000             30,000
                                            --------------------------------
     Cash and cash equivalents                     29,998             44,062

Available-for-sale securities                       3,554              4,200
Held-to-maturity securities (fair value of
 $406 and $562)                                       387                532
Loans, net of allowance for loan losses
 of $1,202 and $1,190)                            113,183            100,772
Premises and equipment                              6,111              6,299
Federal Home Loan Bank stock                        1,366              1,324
Other assets                                        2,662              2,261
                                            --------------------------------
     Total assets                           $     157,261      $     159,450
                                            ================================
LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES
 Deposits
  Demand                                    $      13,223      $      13,008
  Savings, NOW and money market                    62,498             59,945
  Time                                             49,350             53,711
                                            --------------------------------
     Total deposits                               125,071            126,664

 Federal Home Loan Bank advances                   13,000             13,000
 Other liabilities                                  2,219              2,150
                                            --------------------------------
    Total liabilities                             140,290            141,814
                                            --------------------------------
Commitments and Contingent Liabilities

                                                                  (continued)

                 Great American Bancorp, Inc. and Subsidiary
              Condensed Consolidated Balance Sheets (Continued)
                  As of June 30, 2004 and December 31, 2003
                      (in thousands except share data)

                                            June 30, 2004      Dec. 31, 2003
                                            (unaudited)
----------------------------------------------------------------------------
STOCKHOLDERS' EQUITY
Preferred stock, $0.01 par value
 Authorized and unissued --
  1,000,000 shares                          $          --      $          --
Common stock, $0.01 par value
 Authorized -- 7,000,000 shares
 Issued -- 2,052,750 shares
 Outstanding: 735,003 and 756,003 shares               21                 21
Additional paid-in-capital                         20,636             20,412
Retained earnings                                  20,966             20,508
Unearned incentive plan shares                        (61)               (63)
Accumulated other comprehensive income (loss)         (45)                20
Treasury stock, at cost, 1,317,747 and
 1,296,747 shares                                 (24,546)           (23,262)
                                            --------------------------------
     Total stockholders' equity                    16,971             17,636
                                            --------------------------------
     Total liabilities and
      stockholders' equity                  $     157,261      $     159,450
                                            ================================


See notes to unaudited condensed consolidated financial statements.

                  Great American Bancorp, Inc. and Subsidiary
                  Condensed Consolidated Statements of Income
                For the Six Months Ended June 30, 2004 and 2003
                  (Unaudited, in thousands except share data)

                                                     2004               2003
----------------------------------------------------------------------------
Interest income
 Loans                                      $       3,519      $       4,252
 Securities                                            94                 34
 Dividends on Federal Home Loan Bank stock             41                 36
 Deposits with financial institutions
  and other                                           154                208
                                            --------------------------------
   Total interest and dividend income               3,808              4,530
                                            --------------------------------
Interest expense
 Deposits                                             793              1,272
 Federal Home Loan Bank advances                      281                304
 Other                                                 11                 13
                                            --------------------------------
   Total interest expense                           1,085              1,589
                                            --------------------------------
   Net interest income                              2,723              2,941
Provision for loan losses                              --                 --
                                            --------------------------------
   Net interest income after
     provision for loan losses                      2,723              2,941
                                            --------------------------------
Noninterest income
 Insurance sales commissions                        1,094                801
 Customer service fees                                263                277
 Other service charges and fees                       119                119
 Net gains on loan sales                               14                552
 Loan servicing fees                                   85                 55
 Other                                                 70                 50
                                             --------------------------------
   Total noninterest income                         1,645              1,854
                                            --------------------------------

                                                                 (continued)

                  Great American Bancorp, Inc. and Subsidiary
            Condensed Consolidated Statements of Income (Continued)
                For the Six Months Ended June 30, 2004 and 2003
                  (Unaudited, in thousands except share data)

                                                     2004               2003
----------------------------------------------------------------------------
Noninterest expense
 Salaries and employee benefits             $       1,978      $       1,853
 Net occupancy expense                                279                283
 Equipment expense                                    319                247
 Professional fees                                    154                127
 Marketing expense                                     86                123
 Printing and office supplies                         138                152
 Directors and committee fees                          69                 73
 Amortization of mortgage servicing rights             47                111
 Other                                                280                333
                                            --------------------------------
   Total noninterest expense                        3,350              3,302
                                            --------------------------------
   Income before income taxes                       1,018              1,493
     Provision for income taxes                       396                585
                                            --------------------------------
   Net income                                         622                908

Other Comprehensive Income
 Change in unrealized depreciation
  on available-for-sale securities,
  net of income tax benefit
  of $45 for 2004                                     (65)                --
                                            --------------------------------
   Total comprehensive income               $         557      $         908
                                            ================================

Per Share Data:

  Earnings
   Basic:
     Net income                             $        0.83      $        1.18
                                            ================================
     Average number of shares                     745,084            772,244
                                            ================================

   Diluted:
     Net income                             $        0.77      $        1.06
                                            ================================
     Average number of shares                     809,025            856,851
                                            ================================

  Dividends                                 $        0.22      $        0.22
                                            ================================


See notes to unaudited condensed consolidated financial statements.

                  Great American Bancorp, Inc. and Subsidiary
                  Condensed Consolidated Statements of Income
               For the Three Months Ended June 30, 2004 and 2003
                  (Unaudited, in thousands except share data)

                                                     2004               2003
----------------------------------------------------------------------------
Interest income
 Loans                                      $       1,804      $       2,044
 Securities                                            44                 15
 Dividends on Federal Home Loan Bank stock             20                 21
 Deposits with financial institutions
  and other                                            71                121
                                            --------------------------------
   Total interest and dividend income               1,939              2,201
                                            --------------------------------
Interest expense
 Deposits                                             383                595
 Federal Home Loan Bank advances                      140                150
 Other                                                  6                  6
                                            --------------------------------
   Total interest expense                             529                751
                                            --------------------------------
   Net interest income                              1,410              1,450
Provision for loan losses                              --                 --
                                            --------------------------------
   Net interest income after
     provision for loan losses                      1,410              1,450
                                            --------------------------------
Noninterest income
 Insurance sales commissions                          423                395
 Customer service fees                                139                151
 Other service charges and fees                        61                 59
 Net gains on loan sales                                2                293
 Loan servicing fees                                   44                 30
 Other                                                 43                 30
                                             --------------------------------
   Total noninterest income                           712                958
                                            --------------------------------

                                                                 (continued)

                  Great American Bancorp, Inc. and Subsidiary
            Condensed Consolidated Statements of Income (Continued)
               For the Three Months Ended June 30, 2004 and 2003
                  (Unaudited, in thousands except share data)

                                                     2004               2003
----------------------------------------------------------------------------
Noninterest expense
 Salaries and employee benefits             $         965      $         945
 Net occupancy expense                                141                142
 Equipment expense                                    171                125
 Professional fees                                     92                 54
 Marketing expense                                     46                 71
 Printing and office supplies                          66                 75
 Directors and committee fees                          35                 36
 Amortization of mortgage servicing rights             22                 66
 Other                                                138                164
                                            --------------------------------
   Total noninterest expense                        1,676              1,678
                                            --------------------------------
   Income before income taxes                         446                730
     Provision for income taxes                       175                287
                                            --------------------------------
   Net income                                         271                443

Other Comprehensive Income
 Change in unrealized depreciation on
  available-for-sale securities, net of
  income tax benefit of $64 for 2004                  (91)                --
                                            --------------------------------
   Total comprehensive income               $         180      $         443
                                            ================================

Per Share Data:

  Earnings
   Basic:
     Net income                             $        0.37      $        0.58
                                            ================================
     Average number of shares                     738,198            764,747
                                            ================================

   Diluted:
     Net income                             $        0.34      $        0.52
                                            ================================
     Average number of shares                     801,194            849,894
                                            ================================

  Dividends                                 $        0.11      $        0.11
                                            ================================


See notes to unaudited condensed consolidated financial statements.

                  Great American Bancorp, Inc. and Subsidiary
                Condensed Consolidated Statements of Cash Flows
                For the Six Months Ended June 30, 2004 and 2003
                           (Unaudited, in thousands)

                                                     2004               2003
----------------------------------------------------------------------------
Operating Activities
Net income                                  $         622      $         908
Items not requiring (providing) cash
 Depreciation                                         255                213
 Amortization of mortgage servicing rights             47                111
 Net gains on loan sales                              (14)              (552)
 Loans originated for sale                           (732)           (22,190)
 Proceeds from loan sales                             742             22,696
 Federal Home Loan Bank stock dividends               (42)               (54)
Changes in:
  Other assets                                       (176)              (276)
  Other liabilities                                    35                387
Other operating activities                             14                (16)
                                            --------------------------------
     Net cash provided by
      operating activities                            751              1,227
                                            --------------------------------
Investing Activities
 Proceeds from maturities of available-
  for-sale securities                                 533                 --
 Proceeds from maturities of held-to-
  maturity securities                                 145                426
 Net change in loans                              (12,419)            16,282
 Purchase of premises and equipment                   (67)              (229)
                                             --------------------------------
     Net cash provided by (used in)
      investing activities                        (11,808)            16,479
                                            --------------------------------

                                                                 (continued)

                   Great American Bancorp, Inc. and Subsidiary
           Condensed Consolidated Statements of Cash Flows (Continued)
                For the Six Months Ended June 30, 2004 and 2003
                            (Unaudited, in thousands)

                                                     2004               2003
----------------------------------------------------------------------------
Financing Activities:
 Net increase in demand deposits,
  money market, NOW and savings accounts    $       2,768      $       5,958
 Net decrease in certificates of deposits          (4,361)            (2,702)
 Repayment of Federal Home Loan Bank advances          --             (1,000)
 Proceeds from stock options exercised                406                249
 Purchase of treasury stock                        (1,690)            (2,135)
 Dividends paid                                      (164)              (175)
 Net increase (decrease) in advances from
  borrowers for taxes and insurance                    34                (54)
                                            --------------------------------
     Net cash provided by (used in)
      financing activities                         (3,007)               141
                                            --------------------------------
Increase (decrease) in Cash
 and Cash Equivalents                             (14,064)            17,847

Cash and Cash Equivalents, Beginning
  of Period                                        44,062             32,334
                                            --------------------------------
Cash and Cash Equivalents, End of
  Period                                    $      29,998      $      50,181
                                            ================================
Supplemental Cash Flows Information

   Interest paid                            $       1,087      $       1,596
   Income taxes paid (net of refunds)                 347                769
   Tax benefit related to stock                       224                 --
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

2.  Statement of Information Furnished

     The accompanying unaudited consolidated financial statements have been prepared in accordance with Form 10-QSB instructions and Item 310(b) of Regulation S-B, and, in the opinion of management, contain all adjustments necessary to present fairly the financial position as of June 30, 2004 and December 31, 2003, the results of operations for the three months and six months ended June 30, 2004 and 2003, and the cash flows for the six months ended June 30, 2004 and 2003. All adjustments to the financial statements were normal and recurring in nature. These results have been determined on the basis of accounting principles generally accepted in the United States of America. Reclassifications of certain amounts in the 2003 financial statements have been made to conform to the 2004 presentation. The results of operations for the three months and six months ended June 30, 2004 are not necessarily indicative of the results to be expected for the entire fiscal year.

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

                               Three Months Ended         Six Months Ended
                             ---------------------     ---------------------
                              June 30,    June 30,      June 30,    June 30,
                                2004        2003          2004        2003
                             ---------------------     ---------------------
                                 (in thousands, except per share data)

Net income as reported       $    271    $     443     $    622    $     908
Less: Total stock-based
 employee compensation
 cost determined under the
 fair value based method,
 net of income taxes               (1)          (1)          (1)          (1)
                             ---------------------     ---------------------
    Pro forma net income     $    270    $     442     $    621    $     907
                             =====================     =====================

Earnings per share:
  Basic - as reported        $   0.37    $    0.58     $   0.83    $    1.18
                             =====================     =====================
  Basic - pro forma          $   0.37    $    0.58     $   0.83    $    1.17
                             =====================     =====================
  Diluted - as reported      $   0.34    $    0.52     $   0.77    $    1.06
                             =====================     =====================
  Diluted - pro forma        $   0.34    $    0.52     $   0.77    $    1.06
                             =====================     =====================


     The Company did not grant additional stock options during the three month or six month periods ended June 30, 2004 and 2003.


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

Financial Condition

     The Company's total assets decreased $2.19 million from $159.45 million at December 31, 2003 to $157.26 million at June 30, 2004. This decline was primarily in cash and cash equivalents. Cash and cash equivalents decreased $14.06 million, from $44.06 million at December 31, 2003 to $30.00 million at June 30, 2004. Cash and cash equivalents declined mainly due to cash used to fund an increase in loans and a decline in total deposits. The Federal Home Loan Bank ("FHLB") term deposit declined $10.00 million from December 31, 2003 to June 30, 2004, comprising the majority of the decrease in cash and cash equivalents. The FHLB short-term time deposit of $20.00 million at June 30, 2004 was a 14-day deposit with a yield of 0.95%.

     Available-for-sale securities and held-to-maturity securities declined $646,000 and $145,000, respectively, from December 31, 2003 to June 30, 2004. Available-for-sale securities, which are all mortgage-backed securities, decreased due to repayments totaling $533,000, premium amortization of $3,000, and depreciation in market value of $110,000. Held-to-maturity securities, which are also mortgage-backed securities, decreased due to repayments totaling $145,000.

    Total loans increased from $100.77 million at December 31, 2003 to $113.18 million at June 30, 2004, mainly due to growth in one-to-four-family residential mortgage loans, commercial mortgage loans, and construction loans.

     The following schedule shows the balances by loan category at June 30, 2004 compared to December 31, 2003 balances, along with the change and percentage change:

                               Balance        Balance
                               June 30,     December 31,           Percentage
                                 2004          2003       Change     Change
----------------------------------------------------------------------------
                                  (dollar amounts in thousands)
One-to-four-family
 mortgage loans               $  54,490    $  44,305     $ 10,185     23.0%
Multi-family mortgage loans      18,739       18,347          392      2.1
Commercial mortgage loans        11,891       10,749        1,142     10.6
Construction loans                3,577        2,125        1,452     68.3
----------------------------------------------------------------------------
  Total real estate loans        88,697       75,526       13,171     17.4
Commercial loans                 10,839       12,022       (1,183)    (9.8)
Consumer loans                   14,849       14,414          435      3.0
----------------------------------------------------------------------------
  Total loans                   114,385      101,962       12,423     12.2
Allowance for loan losses        (1,202)      (1,190)         (12)     1.0
----------------------------------------------------------------------------
  Total loans, net            $ 113,183    $ 100,772     $ 12,411     12.3%
============================================================================

     One-to-four-family mortgage loans increased $10.19 million due primarily to the Company maintaining the majority of new home loans in the loan portfolio rather than selling loans to the secondary market. During the six months ended June 30, 2004, the Company did sell $732,000 in one-to-four-family home mortgage loans to the Federal National Mortgage Association ("FNMA"). These loans were sold according to a management strategy implemented during the first quarter of 2004 to sell lower rate 30-year fixed rate home mortgage loans.

     Commercial mortgage loans increased $1.14 million from December 31, 2003 due mainly to one loan totaling $1,500,000. The Company reclassified $593,000 of this loan from commercial loans to commercial mortgage loans during the second quarter of 2004 due to obtaining additional collateral, and advanced an additional $907,000 to the borrower. Construction loans increased $1.45 million from December 31, 2003 due partly to $826,000 in construction funds advanced to one commercial borrower. The remainder of the increase in construction loans was for single-family home construction.

     Commercial loans declined $1.18 million from December 31, 2003 partly due to the $593,000 loan that was reclassified from commercial loans to commercial mortgage loans during the second quarter of 2004. An additional $305,000 of the decline in commercial loans was due to payments received on a line of credit to one borrower.

     Total deposits decreased $1.59 million from $126.66 million at December 31, 2003 to $125.07 million at June 30, 2004. Time deposits declined by $4.36 million, while noninterest bearing demand accounts increased $215,000 and savings, NOW and money market deposits grew by $2.55 million during the first six months of 2004. The growth in savings, NOW and money market accounts was partly due to customers transferring matured certificates of deposit into short-term, interest-bearing demand accounts in anticipation of a rise in market interest rates. The growth in savings, NOW and money market accounts was also due to seasonal fluctuations in these accounts. The decline in time deposits was mainly in certificates of deposit maturing in two to three years.

     The following table summarizes the balances of deposits at June 30, 2004 and December 31, 2003, the change in the balances and the percentage change:

                               Balance        Balance
                               June 30,     December 31,           Percentage
                                 2004          2003       Change     Change
-----------------------------------------------------------------------------
                                  (dollar amounts in thousands)
Noninterest bearing
 checking accounts            $  13,223    $  13,008     $    215       1.7 %

Interest bearing:
 NOW accounts                    22,852       22,210          642       2.9
 IMMA accounts                   19,129       18,991          138       0.7
 Savings accounts                20,517       18,744        1,773       9.5
 Certificates of deposit         49,350       53,711       (4,361)     (8.1)
-----------------------------------------------------------------------------
  Total interest
   bearing deposits             111,848      113,656       (1,808)     (1.6)
-----------------------------------------------------------------------------
  Total deposits              $ 125,071    $ 126,664     $ (1,593)     (1.3)%
=============================================================================

     FHLB advances totaled $13.00 million at both June 30, 2004 and December 31, 2003. The following schedule presents FHLB advances at June 30, 2004, by maturity date (dollar amounts in thousands):

    Date                   Fixed                        First or
     of        Interest      or         Maturity        Next Call
   Advance       Rate     Variable        Date            Date         Amount
-----------------------------------------------------------------------------
October   1998   4.30      Fixed     October   2008   July      2004  $ 5,000
January   2001   4.55      Fixed     January   2011   July      2004    5,000
September 2001   3.80      Fixed     September 2011   September 2004    3,000
                                                                      -------
                                                                      $13,000
                                                                      =======

     The $10.00 million in advances callable in July 2004 were not called. Both of these advances are callable quarterly. The $3.00 million advance has only a one-time call date in September 2004.

     Total stockholders' equity decreased $665,000, from $17.64 million at December 31, 2003 to $16.97 million at June 30, 2004. Book value per outstanding voting share decreased from $23.33 at December 31, 2003 to $23.09 at June 30, 2004.

     The decrease in stockholders' equity is summarized as follows (in thousands):

   Stockholders' equity, December 31, 2003            $   17,636
   Net income                                                622
   Purchase of treasury stock                             (1,690)
   Stock options exercised                                   406
   Tax benefit related to stock options exercised            224
   Dividends declared                                       (164)
   Change in unrealized net gain (loss) on
    available-for-sale securities                            (65)
   Incentive plan shares allocated                             2
                                                          ------
   Stockholders' equity, March 31, 2004               $   16,971
                                                          ======

     In July 2003, the Company announced a 5% common stock repurchase program totaling 38,187 shares. This repurchase program completed in April 2004 at an average price of $34.53. In February 2004, the Company announced an additional 5% stock repurchase program totaling 37,555 shares. As of July 31, 2004, 29,434 shares had been repurchased under this program at an average price of $33.11. All repurchased shares will be held as treasury shares to be used for issuing stock under stock option agreements and for general corporate purposes. (See Part II, Item 2. Changes in Securities and Small Business Issuer Purchases of Equity Securities for additional disclosures relating to stock repurchase programs).

Results of Operations

Comparison of Six Month Periods Ended June 30, 2004 and 2003

     Net income totaled $622,000 for the six months ended June 30, 2004 compared to $908,000 for the six months ended June 30, 2003, a decrease of $286,000, or 31.5%. Basic earnings per share were $0.83 for the six months ended June 30, 2004, compared to $1.18 for the six months ended June 30, 2003. Diluted earnings per share were $0.77 for the six months ended June 30, 2004 compared to $1.06 for the same period in 2003. Net income decreased in 2004 primarily due to reductions in both net interest income and noninterest income and an increase in noninterest expense, offset by lower income tax expense.

     Net interest income decreased $218,000, or 7.4%, from $2,941,000 for the six months ended June 30, 2003 to $2,723,000 for the same period in 2004. Interest income declined $722,000, or 15.9%, from $4,530,000 for the six months ended June 30, 2003 to $3,808,000 for the first six months of 2004. Interest expense decreased $504,000, or 31.7%, from $1,589,000 in 2003 to $1,085,000 in 2004.

     Interest income from loans was $3,519,000 for the first six months of 2004, $733,000, or 17.2%, less than the $4,252,000 recorded for the first six months of 2003. Interest income from loans declined mainly as a result of a decrease in the average balance of total net loans from a year ago and a reduction in loan yields. Total net loans averaged $105.19 million during the six months ended June 30, 2004, a decrease of $10.37 million from the average of total net loans during the first six months of 2003.

     The following schedule compares average total loan balances by major categories for the first six months of fiscal 2004 to the same period in 2003:
                                 Average     Average
                                 Balance     Balance              Percentage
                                  2004        2003       Change     Change
----------------------------------------------------------------------------
                                  (dollar amounts in thousands)
One-to-four-family
  mortgage loans                $ 48,571    $ 53,668   $ (5,097)     (9.5)%
Multi-family mortgage loans       17,826      19,777     (1,951)     (9.9)
Commercial mortgage loans         10,463      16,470     (6,007)    (36.5)
Construction loans                 3,341       2,126      1,215      57.2
----------------------------------------------------------------------------
  Total real estate loans         80,201      92,041    (11,840)    (12.9)
Commercial loans                  11,342      10,211      1,131      11.1
Consumer loans                    14,835      14,488        347       2.4
----------------------------------------------------------------------------
  Total loans                    106,378     116,740    (10,362)     (8.9)
Allowance for loan losses         (1,193)     (1,189)        (4)      0.3
----------------------------------------------------------------------------
  Total loans, net              $105,185    $115,551   $(10,366)     (9.0)%
============================================================================

     The average balance of total one-to-four-family residential mortgage loans declined from the level maintained during the first six months of 2003 primarily due to the Company selling the majority of new and refinanced one-to-four-family residential mortgage loans during 2003. The Company originated and sold $30.83 million in home mortgage loans during 2003. The average balance of total one-to-four-family loans serviced for others increased $6.37 million, from $36.50 million for the six months ended June 30, 2003 to $42.87 million for the six months ended June 30, 2004. The Company maintains the servicing for all sold loans.

     The $1.95 million decrease in the average total balance of multi-family mortgage loans is due mainly to the sale during 2003 of $1.51 million in loans to one borrower that were held by the holding company and the payoff of one large loan totaling $415,000 in early January 2004. The $6.01 million decrease in commercial mortgage loans is mainly due to three large payoffs totaling $3.58 million in the second and third quarters of 2003 and several smaller loan payoffs in December 2003, January 2004 and March 2004. Average total commercial loans increased $1.13 million in the first six months of 2004 compared to the first six months of 2003, due mainly to one large loan originated in August 2003 and several smaller commercial loans originated in late 2003 and in 2004.

     Interest income from loans also declined in 2004 due to lower average yields, mainly the result of declining interest rates during 2003. The prime rate, the rate used by financial institutions in establishing the majority of commercial, commercial mortgage, and multi-family loan offering rates, declined on June 30, 2003 from 4.25% to 4.00%. The prime rate remained at 4.00% during the last six months of 2003 and during the first six months of 2004. The prime rate did increase to 4.25% on July 1, 2004. The average yield on the Company's net loans decreased from 7.42% for the first six months of 2003 to 6.73% for the first six months of 2004.

     Interest income from securities increased from $34,000 for the six months ended June 30, 2003 to $94,000 for the same period in 2004, due primarily to the purchase of adjustable-rate mortgage-backed securities in November 2003 totaling $4.19 million. The average balance of total securities was $4.45 million for the six months ended June 30, 2004 compared to $1.07 million for the first six months of 2003. The average yield on securities was 4.25% for the six months ended June 30, 2004, down from 6.42% for the same period in 2003.

     Interest income from deposits with financial institutions and other decreased $54,000, from $208,000 for the six months ended June 30, 2003 to $154,000 for the six months ended June 30, 2004. This decrease occurred as a result of smaller balances on deposit and a reduction in the average yield. The average balance of total deposits with financial institutions and other decreased from $36.60 million for the first six months of 2003 to $33.80 million for the same period in 2004. The average yield on deposits with financial institutions and other decreased from 1.15% for the six months ended June 30, 2003 to 0.92% for the six months ended June 30, 2004. The majority of these deposits are overnight funds or short-term deposits with the FHLB, which were affected by a decline in short-term market interest rates during the latter half of 2003 and in 2004.

     Interest expense decreased by $504,000, or 31.7%, from $1,589,000 for the six months ended June 30, 2003 to $1,085,000 for the same period in 2004, mainly interest expense on deposits. Interest expense on deposits declined $479,000, or 37.7%, from $1,272,000 for the six months ended June 30, 2003 to $793,000 for the six months ended June 30, 2004. Interest expense on interest-bearing demand deposits decreased $148,000, or 49.2%, from $301,000 for the first six months of 2003 to $153,000 for the first six months of 2004. Interest expense on certificates of deposit declined $331,000, or 34.1%, from $971,000 for the six months ended June 30, 2003 to $640,000 for the six months ended June 30, 2004.

     Interest expense on interest-bearing demand and savings deposits declined mainly as a result of the Company lowering deposit rates during the latter half of 2003. The average balance of total interest-bearing demand and savings deposits increased only slightly from $61.57 million for the six months ended June 30, 2003 to $61.85 million for the six months ended June 30, 2004. The average rate on interest-bearing demand and savings deposits decreased from 0.99% for the six months ended June 30, 2003 to 0.50% for the six months ended June 30, 2004.

     Interest expense on certificates of deposits decreased due to a decline in the balance of total average certificates and a reduction in the average rate. Average total certificates of deposit declined $8.80 million, from $59.99 million in the first six months of 2003 to $51.19 million in the first six months of 2004. The decline in average certificates of deposit was primarily in the one-year to two-year maturity categories. Because of the decline in market interest rates during 2003, the Company lowered offering rates for new and renewing certificates during the latter half of 2003. As a result, many customers moved maturing certificates to shorter-term certificates or into demand or savings accounts. The average rate on certificates of deposit declined from 3.26% for the six months ended June 30, 2003 to 2.51% for the same period in 2004.

     Interest expense on FHLB advances was $281,000 for the six months ended June 30, 2004 compared to $304,000 for the same period in 2003. Interest expense on FHLB advances declined in 2004 due to the maturity of advances in March and September, 2003. The average balance of total FHLB advances was $13.00 million for the first six months of 2004 compared to $14.39 million for the same period in 2003. The average rate on FHLB advances increased from 4.26% for the six months ended June 30, 2003 to 4.35% for the six months ended June 30, 2004.

     Net interest income as a percent of interest earning assets was 3.78% for the six months ended June 30, 2004 versus 3.84% for the same period in 2003. The spread between the yield on interest-earning assets and the rate on interest bearing liabilities was 3.57% and 3.56% for the six months ended June 30, 2004 and 2003, respectively.

     The Company recorded no provision for loan losses during either of the six month periods ended June 30, 2004 and 2003. Management's analyses of the allowance for loan losses during these periods determined that no additional allocation to the allowance was warranted, primarily due to the low level of non-performing loans during both periods and a decrease in commercial loans. Management assesses the adequacy of the allowance for loan losses based on evaluating known and inherent risks in the loan portfolio and upon management's continuing analysis of the factors underlying the quality of the loan portfolio. While management believes that, based on information currently available, the allowance for loan losses is sufficient to cover losses inherent in its loan portfolio at this time, no assurance can be given that the level of the allowance for loan losses will be sufficient to cover future probable loan losses incurred by the Company or that future adjustments to the allowance for loan losses will not be necessary if economic and other conditions differ substantially from the economic and other conditions used by management to determine the current level of the allowance for loan losses. Management may in the future increase the level of the allowance for loan losses as a percentage of total loans and non-performing loans in the event it increases the level of commercial real estate, multifamily, or consumer lending as a percentage of its total loan portfolio. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the allowance for loan losses. Such agencies may require the Company to provide additions to the allowance based upon judgements different from management.

     During the six months ended June 30, 2004, the Company had no loans charged-off and collected $12,000 in payments for loans previously charged-off. For the six months ended June 30, 2003, the Company had $3,000 in loans charged-off and collected $2,000 in recoveries.

     Non-performing loans, which are loans past due 90 days or more and non-accruing loans, totaled $62,000 at June 30, 2004, compared to $19,000 at June 30, 2003. Non-performing loans at June 30, 2004 consisted of one residential mortgage loan totaling $32,000 and four consumer loans totaling $30,000. These loans were past due 90 days or more at June 30, 2004, with two consumer loans totaling $3,000 in non-accrual status. Non-performing loans at June 30, 2003 consisted of one residential mortgage loan totaling $12,000 and two consumer loans totaling $7,000. All of the loans were past due 90 days or more at June 30, 2003, with one of the consumer loans totaling $5,000 in non-accrual status. The Company stops accruing interest on loans, including past due loans, at such time that the ultimate collection of all principal and interest becomes doubtful. The ratio of the Company's allowance for loan losses to total loans was 1.05% at June 30, 2004 and 1.11% at June 30, 2003.

     Noninterest income totaled $1,645,000 for the six months ended June 30, 2004, compared to $1,854,000 for the same period in 2003, decreasing $209,000, or 11.3%. This decrease was primarily due to a reduction in net gains on loan sales, offset by an increase in insurance sales commissions. Total net gains on loan sales totaled $14,000 for the first six months of 2004 compared to $552,000 for the first six months of 2003. The Company sold $732,000 in loans during the six months ended June 30, 2004 compared to $22.19 million in loan sales for the first six months of 2003. The Company sold loans in 2003 mainly in order to reduce interest rate risk due to the decline in home mortgage rates. In October 2003, the Company suspended this strategy which management had implemented in July 2001. The mortgage loans sold in 2004 were sold according to a management strategy implemented in the first quarter of 2004 to sell lower rate 30-year fixed-rate home mortgage loans. Insurance sales commissions increased $293,000, or 36.6%, from $801,000 in 2003 to $1,094,000 in 2004. This increase was mainly due to growth in new commercial and group life and health insurance customers and an increase in contingent commissions which are commissions paid by an insurance company based on the overall profit and/or volume of business placed with that insurance company.

     Noninterest expense was $3,350,000 for the six months ended June 30, 2004, $48,000 or 1.5% higher than the $3,302,000 recorded for the first six months of 2003. Noninterest expense was higher in 2004 mainly due to increases in salaries and employee benefits expense, equipment expense, and professional fees, offset by reductions in marketing expense, amortization of mortgage servicing rights and other expenses. Salaries and employee benefits expense increased $125,000, or 6.8%, from $1,853,000 for the six months ended June 30, 2003 to $1,978,000 for the first six months of 2004, due primarily to normal salary raises and higher commissions earned by producers at the Agency. Equipment expenses were $72,000 higher in 2004, due mainly to depreciation and maintenance expense related to new computers, item processing software and hardware, a new phone system, and internet banking installed in the latter half of 2003. Professional fees increased by $27,000 from 2003 to 2004, mainly legal and audit fees. Marketing expense was $37,000 lower in 2004 due mainly to the costs of implementing a new web site for local area youth sports in 2003. Amortization of mortgage servicing rights decreased by $64,000, from $111,000 in 2003 to $47,000 in 2004, mainly due to a significant number of sold loans being paid off in the first and second quarters of 2003. The remaining unamortized portion of mortgage servicing rights recorded for a loan is immediately amortized at the time a loan is paid off. Other expenses were $53,000 lower in 2004, mainly due to decreases in charitable contributions, check losses, and travel and meeting expenses.

     Total income taxes were $396,000 for the six months ended June 30, 2004 and $585,000 for the same period in 2003. The effective tax rates for the six months ended June 30, 2004 and 2003 were 38.9% and 39.2% respectively.

Comparison of Three Month Periods Ended June 30, 2004 and 2003

     Net income for the three months ended June 30, 2004 was $271,000, a decrease of $172,000, or 38.8%, from the $443,000 recorded for the three months ended June 30, 2003. Basic earnings per share decreased $0.21, from $0.58 for the three months ended June 30, 2003 to $0.37 for the same period in 2004, while diluted earnings per share decreased $0.18, from $0.52 for 2003 to $0.34 in 2004.

     Net income for the second quarter of 2004 was lower than net income for the second quarter of 2003 mainly due to reductions in net interest income and noninterest income, offset by a decrease in income tax expense. Noninterest expense was slightly lower in 2004 compared to 2003.

     Net interest income was $1,410,000 for the quarter ended June 30, 2004 compared to $1,450,000 for the quarter ended June 30, 2003, a decrease of $40,000, or 2.8%. Because of the decline in market interest rates during the second half of 2003, both interest income and interest expense were lower in the second quarter of 2004 compared to the second quarter in 2003; however, the decline in interest income was greater.

     Interest income decreased $262,000, or 11.9%, from $2,201,000 for the quarter ended June 30, 2003 to $1,939,000 for the second quarter of 2004, primarily due to a reduction in interest income from loans. Interest income from loans decreased $240,000, or 11.7%, from $2,044,000 for the quarter ended June 30, 2003 to $1,804,000 for the same quarter in 2004 due primarily to declines in both average outstanding loans and the average yield on net loans. Total average outstanding net loans declined from $111.65 million for the quarter ended June 30, 2003 to $108.58 million for the quarter ended June 30, 2004, a decline of $3.07 million, or 2.7%. This decrease occurred primarily as a result of the Company selling the majority of new and refinanced home mortgage loans to FNMA during 2003. The average yield on net loans decreased from 7.34% for the second quarter of 2003 to 6.68% for the second quarter of 2004.

     Interest income on investment securities increased from $15,000 for the three months ended June 30, 2003 to $44,000 for the same period in 2004, due to mortgage-backed securities purchased in November 2003. Average total investments for the second quarter of 2004 were $4.25 million, compared to $967,000 for the second quarter of 2003. The average yield on investment securities for the three months ended June 30, 2004 was 4.16%, while the average yield was 6.22% for the same period in 2003.

     Interest income on deposits with financial institutions and other was $71,000 for the quarter ended June 30, 2004 compared to $121,000 for the quarter ended June 30, 2003. The average balance of deposits with banks and other was $30.56 million for the quarter ended June 30, 2004 versus $40.92 million for the same quarter in 2003. This decrease was primarily in interest-bearing demand deposits, which were used to fund loan growth and a decline in customers' deposits. The average yield on deposits with financial institutions and other was 0.93% for the quarter ended June 30, 2004 compared to 1.19% for the quarter ended June 30, 2003.

     Interest expense decreased $222,000, or 29.6%, from $751,000 for the three months ended June 30, 2003 to $529,000 for the same period in 2004. This decrease was mainly due to a decline in the balance of certificates of deposit and a decrease in the average rate paid on interest-bearing deposits. The average balance of total certificates of deposit declined $8.42 million, from $58.51 million for the second quarter of 2003 to $50.09 million for the second quarter of 2004. The majority of the decrease in certificates of deposit occurred in one-year to two-year certificates. The average balance of total interest-bearing demand deposits also declined, from $63.41 million for the quarter ended June 30, 2003 to $62.63 million for the same quarter in 2004, a decline of $780,000. The average rate on interest-bearing deposits declined from 1.96% for the quarter ended June 30, 2003 to 1.37% for the quarter ended June 30, 2004. This decline was due to the decrease in market interest rates during the latter half of 2003.

     Interest expense on FHLB advances decreased $10,000, from $150,000 for the three months ended June 30, 2003 to $140,000 for the same period in 2004, due to a decline in total outstanding advances. The average total balance of FHLB advances decreased from $14.00 million for the second quarter of 2003 to $13.00 million for the second quarter of 2004. The average rate on FHLB advances was relatively unchanged: 4.33% for the three months ended June 30, 2004, compared to 4.30% for the three months ended June 30, 2003.

     Net interest income as a percent of interest earning assets was 3.92% for the three months ended June 30, 2004 versus 3.76% for the same period in 2003. The spread between the yield on interest earning assets and the rate on interest bearing liabilities was 3.71% and 3.49% for the three months ended June 30, 2004 and 2003, respectively.

     The Company recorded no provision for loan losses for the three months ended June 30, 2004 and the three months ended June 30, 2003. Management's analyses of the allowance for loan losses during each of these quarters determined that no additional allocation to the allowance was warranted for the period.

     Noninterest income decreased $246,000, or 25.7%, from $958,000 for the quarter ended June 30, 2003 to $712,000 for the three months ended June 30, 2004. This decrease was mainly due to lower net gains from loan sales. During the second quarter of 2004, the Company sold one 30-year fixed rate residential loan totaling $83,000, recording a net gain of $2,000. The Company sold $13.39 million in fixed rate one-to-four-family residential mortgage loans during the second quarter of 2003, recording net gains of $293,000.

     Noninterest expense was $1,676,000 for the three months ended June 30, 2004, slightly lower than the $1,678,000 recorded for the same period in 2003. Salary and employee benefits expense was $20,000 higher in 2004, due to normal salary raises and an increase in health insurance premiums. Equipment expense was $46,000 higher in 2004 due to higher depreciation and maintenance for new computers, item processing equipment and software, and internet banking installed in the latter half of 2003. Professional fees were $38,000 higher in 2004, mainly legal fees. Amortization of mortgage servicing rights was $44,000 lower in 2004 due to a significant amount of sold loans being paid off in the second quarter of 2003. Marketing expenses were $25,000 lower in 2004 due primarily to the costs incurred in 2003 related to the new web site for area youth sports. Other expenses were $26,000 lower in 2004 due to decreases in check losses and charitable contributions.

     Total income tax expense for the three months ended June 30, 2004 was $175,000, compared to $287,000 recorded for the same period in 2003, a decrease of $112,000, or 39.0%. The effective tax rates for the three months ended June 30, 2004 and 2003 were 39.2% and 39.3%, respectively.




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


                         Six Months Ended June 30, 2004
                           (unaudited, in thousands)

                   Banking     Insurance
                   Services    Services     Company    Eliminations     Total
-----------------------------------------------------------------------------
Interest income   $   3,808    $   --      $  3,808      $    --     $  3,808
Interest expense      1,085        --         1,085           --        1,085
Noninterest income      592     1,095         1,687          (42)       1,645
Noninterest expense   2,667       725         3,392          (42)       3,350
Net income              396       226           622           --          622
Total assets        157,733     1,801       159,534       (2,273)     157,261


                         Six Months Ended June 30, 2003
                           (unaudited, in thousands)

                   Banking     Insurance
                   Services    Services     Company    Eliminations     Total
-----------------------------------------------------------------------------
Interest income   $   4,530    $   --      $  4,530      $    --     $  4,530
Interest expense      1,589        --         1,589           --        1,589
Noninterest income    1,084       805         1,889          (35)       1,854
Noninterest expense   2,693       644         3,337          (35)       3,302
Net income              809        99           908           --          908
Total assets        168,952     1,833       170,785       (2,097)     168,688


                       Three Months Ended June 30, 2004
                           (unaudited, in thousands)

                   Banking     Insurance
                   Services    Services     Company    Eliminations     Total
-----------------------------------------------------------------------------
Interest income   $   1,939    $   --      $  1,939      $    --     $  1,939
Interest expense        529        --           529           --          529
Noninterest income      309       424           733          (21)         712
Noninterest expense   1,359       338         1,697          (21)       1,676
Net income              220        51           271           --          271


                       Three Months Ended June 30, 2003
                           (unaudited, in thousands)

                   Banking     Insurance
                   Services    Services     Company    Eliminations     Total
-----------------------------------------------------------------------------

Interest income   $   2,201    $   --      $  2,201      $    --     $  2,201
Interest expense        751        --           751           --          751
Noninterest income      581       396           977          (19)         958
Noninterest expense   1,369       328         1,697          (19)       1,678
Net income              404        39           443           --          443


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

     Mortgage Servicing Rights - Mortgage servicing rights ("MSRs") associated with loans originated and sold, where servicing is retained, are capitalized and included in the consolidated balance sheet. The value of the capitalized servicing rights represents the present value of the future servicing fees arising from the right to service loans in the portfolio. Critical accounting policies for MSRs relate to the initial valuation and subsequent impairment tests. The methodology used to determine the valuation of MSRs requires the development and use of a number of estimates, including anticipated principal amortization and prepayments of that principal balance. Events that may significantly affect the estimates used are changes in interest rates, mortgage loan prepayment speeds and the payment performance of the underlying loans. The carrying value of the MSRs is periodically reviewed for impairment based on a determination of fair value. For purposes of measuring impairment, the servicing rights are compared to a valuation prepared based on a discounted cash flow methodology, utilizing current prepayment speeds and discount rates. Impairment, if any, is recognized through a valuation allowance and is recorded as amortization of intangible assets. As of June 30, 2004 and December 31, 2003, mortgage servicing rights had carrying values of $109,000 and $151,000, respectively.

     Postretirement Benefit Obligation - Management obtains an independent actuarial calculation to estimate the postretirement benefit obligation. The calculation is largely dependent on estimates relating to future health care cost trends and the number of employees that will retire and be eligible for benefits under the plan. The total amount of contributions paid for the six months ended June 30, 2004 and 2003 were $108 and $7,094. The amount of contributions paid for 2004 included credits totaling $7,538 for adjustments to prior years' billings for two retirees. The net periodic benefit cost recognized for the six months and three months ended June 30, 2004 and 2003 is as follows:


                                 For the Three              For the Six
                                 Months Ended               Months Ended
                             ---------------------      ---------------------
                             June 30,     June 30,      June 30,     June 30,
                               2004         2003          2004         2003
                             ---------------------      ---------------------
                                             (in thousands)

Service cost                 $    8      $     5        $   17      $    10
Interest cost                     7            6            14           11
Amortization of
 prior service cost               2            2             3            4
Amortization of (gain) loss       1           --             2           --
                             ---------------------      ---------------------
  Total net periodic
    benefit cost             $   18      $    13        $   36      $    25
                             =====================      =====================

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

     A review of the Condensed Consolidated Statements of Cash Flows included in the accompanying financial statements shows that the Company's cash and cash equivalents ("cash") decreased $14.06 million from December 31, 2003 to June 30, 2004, compared to an increase of $17.85 million for the six months ended June 30, 2003. During the six months ended June 30, 2004, cash was primarily provided from earnings, proceeds from sales of one-to-four-family residential mortgage loans, proceeds from maturities of securities and an increase in demand, money market, NOW and savings accounts. During this period, cash was primarily used to fund the origination of loans, a decrease in certificates of deposit, and to purchase treasury stock.

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

     The Company's primary investment activity during the six months ended June 30, 2004 was the origination of loans. During the six months ended June 30, 2004 and 2003, the Company disbursed funds for mortgage loans (not including refinanced mortgage loans) in the amounts of $24.41 million and $13.54 million, respectively, commercial loans in the amounts of $6.66 million and $4.98 million, respectively, and consumer loans in the amounts of $3.53 million and $7.22 million, respectively.

     As of June 30, 2004, the Company had outstanding commitments (including undisbursed loan proceeds) of $6.41 million. The Company anticipates it will have sufficient funds available to meet its current loan origination commitments. Certificates of deposit, which are scheduled to mature in one year or less from June 30, 2004, totaled $37.30 million. Management believes a significant portion of such deposits will remain with the Company.

     At June 30, 2004, the Bank exceeded all of its regulatory capital requirements with tangible capital and core capital both at $11.99 million or 7.87% of total adjusted tangible assets, core capital at $11.99 million or 7.87% of adjusted total assets, and risk-based capital at $13.07 million or 15.13% of total risk-weighted assets. The required ratios are 1.5% for tangible capital to tangible assets, 2% for core capital to total adjusted tangible assets, 4.0% for core capital to adjusted total assets and 8.0% for risk-based capital to risk-weighted assets.

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

   Item 2. Changes in Securities and Small Business Issuer Purchases of Equity Securities

       The following schedule discloses common stock repurchased by the Company during the three months ended June 30, 2004:


                                              Total Number       Maximum
                                             of Shares (or     Number (or
                                                 Units)        Approximate
                                              Purchased as   Dollar Value) of
                                                Part of     Shares (or Units)
                   Total Number     Average    	Publicly     that May Yet Be
	             of Shares (or  Price Paid   Announced     Purchased Under
                      Units)       per Share    Plans or       the Plans or
   Period            Purchased     (or Unit)    Programs         Programs
-----------------------------------------------------------------------------
April 2004            15,000 (a)    $34.55       15,000           28,121 (b)
May 2004              20,000 (c)    $32.43       20,000            8,121 (d)
June 2004                 --            --           --            8,121 (d)
-----------------------------------------------------------------------------
Total                 35,000        $33.34       35,000            8,121
=============================================================================

(a) Includes 5,566 shares purchased pursuant to a stock repurchase program announced on July 15, 2003 ("2003 Program") and 9,434 shares purchased pursuant to a stock repurchase program announced on February 11, 2004 ("2004 Program"). The purchase of the 5,566 shares completed the 2003 Program. The 2004 Program is for a total of 37,555 shares which is equal to 5% of the outstanding common shares on the date the 2004 Program was announced. All common stock repurchased under both the 2003 Program and the 2004 Program was purchased in open-market transactions. There is no expiration date for the 2004 Program.
(b)  Includes 28,121 shares to be repurchased under the 2004 Program.
(c)  Repurchased under the 2004 Program.
(d)  Includes 8,121 shares to be repurchased under the 2004 Program.

   Item 3.  Defaults Upon Senior Securities

       None

   Item 4.  Submission of Matters to a Vote of Security Holders

               At the annual meeting of stockholders held on April 27, 2004, the Company's stockholders approved the following items:

               1.  Elected Ronald E. Guenther to a three-year term as
                   director:
                                                                   Broker
                              For             Withheld            Non-Votes
                             -----            --------            ---------
               Number       710,244            14,815                 0
               Percent       98.0%              2.0%                  0%

               2.  Elected George R. Rouse to a three-year term as director:

                                                                   Broker
                              For             Withheld            Non-Votes
                             -----            --------            ---------
               Number       712,044            13,015                 0
               Percent       98.2%              1.8%                  0%


               3. Approved the appointment of McGladrey & Pullen, LLP, as independent auditors of Great American Bancorp, Inc., for the fiscal year ending December 31, 2004:
                                                                     Broker
                              For         Against      Abstain     Non-Votes
                             -----        -------      -------     ---------
               Number       708,364       14,005        2,690         0
               Percent       97.7%         1.9%          0.4%         0%


               The following directors held terms of office which continued after the meeting:

                            Mr. Clinton C. Atkins
                            Mr. Ronald L. Kiddoo
                            Mr. Jack B. Troxell


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

         3.2   By-laws of Great American Bancorp, Inc.*

        11.0   Statement re: computation of per share earnings

        31.1   Rule 13a-14(a)/15d-14(a) Chief Executive Officer Certification

        31.2   Rule 13a-14(a)/15d-14(a) Chief Financial Officer Certification

        32.0   Section 1350 Certifications

       b.  Reports on Form 8-K

           1. On April 13, 2004, the Registrant furnished a Current Report on Form 8-K reporting information under Items 7 and 12, attaching as an exhibit a press release dated April 13, 2004, relating to the Registrant's unaudited results for the quarter ended March 31, 2004.

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


      Dated:   August 10, 2004             /s/  George R. Rouse
             -----------------------      ----------------------------
                                           George R. Rouse
                                           President and
                                           Chief Executive Officer



      Dated:   August 10, 2004             /s/  Jane F. Adams
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

                                  Exhibit 11.0

                   Statement re: computation of per share earnings


Earnings per share (unaudited)

Earnings per share (EPS) were computed as follows
(dollar amounts in thousands except share data):

                                                     Six months Ended
                                                       June 30, 2004
                                             -------------------------------
                                                        Weighted
                                                         Average   Per Share
                                              Income      Shares     Amount
                                             -------------------------------
Basic Earnings Per Share

  Income available to common stockholders    $   622     745,084    $  0.83

Effect of Dilutive Securities
  Stock options                                           58,794
  Unearned incentive plan shares                           5,147
                                             -------------------------------
Diluted Earnings Per Share
  Income available to common stockholders
   and assumed conversion                    $   622     809,025    $  0.77
                                             ===============================


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
                                             ===============================



                                                    Three months Ended
                                                       June 30, 2004
                                             -------------------------------
                                                        Weighted
                                                         Average   Per Share
                                              Income      Shares     Amount
                                             -------------------------------
Basic Earnings Per Share

  Income available to common stockholders    $   271     738,198    $  0.37

Effect of Dilutive Securities
  Stock options                                           57,888
  Unearned incentive plan shares                           5,108
                                             -------------------------------
Diluted Earnings Per Share
  Income available to common stockholders
   and assumed conversion                    $   271     801,194    $  0.34
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



Date:    August 10, 2004                /s/ George R. Rouse
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




Date:      August 10, 2004                 /s/ Jane F. Adams
     ---------------------------           -----------------------------
                                           Jane F. Adams
                                           Chief Financial Officer,
                                           Secretary and Treasurer

                                  EXHIBIT 32.0

                          SECTION 1350 CERTIFICATIONS

     In connection with the Quarterly Report of Great American Bancorp, Inc. (the "Company") on Form 10-QSB for the fiscal quarter ended June 30, 2004 as filed with the Securities and Exchange Commission (the "Report"), the undersigned certify, pursuant to 18 U.S.C. 1350, as added by Section 906 of the Sarbanes-Oxley Act of 2002, that:

     (1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

     (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company as of and for the periods covered by the Report.



                                       /s/ George R. Rouse
                                       -------------------------------------
                                       George R. Rouse
                                       President and Chief Executive Officer


                                       /s/ Jane F. Adams
                                       -------------------------------------
                                       Jane F. Adams
                                       Chief Financial Officer, Secretary and
                                       Treasurer


                                       Date:    August 10, 2004
                                            --------------------------------

4