Form 10QSB
period 2004-09-30
GREAT AMERICAN BANCORP INC
filed 2004-11-09
CIK 943064

UNITED STATES
                   SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C. 20549

                              FORM 10-QSB
(Mark One)
[ X ]     QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
          SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended    September 30, 2004
                                ----------------------

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

At October 31, 2004, the Registrant had 735,003 shares of Common Stock outstanding, for ownership purposes, which excludes 1,317,747 shares held as treasury stock.

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

               Condensed Consolidated Statements of Income

               Condensed Consolidated Statements of Cash Flows

               Notes to Unaudited Condensed Consolidated Financial Statements

     Item 2.   Management's Discussion and Analysis or
                Plan of Operation

     Item 3.   Controls and Procedures

PART II -- OTHER INFORMATION

     Item 1.   Legal Proceedings

     Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds

     Item 3.   Defaults Upon Senior Securities

     Item 4.   Submission of Matters to a Vote of Security Holders

     Item 5.   Other Information

     Item 6.   Exhibits

SIGNATURES


                 Great American Bancorp, Inc. and Subsidiary
                    Condensed Consolidated Balance Sheets
                As of September 30, 2004 and December 31, 2003
                      (in thousands except share data)

                                            Sept. 30, 2004      Dec. 31, 2003
                                              (unaudited)
-----------------------------------------------------------------------------
ASSETS
Cash and due from banks                     $       3,786      $       4,388
Interest-bearing demand deposits                    6,132              9,674
Federal Home Loan Bank term deposit                15,000             30,000
                                            --------------------------------
     Cash and cash equivalents                     24,918             44,062

Available-for-sale securities                       3,351              4,200
Held-to-maturity securities (fair value of
 $342 and $562)                                       333                532
Loans, net of allowance for loan losses
 of $1,203 and $1,190)                            117,857            100,772
Premises and equipment                              6,020              6,299
Federal Home Loan Bank stock                        1,386              1,324
Other assets                                        2,649              2,261
                                            --------------------------------
     Total assets                           $     156,514      $     159,450
                                            ================================
LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES
 Deposits
  Demand                                    $      12,150      $      13,008
  Savings, NOW and money market                    62,756             59,945
  Time                                             47,359             53,711
                                            --------------------------------
     Total deposits                               122,265            126,664

 Federal Home Loan Bank advances                   15,000             13,000
 Other liabilities                                  1,912              2,150
                                            --------------------------------
    Total liabilities                             139,177            141,814
                                            --------------------------------
Commitments and Contingent Liabilities

                                                                  (continued)


                 Great American Bancorp, Inc. and Subsidiary
              Condensed Consolidated Balance Sheets (Continued)
                As of September 30, 2004 and December 31, 2003
                      (in thousands except share data)

                                           Sept. 30, 2004      Dec. 31, 2003
                                            (unaudited)
----------------------------------------------------------------------------
STOCKHOLDERS' EQUITY
Preferred stock, $0.01 par value
 Authorized and unissued --
  1,000,000 shares                          $          --      $          --
Common stock, $0.01 par value
 Authorized -- 7,000,000 shares
 Issued -- 2,052,750 shares
 Outstanding: 735,003 and 756,003 shares               21                 21
Additional paid-in-capital                         20,636             20,412
Retained earnings                                  21,297             20,508
Unearned incentive plan shares                        (60)               (63)
Accumulated other comprehensive income (loss)         (11)                20
Treasury stock, at cost, 1,317,747 and
 1,296,747 shares                                 (24,546)           (23,262)
                                            --------------------------------
     Total stockholders' equity                    17,337             17,636
                                            --------------------------------
     Total liabilities and
      stockholders' equity                  $     156,514      $     159,450
                                            ================================


See notes to unaudited condensed consolidated financial statements.


                  Great American Bancorp, Inc. and Subsidiary
                  Condensed Consolidated Statements of Income
              For the Nine Months Ended September 30, 2004 and 2003
                  (Unaudited, in thousands except share data)

                                                     2004               2003
----------------------------------------------------------------------------
Interest income
 Loans                                      $       5,420      $       6,122
 Securities                                           135                 46
 Dividends on Federal Home Loan Bank stock             62                 56
 Deposits with financial institutions
  and other                                           230                312
                                            --------------------------------
   Total interest and dividend income               5,847              6,536
                                            --------------------------------
Interest expense
 Deposits                                           1,167              1,801
 Federal Home Loan Bank advances                      429                453
 Other                                                 17                 19
                                            --------------------------------
   Total interest expense                           1,613              2,273
                                            --------------------------------
   Net interest income                              4,234              4,263
Provision for loan losses                              --                 --
                                            --------------------------------
   Net interest income after
     provision for loan losses                      4,234              4,263
                                            --------------------------------
Noninterest income
 Insurance sales commissions                        1,552              1,279
 Customer service fees                                415                432
 Other service charges and fees                       179                177
 Net gains on loan sales                               16                647
 Loan servicing fees                                  128                 94
 Other                                                 91                 73
                                             --------------------------------
   Total noninterest income                         2,381              2,702
                                            --------------------------------

                                                                 (continued)


                  Great American Bancorp, Inc. and Subsidiary
            Condensed Consolidated Statements of Income (Continued)
             For the Nine Months Ended September 30, 2004 and 2003
                  (Unaudited, in thousands except share data)

                                                     2004               2003
----------------------------------------------------------------------------
Noninterest expense
 Salaries and employee benefits             $       2,938      $       2,763
 Net occupancy expense                                417                429
 Equipment expense                                    472                383
 Professional fees                                    220                178
 Marketing expense                                    150                184
 Printing and office supplies                         200                228
 Directors and committee fees                         103                108
 Amortization of mortgage servicing rights             63                150
 Other                                                419                483
                                            --------------------------------
   Total noninterest expense                        4,982              4,906
                                            --------------------------------
   Income before income taxes                       1,633              2,059
     Provision for income taxes                       600                791
                                            --------------------------------
   Net income                                       1,033              1,268

Other Comprehensive Income
 Change in unrealized depreciation
  on available-for-sale securities,
  net of income tax benefit
  of $22 for 2004                                     (31)                --
                                            --------------------------------
   Total comprehensive income               $       1,002      $       1,268
                                            ================================

Per Share Data:

  Earnings
   Basic:
     Net income                             $        1.40      $        1.65
                                            ================================
     Average number of shares                     740,286            766,854
                                            ================================

   Diluted:
     Net income                             $        1.29      $        1.49
                                            ================================
     Average number of shares                     801,662            851,092
                                            ================================

  Dividends                                 $        0.33      $        0.33
                                            ================================


See notes to unaudited condensed consolidated financial statements.


                  Great American Bancorp, Inc. and Subsidiary
                  Condensed Consolidated Statements of Income
             For the Three Months Ended September 30, 2004 and 2003
                  (Unaudited, in thousands except share data)

                                                     2004               2003
----------------------------------------------------------------------------
Interest income
 Loans                                      $       1,901      $       1,870
 Securities                                            41                 12
 Dividends on Federal Home Loan Bank stock             21                 21
 Deposits with financial institutions
  and other                                            76                103
                                            --------------------------------
   Total interest and dividend income               2,039              2,006
                                            --------------------------------
Interest expense
 Deposits                                             374                529
 Federal Home Loan Bank advances                      148                149
 Other                                                  6                  6
                                            --------------------------------
   Total interest expense                             528                684
                                            --------------------------------
   Net interest income                              1,511              1,322
Provision for loan losses                              --                 --
                                            --------------------------------
   Net interest income after
     provision for loan losses                      1,511              1,322
                                            --------------------------------
Noninterest income
 Insurance sales commissions                          458                478
 Customer service fees                                152                155
 Other service charges and fees                        60                 58
 Net gains on loan sales                                2                 95
 Loan servicing fees                                   43                 39
 Other                                                 21                 23
                                             --------------------------------
   Total noninterest income                           736                848
                                            --------------------------------

                                                                 (continued)


                  Great American Bancorp, Inc. and Subsidiary
            Condensed Consolidated Statements of Income (Continued) For the Three Months Ended September 30, 2004 and 2003
                  (Unaudited, in thousands except share data)

                                                     2004               2003
----------------------------------------------------------------------------
Noninterest expense
 Salaries and employee benefits             $         960      $         910
 Net occupancy expense                                138                146
 Equipment expense                                    153                136
 Professional fees                                     66                 51
 Marketing expense                                     64                 61
 Printing and office supplies                          62                 76
 Directors and committee fees                          34                 35
 Amortization of mortgage servicing rights             16                 38
 Other                                                139                151
                                            --------------------------------
   Total noninterest expense                        1,632              1,604
                                            --------------------------------
   Income before income taxes                         615                566
     Provision for income taxes                       204                206
                                            --------------------------------
   Net income                                         411                360

Other Comprehensive Income
 Change in unrealized depreciation on
  available-for-sale securities, net of
  income taxes of $24 for 2004                         34                 --
                                            --------------------------------
   Total comprehensive income               $         445      $         360
                                            ================================

Per Share Data:

  Earnings
   Basic:
     Net income                             $        0.56      $        0.48
                                            ================================
     Average number of shares                     730,794            756,233
                                            ================================

   Diluted:
     Net income                             $        0.52      $        0.43
                                            ================================
     Average number of shares                     786,146            843,729
                                            ================================

  Dividends                                 $        0.11      $        0.11
                                            ================================


See notes to unaudited condensed consolidated financial statements.


                  Great American Bancorp, Inc. and Subsidiary
                Condensed Consolidated Statements of Cash Flows
              For the Nine Months Ended September 30, 2004 and 2003
                           (Unaudited, in thousands)

                                                     2004               2003
----------------------------------------------------------------------------
Operating Activities
Net income                                  $       1,033      $       1,268
Items not requiring (providing) cash
 Depreciation                                         379                332
 Amortization of mortgage servicing rights             63                150
 Net gains on loan sales                              (16)              (647)
 Loans originated for sale                           (936)           (30,834)
 Proceeds from loan sales                             947             32,904
 Tax benefit related to stock options exercised       224                 44
 Federal Home Loan Bank stock dividends               (62)               (75)
Changes in:
  Other assets                                       (425)               132
  Other liabilities                                  (127)                67
Other operating activities                             27                (76)
                                            --------------------------------
     Net cash provided by
      operating activities                          1,107              3,265
                                            --------------------------------
Investing Activities
 Proceeds from maturities of available-
  for-sale securities                                 792                 --
 Proceeds from maturities of held-to-
  maturity securities                                 199                614
 Net change in loans                              (17,100)            23,316
 Purchase of premises and equipment                  (104)              (474)
                                             --------------------------------
     Net cash provided by (used in)
      investing activities                        (16,213)            23,456
                                            --------------------------------

                                                                 (continued)


                   Great American Bancorp, Inc. and Subsidiary
           Condensed Consolidated Statements of Cash Flows (Continued)
              For the Nine Months Ended September 30, 2004 and 2003
                            (Unaudited, in thousands)

                                                     2004               2003
----------------------------------------------------------------------------
Financing Activities:
 Net increase in demand deposits,
  money market, NOW and savings accounts    $       1,953      $       3,805
 Net decrease in certificates of deposits          (6,352)            (4,536)
 Repayment of Federal Home Loan Bank advances      (3,000)            (2,000)
 Proceeds from Federal Home Loan Bank advances      5,000                 --
 Proceeds from stock options exercised                406                305
 Purchase of treasury stock                        (1,690)            (2,687)
 Dividends paid                                      (244)              (259)
 Net decrease in advances from
  borrowers for taxes and insurance                  (111)              (219)
                                            --------------------------------
     Net cash used in financing activities         (4,038)            (5,591)
                                            --------------------------------
Increase (decrease) in Cash
 and Cash Equivalents                             (19,144)            21,130

Cash and Cash Equivalents, Beginning
  of Period                                        44,062             32,334
                                            --------------------------------
Cash and Cash Equivalents, End of
  Period                                    $      24,918      $      53,464
                                            ================================
Supplemental Cash Flows Information

   Interest paid                            $       1,610      $       2,285
   Income taxes paid (net of refunds)                 500                926





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

2.  Statement of Information Furnished

     The accompanying unaudited consolidated financial statements have been prepared in accordance with Form 10-QSB instructions and Item 310(b) of Regulation S-B, and, in the opinion of management, contain all adjustments necessary to present fairly the financial position as of September 30, 2004 and December 31, 2003, the results of operations for the three months and nine months ended September 30, 2004 and 2003, and the cash flows for the nine months ended September 30, 2004 and 2003. All adjustments to the financial statements were normal and recurring in nature. These results have been determined on the basis of accounting principles generally accepted in the United States of America. Reclassifications of certain amounts in the 2003 financial statements have been made to conform to the 2004 presentation. The results of operations for the three months and nine months ended September 30, 2004 are not necessarily indicative of the results to be expected for the entire fiscal year.

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

                               Three Months Ended         Nine Months Ended
                             ---------------------     ---------------------
                              Sept. 30,   Sept. 30,     Sept. 30,   Sept. 30,
                                2004        2003          2004        2003
                             ---------------------     ---------------------
                                  (in thousands, except per share data)

Net income as reported       $    411    $     360     $  1,033    $   1,268
Less: Total stock-based
 employee compensation
 cost determined under the
 fair value based method,
 net of income taxes              (--)         (--)          (1)          (1)
                             ---------------------     ---------------------
    Pro forma net income     $    411    $     360     $  1,032    $   1,267
                             =====================     =====================

Earnings per share:
  Basic - as reported        $   0.56    $    0.48     $   1.40    $    1.65
                             =====================     =====================
  Basic - pro forma          $   0.56    $    0.48     $   1.39    $    1.65
                             =====================     =====================
  Diluted - as reported      $   0.52    $    0.43     $   1.29    $    1.49
                             =====================     =====================
  Diluted - pro forma        $   0.52    $    0.43     $   1.29    $    1.49
                             =====================     =====================


     The Company did not grant additional stock options during the three month or nine month periods ended September 30, 2004 and 2003.
4.  Securities
A summary of securities at September 30, 2004 and December 31, 2003 is as follows:
                                            Gross        Gross
                              Amortized   Unrealized   Unrealized     Fair
                                Cost        Gains        Losses       Value
                              ---------   ----------   ----------   --------
                                               (in thousands)
At September 30, 2004:

Securities available-for-sale:

Mortgage-backed securities   $    3,369   $      --    $      (18)  $  3,351
                             ==========   =========    ==========   ========

Securities held-to-maturity:

Mortgage-backed securities   $      333   $       9    $       --   $    342
                             ==========   =========    ==========   ========



A summary of unrealized loss information for investment securities, categorized by security type, at September 30, 2004 is as follows:


                  Less Than 12 Months     12 Months or Longer            Total
                 ---------------------   ---------------------   ---------------------
                   Fair     Unrealized     Fair     Unrealized     Fair     Unrealized
                   Value      Losses       Value      Losses       Value      Losses
                 ---------  ----------   ---------  ----------   ---------  ----------
                                            (in thousands)
Securities available-
  for-sale:

Mortgage-backed  $   3,351  $     (18)   $      --  $       --   $   3,351  $     (18)
                 =========  ==========   =========  ==========   =========  ==========


For all of the above investment securities, the unrealized losses are generally due to changes in interest rates and as such, are considered to be temporary by the Company.


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

Financial Condition

     The Company's total assets decreased $2.94 million from $159.45 million at December 31, 2003 to $156.51 million at September 30, 2004. This decline was primarily in cash and cash equivalents. Cash and cash equivalents decreased $19.14 million, from $44.06 million at December 31, 2003 to $24.92 million at September 30, 2004. Cash and cash equivalents declined mainly due to cash used to fund an increase in loans and a decline in customer deposits. The Federal Home Loan Bank ("FHLB") term deposit declined $15.00 million from December 31, 2003 to September 30, 2004, comprising the majority of the decrease in cash and cash equivalents. The FHLB short-term time deposit of $15.00 million at September 30, 2004 was a 14-day deposit with a yield of 1.70%.

     Available-for-sale securities and held-to-maturity securities declined $849,000 and $199,000, respectively, from December 31, 2003 to September 30, 2004. Available-for-sale securities, which are all mortgage-backed securities, decreased due to repayments totaling $792,000, premium amortization of $4,000, and depreciation in market value of $53,000. Held-to-maturity securities, which are also mortgage-backed securities, decreased due to repayments totaling $199,000.

    Total net loans increased from $100.77 million at December 31, 2003 to $117.86 million at September 30, 2004, mainly due to growth in one-to-four-family residential mortgage loans, commercial mortgage loans, and construction loans.

     The following schedule shows the balances by loan category at September 30, 2004 compared to December 31, 2003 balances, along with the change and percentage change:

                               Balance        Balance
                             September 30,  December 31,           Percentage
                                 2004          2003       Change     Change
----------------------------------------------------------------------------
                                  (dollar amounts in thousands)
One-to-four-family
 mortgage loans               $  57,444    $  44,305     $ 13,139     29.7%
Multi-family mortgage loans      19,119       18,347          772      4.2
Commercial mortgage loans        12,628       10,749        1,879     17.5
Construction loans                3,788        2,125        1,663     78.3
----------------------------------------------------------------------------
  Total real estate loans        92,979       75,526       17,453     23.1
Commercial loans                 11,405       12,022         (617)    (5.1)
Consumer loans                   14,676       14,414          262      1.8
----------------------------------------------------------------------------
  Total loans                   119,060      101,962       17,098     16.8
Allowance for loan losses        (1,203)      (1,190)         (13)     1.1
----------------------------------------------------------------------------
  Total loans, net            $ 117,857    $ 100,772     $ 17,085     17.0%
============================================================================

     One-to-four-family mortgage loans increased $13.14 million due primarily to the Company maintaining the majority of new home loans in the loan portfolio rather than selling loans to the secondary market. During the nine months ended September 30, 2004, the Company did sell $936,000 in one-to-four-family home mortgage loans to the Federal National Mortgage Association ("FNMA").

     Commercial mortgage loans increased $1.88 million from December 31, 2003 due mainly to one loan totaling $1.50 million. The Company reclassified $593,000 of this loan from commercial loans to commercial mortgage loans during the second quarter of 2004 due to obtaining additional collateral, and advanced an additional $907,000 to the borrower. Construction loans increased $1.66 million from December 31, 2003 due partly to $1.09 million in construction funds advanced to one commercial borrower. The remainder of the increase in construction loans was for single-family home construction.

     Commercial loans declined $617,000 from December 31, 2003 mainly due to the $593,000 loan that was reclassified from commercial loans to commercial mortgage loans during the second quarter of 2004.

     The allowance for loan losses was $1,203,000 at September 30, 2004 compared to $1,190,000 at December 31, 2004. The Company recorded no provision for loan losses during the nine months ended September 30, 2004. During this period, the Company had no loans charged-off and collected $13,000 in payments for loans previously charged-off. Management's analyses of the allowance for loan losses during the period ended September 30, 2004 determined that no additional allocation to the allowance was warranted, primarily due to the low level of non-performing loans during the period and a decrease in commercial loans. Management assesses the adequacy of the allowance for loan losses based on evaluating known and inherent risks in the loan portfolio and upon management's continuing analysis of the factors underlying the quality of the loan portfolio. While management believes that, based on information currently available, the allowance for loan losses is sufficient to cover losses inherent in its loan portfolio at this time, no assurance can be given that the level of the allowance for loan losses will be sufficient to cover future probable loan losses incurred by the Company or that future adjustments to the allowance for loan losses will not be necessary if economic and other conditions differ substantially from the economic and other conditions used by management to determine the current level of the allowance for loan losses. Management may in the future increase the level of the allowance for loan losses as a percentage of total loans and non-performing loans in the event it increases the level of commercial real estate, multifamily, or consumer lending as a percentage of its total loan portfolio. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the allowance for loan losses. Such agencies may require the Company to provide additions to the allowance based upon judgments different from management.

     Non-performing loans, which are loans past due 90 days or more and non-accruing loans, totaled $36,000 at September 30, 2004, compared to $4,000 at December 31, 2003. Non-performing loans at September 30, 2004 consisted of one residential mortgage loan totaling $31,000 and three consumer loans totaling $5,000. These loans were past due 90 days or more at September 30, 2004, and the consumer loans were also in non-accrual status. At December 31, 2003, there was only one non-performing loan, a consumer loan totaling $4,000. This loan was also non-performing at September 30, 2004. The Company stops accruing interest on loans, including past due loans, at such time that the ultimate collection of all principal and interest becomes doubtful. The ratio of the Company's allowance for loan losses to total loans was 1.01% at September 30, 2004 and 1.17% at December 31, 2003.

     Total deposits decreased $4.39 million from $126.66 million at December 31, 2003 to $122.27 million at September 30, 2004. Time deposits declined by $6.35 million, while noninterest bearing demand accounts decreased $858,000 and savings, NOW and money market deposits grew by $2.81 million during the first nine months of 2004. The growth in savings, NOW and money market accounts was partly due to customers transferring matured certificates of deposit into short-term, interest-bearing demand accounts in anticipation of a rise in market interest rates. The growth in savings, NOW and money market accounts was also due to seasonal fluctuations in these accounts. The decline in time deposits was mainly in certificates of deposit maturing in six months to two years.



     The following table summarizes the balances of deposits at September 30, 2004 and December 31, 2003, the change in the balances and the percentage change:

                               Balance        Balance
                             September 30,  December 31,           Percentage
                                 2004          2003       Change     Change
-----------------------------------------------------------------------------
                                  (dollar amounts in thousands)
Noninterest bearing
 checking accounts            $  12,150    $  13,008     $   (858)     (6.6)%

Interest bearing:
 NOW accounts                    21,790       22,210         (420)     (1.9)
 IMMA accounts                   20,988       18,991        1,997      10.5
 Savings accounts                19,978       18,744        1,234       6.6
 Certificates of deposit         47,359       53,711       (6,352)    (11.8)
-----------------------------------------------------------------------------
  Total interest
   bearing deposits             110,115      113,656       (3,541)     (3.1)
-----------------------------------------------------------------------------
  Total deposits              $ 122,265    $ 126,664     $ (4,399)     (3.5)%
=============================================================================

     FHLB advances totaled $15.00 million at September 30, 2004 and $13.00 million at December 31, 2003. During September 2004, a $3.00 million advance was called and the Company borrowed an additional $5.00 million. The following schedule presents FHLB advances at September 30, 2004, by maturity date (dollar amounts in thousands):

    Date                   Fixed                        First or
     of        Interest      or         Maturity        Next Call
   Advance       Rate     Variable        Date            Date         Amount
-----------------------------------------------------------------------------
September 2004   2.32%     Fixed     September 2005   Non callable    $ 3,000
September 2004   3.32      Fixed     September 2007   Non callable      2,000
October   1998   4.30      Fixed     October   2008  October  2004      5,000
January   2001   4.55      Fixed     January   2011  October  2004      5,000
                                                                      -------
                                                                      $15,000
                                                                      =======

     The $10.00 million in advances callable in October 2004 were not called. Both of these advances are callable quarterly.

     Total stockholders' equity decreased $300,000, from $17.64 million at December 31, 2003 to $17.34 million at September 30, 2004. Book value per outstanding voting share increased from $23.33 at December 31, 2003 to $23.59 at September 30, 2004.



     The decrease in stockholders' equity is summarized as follows (in thousands):

   Stockholders' equity, December 31, 2003            $   17,636
   Net income                                              1,033
   Purchase of treasury stock                             (1,690)
   Stock options exercised                                   406
   Tax benefit related to stock options exercised            224
   Dividends declared                                       (244)
   Change in unrealized net gain (loss) on
    available-for-sale securities                            (31)
   Incentive plan shares allocated                             3
                                                          ------
   Stockholders' equity, September 30, 2004           $   17,337
                                                          ======

     In February 2004, the Company announced an additional 5% stock repurchase program totaling 37,555 shares. Prior to July 1, 2004, 29,434 shares had been repurchased under this program at an average price of $33.11. The Company did not repurchase any treasury shares during the quarter ended September 30, 2004. All repurchased shares will be held as treasury shares to be used for issuing stock under stock option agreements and for general corporate purposes. (See Part II, Item 2. Unregistered Sales of Equity Securities and Use of Proceeds for additional disclosures relating to stock repurchase programs).

Results of Operations

Comparison of Nine Month Periods Ended September 30, 2004 and 2003

     Net income totaled $1,033,000 for the nine months ended September 30, 2004 compared to $1,268,000 for the nine months ended September 30, 2003, a decrease of $235,000, or 18.5%. Basic earnings per share were $1.40 for the nine months ended September 30, 2004, compared to $1.65 for the nine months ended September 30, 2003. Diluted earnings per share were $1.29 for the nine months ended September 30, 2004 compared to $1.49 for the same period in 2003. Net income decreased in 2004 primarily due to a decrease in noninterest income and an increase in noninterest expense, offset by lower income tax expense.

     Net interest income decreased $29,000, from $4,263,000 for the nine months ended September 30, 2003 to $4,234,000 for the same period in 2004. Interest income declined $689,000, or 10.5%, from $6,536,000 for the nine months ended September 30, 2003 to $5,847,000 for the first nine months of 2004. Interest expense decreased $660,000, or 29.0%, from $2,273,000 in 2003 to $1,613,000 in 2004.

     Interest income from loans was $5,420,000 for the first nine months of 2004, $702,000, or 11.5%, less than the $6,122,000 recorded for the same period in 2003. Interest income from loans declined mainly as a result of a decrease in the average balance of total net loans from a year ago and a reduction in loan yields. Total net loans averaged $108.71 million during the nine months ended September 30, 2004, a decrease of $1.98 million from the average of total net loans during the first nine months of 2003.

     The following schedule compares average total loan balances by major categories for the nine months ended September 30, 2004 to the same period in 2003:
                                 Average     Average
                                 Balance     Balance              Percentage
                                  2004        2003       Change     Change
----------------------------------------------------------------------------
                                  (dollar amounts in thousands)
One-to-four-family
  mortgage loans                $ 51,070    $ 49,805   $  1,265       2.5%
Multi-family mortgage loans       18,217      19,486     (1,269)     (6.5)
Commercial mortgage loans         11,091      15,538     (4,447)    (28.6)
Construction loans                 3,454       1,961      1,493      76.1
----------------------------------------------------------------------------
  Total real estate loans         83,832      86,790     (2,958)     (3.4)
Commercial loans                  11,338      10,527        811       7.7
Consumer loans                    14,735      14,556        179       1.2
----------------------------------------------------------------------------
  Total loans                    109,905     111,873     (1,968)     (1.8)
Allowance for loan losses         (1,196)     (1,189)        (7)      0.6
----------------------------------------------------------------------------
  Total loans, net              $108,709    $110,684   $ (1,975)     (1.8)%
============================================================================

     The average balance of total one-to-four-family residential mortgage loans increased from the level maintained during the first nine months of 2003 due primarily to the Company maintaining the majority of new home loans in the loan portfolio rather than selling loans to the secondary market. In October 2003, the Company suspended a strategy of selling the majority of new and refinanced mortgage loans to the secondary market. Loans sold in 2004 were sold according to a management strategy implemented during the first quarter of 2004 to sell lower rate 30-year fixed rate home mortgage loans.

     The $1.27 million decrease in the average balance of total multi-family mortgage loans is due mainly to the sale during 2003 of $1.51 million in loans to one borrower that were held by the holding company. The $4.45 million decrease in commercial mortgage loans is mainly due to three large payoffs totaling $3.58 million in the second and third quarters of 2003 and several smaller loan payoffs in December 2003, January 2004 and March 2004. Average total construction loans grew $1.49 million mainly due to one large commercial construction project.

     Interest income from loans also declined in 2004 due to lower average yields, mainly the result of declining interest rates during 2003. The prime rate, the rate used by financial institutions in establishing the majority of commercial, commercial mortgage, and multi-family loan offering rates, declined on June 30, 2003 from 4.25% to 4.00%. The prime rate remained at 4.00% during the last six months of 2003 and during the first six months of 2004. The prime rate has increased three times during the quarter ended September 30, 2004, with each increase equal to 25 basis points. The prime rate is currently 4.75%. The average yield on the Company's net loans decreased from 7.40% for the first nine months of 2003 to 6.66% for the first nine months of 2004.

     Interest income from securities increased from $46,000 for the nine months ended September 30, 2003 to $135,000 for the same period in 2004, due primarily to the purchase of adjustable-rate mortgage-backed securities in November 2003 totaling $4.19 million. The average balance of total securities was $4.25 million for the nine months ended September 30, 2004 compared to $965,000 for the first nine months of 2003. The average yield on securities was 4.25% for the nine months ended September 30, 2004, down from 6.37% for the same period in 2003.

     Interest income from deposits with financial institutions and other decreased $82,000, from $312,000 for the nine months ended September 30, 2003 to $230,000 for the nine months ended September 30, 2004. This decrease occurred as a result of smaller balances on deposit and a reduction in the average yield. The average balance of total deposits with financial institutions and other decreased from $40.99 million for the first nine months of 2003 to $30.38 million for the same period in 2004. The average yield on deposits with financial institutions and other decreased only slightly from 1.02% for the nine months ended September 30, 2003 to 1.01% for the nine months ended September 30, 2004. The majority of these deposits are overnight funds or short-term deposits with the FHLB.

     Interest expense decreased by $660,000, or 29.0%, from $2,273,000 for the nine months ended September 30, 2003 to $1,613,000 for the same period in 2004, mainly interest expense on deposits. Interest expense on deposits declined $634,000, or 35.2%, from $1,801,000 for the nine months ended September 30, 2003 to $1,167,000 for the nine months ended September 30, 2004. Interest expense on interest-bearing demand and savings deposits decreased $169,000, or 42.0%, from $402,000 for the first nine months of 2003 to $233,000 for the first nine months of 2004. Interest expense on certificates of deposit declined $465,000, or 33.2%, from $1,399,000 for the nine months ended September 30, 2003 to $934,000 for the nine months ended September 30, 2004.

     Interest expense on interest-bearing demand and savings deposits declined mainly as a result of the Company lowering deposit rates during the latter half of 2003. The average balance of total interest-bearing demand and savings deposits increased only slightly from $61.86 million for the nine months ended September 30, 2003 to $62.48 million for the nine months ended September 30, 2004. The average rate on interest-bearing demand and savings deposits decreased from 0.87% for the nine months ended September 30, 2003 to 0.50% for the nine months ended September 30, 2004.

     Interest expense on certificates of deposits decreased due to a decline in the balance of total average certificates and a reduction in the average rate. Average total certificates of deposit declined $9.07 million, or 15.3%, from $59.33 million in the first nine months of 2003 to $50.26 million in the first nine months of 2004. The decline in average certificates of deposit was primarily in the one-year to two-year maturity categories. Because of the decline in market interest rates during 2003, the Company lowered offering rates for new and renewing certificates during the latter half of 2003. As a result, many customers moved maturing certificates to shorter-term certificates or into demand or savings accounts. The average rate on certificates of deposit declined from 3.15% for the nine months ended September 30, 2003 to 2.48% for the same period in 2004.

     Interest expense on FHLB advances was $429,000 for the nine months ended September 30, 2004 compared to $453,000 for the same period in 2003.
Interest expense on FHLB advances declined in 2004 due mainly to the maturity of advances in March and September, 2003. The average balance of total FHLB advances was $13.31 million for the first nine months of 2004 compared to $14.19 million for the same period in 2003. The average rate on FHLB advances increased from 4.27% for the nine months ended September 30, 2003 to 4.31% for the nine months ended September 30, 2004.

     Net interest income as a percent of interest earning assets was 3.91% for the nine months ended September 30, 2004 versus 3.70% for the same period in 2003. The spread between the yield on interest-earning assets and the rate on interest bearing liabilities was 3.70% and 3.45% for the nine months ended September 30, 2004 and 2003, respectively.

     The Company recorded no provision for loan losses during either of the nine month periods ended September 30, 2004 and 2003. Management's analyses of the allowance for loan losses during the periods ended September 30, 2004 and 2003 determined that no additional allocations to the allowance was warranted.

     Noninterest income totaled $2,381,000 for the nine months ended September 30, 2004, compared to $2,702,000 for the same period in 2003, decreasing $321,000, or 11.9%. This decrease was primarily due to a reduction in net gains on loan sales, offset by an increase in insurance sales commissions. Total net gains on loan sales totaled $16,000 for the first nine months of 2004 compared to $647,000 for the first nine months of 2003. The Company sold $936,000 in loans during the nine months ended September 30, 2004 compared to $30.83 million in loan sales for the first nine months of 2003. The Company sold loans in 2003 mainly in order to reduce interest rate risk due to the decline in home mortgage rates. Insurance sales commissions increased $273,000, or 21.3%, from $1,279,000 in 2003 to $1,552,000 in 2004. This increase was mainly due to growth in new commercial and group life and health insurance customers and an increase in contingent commissions which are commissions paid by an insurance company based on the overall profit and/or volume of business placed with that insurance company.

     Noninterest expense was $4,982,000 for the nine months ended September 30, 2004, $76,000, or 1.5%, higher than the $4,906,000 recorded for the first nine months of 2003. Noninterest expense was higher in 2004 mainly due to increases in salaries and employee benefits expense, equipment expense, and professional fees, offset by reductions in marketing expense, amortization of mortgage servicing rights and other expenses. Salaries and employee benefits expense increased $175,000, or 6.3%, from $2,763,000 for the nine months ended September 30, 2003 to $2,938,000 for the first nine months of 2004, due primarily to normal salary raises and higher commissions earned by producers at the Agency. Equipment expenses were $89,000 higher in 2004, due mainly to depreciation and maintenance expense related to new computers, item processing software and hardware, a new phone system, and internet banking installed in the latter half of 2003. Professional fees increased by $42,000 from 2003 to 2004, mainly legal and audit fees. Marketing expense was $34,000 lower in 2004 due mainly to the costs of implementing a new web site for local area youth sports in 2003. Amortization of mortgage servicing rights decreased by $87,000, from $150,000 in 2003 to $63,000 in 2004, mainly due to a significant number of sold loans being paid off in the first and second quarters of 2003. The remaining unamortized portion of mortgage servicing rights recorded for a loan is immediately amortized at the time a loan is paid off. Other expenses were $64,000 lower in 2004, mainly due to decreases in charitable contributions, check losses, and travel and meeting expenses.

     Total income taxes were $600,000 for the nine months ended September 30, 2004 and $791,000 for the same period in 2003. The effective tax rates for the nine months ended September 30, 2004 and 2003 were 36.7% and 38.4% respectively.

Comparison of Three Month Periods Ended September 30, 2004 and 2003

     Net income for the three months ended September 30, 2004 was $411,000, an increase of $51,000, or 14.2%, from the $360,000 recorded for the three months ended September 30, 2003. Basic earnings per share increased $0.08, from $0.48 for the three months ended September 30, 2003 to $0.56 for the same period in 2004, while diluted earnings per share increased $0.09, from $0.43 for 2003 to $0.52 in 2004.

     Net income for the third quarter of 2004 was higher than net income for the third quarter of 2003 mainly due to an increase in net interest income, offset by a decrease in noninterest income. Noninterest expense was slightly higher in 2004 compared to 2003.

     Net interest income was $1,511,000 for the quarter ended September 30, 2004 compared to $1,322,000 for the quarter ended September 30, 2003, an increase of $189,000, or 14.3%. Net interest income was higher in 2004 due primarily to a decline in interest-bearing deposits, mainly certificates of deposit.

     Interest income increased $33,000, or 1.6%, from $2,006,000 for the quarter ended September 30, 2003 to $2,039,000 for the third quarter of 2004, primarily due to increases in interest income from loans and securities. Interest income from loans increased $31,000, or 1.7%, from $1,870,000 for the quarter ended September 30, 2003 to $1,901,000 for the same quarter in 2004, due primarily to an increase in average outstanding loans, offset by a decline in the average yield on net loans. Total average outstanding net loans increased from $100.95 million for the quarter ended September 30, 2003 to $115.76 million for the quarter ended September 30, 2004, an increase of $14.81 million, or 14.7%. This increase occurred primarily in residential mortgage loans. The average balance of total residential mortgage loans was $56.07 million for the third quarter of 2004, $13.99 million higher than the $42.08 million total average for the same quarter of 2003. The average yield on net loans decreased from 7.35% for the third quarter of 2003 to 6.53% for the third quarter of 2004. The lower yield for 2004 is due partly to the decrease in market interest rates during the latter half of 2003 and partly due to a reduction in loan fees.

     Interest income on investment securities increased from $12,000 for the three months ended September 30, 2003 to $41,000 for the same period in 2004, due to mortgage-backed securities purchased in November 2003. Average total investments for the third quarter of 2004 were $3.85 million, compared to $759,000 for the third quarter of 2003. The average yield on investment securities for the three months ended September 30, 2004 was 4.24%, while the average yield was 6.27% for the same period in 2003.

     Interest income on deposits with financial institutions and other was $76,000 for the quarter ended September 30, 2004 compared to $103,000 for the quarter ended September 30, 2003. The average balance of deposits with banks and other was $23.54 million for the quarter ended September 30, 2004 versus $49.76 million for the same quarter in 2003. This decrease was primarily in interest-bearing demand deposits, which were used to fund loan growth and a decline in total customers' deposits. The average yield on deposits with financial institutions and other was 1.28% for the quarter ended September 30, 2004 compared to 0.82% for the quarter ended September 30, 2003. The higher yield in 2004 reflects an increase in short-term market interest rates during the quarter.

     Interest expense decreased $156,000, or 22.8%, from $684,000 for the three months ended September 30, 2003 to $528,000 for the same period in 2004. This decrease was mainly due to a decline in the average balance of total certificates of deposit and a decrease in the average rate paid on interest-bearing deposits. The average balance of total certificates of deposit declined $9.64 million, from $58.03 million for the third quarter of 2003 to $48.39 million for the third quarter of 2004. The majority of this decrease occurred in one-year to two-year certificates. The average balance of total interest-bearing demand deposits increased $1.30 million, from $62.44 million for the quarter ended September 30, 2003 to $63.74 million for the same quarter in 2004. This increase was mainly due to customers transferring matured certificates of deposit to demand accounts. The average rate on interest-bearing deposits declined from 1.74% for the quarter ended September 30, 2003 to 1.33% for the quarter ended September 30, 2004. This decline was mainly due to maturing certificates of deposits renewing at lower rates during the latter half of 2003 and in 2004 and the shift from certificates of deposit to lower rate interest-bearing demand accounts.

     Interest expense on FHLB advances decreased only slightly, from $149,000 for the three months ended September 30, 2003 to $148,000 for the same period in 2004, due mainly to a decline in the average rate on outstanding advances. The average total balance of FHLB advances increased from $13.79 million for the third quarter of 2003 to $13.92 million for the third quarter of 2004 due to advances entered into in September 2004. The average rate on FHLB advances declined from 4.29% for the three months ended September 30, 2003 to 4.23% for the three months ended September 30, 2004.

     Net interest income as a percent of interest earning assets was 4.16% for the three months ended September 30, 2004 versus 3.43% for the same period in 2003. The spread between the yield on interest earning assets and the rate on interest bearing liabilities was 3.95% and 3.20% for the three months ended September 30, 2004 and 2003, respectively.

     The Company recorded no provision for loan losses for the three months ended September 30, 2004 and the three months ended September 30, 2003. Management's analyses of the allowance for loan losses during each of these quarters determined that no additional allocation to the allowance was warranted for the period.

     Noninterest income decreased $112,000, or 13.2%, from $848,000 for the quarter ended September 30, 2003 to $736,000 for the three months ended September 30, 2004. This decrease was mainly due to lower net gains from loan sales. During the third quarter of 2004, the Company sold two fixed rate residential mortgage loans totaling $204,000, recording a net gain of $2,000. The Company sold $10.16 million in fixed rate one-to-four-family residential mortgage loans during the third quarter of 2003, recording net gains of $95,000.

     Noninterest expense was $1,632,000 for the three months ended September 30, 2004, $28,000 higher than the $1,604,000 recorded for the same period in 2003. Salary and employee benefits expense was $50,000 higher in 2004, due to normal salary raises and an increase in health insurance premiums. Equipment expense was $17,000 higher in 2004 due to higher depreciation and maintenance for new computers, item processing equipment and software, and internet banking installed in the latter half of 2003. Professional fees were $15,000 higher in 2004, mainly legal fees. Amortization of mortgage servicing rights was $22,000 lower in 2004 due to a significant amount of sold loans being paid off in the latter half of 2003.

     Total income tax expense for the three months ended September 30, 2004 was $204,000, compared to $206,000 recorded for the same period in 2003. The effective tax rates for the three months ended September 30, 2004 and 2003 were 33.2% and 36.4%, respectively. The lower effective tax rate for 2004 reflects adjustments recorded relating to the federal and state tax returns filed for 2003.

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



                      Nine Months Ended September 30, 2004
                           (unaudited, in thousands)

                   Banking     Insurance
                   Services    Services     Company    Eliminations     Total
-----------------------------------------------------------------------------
Interest income   $   5,847    $    1      $  5,848      $    (1)    $  5,847
Interest expense      1,614        --         1,614           (1)       1,613
Noninterest income      892     1,552         2,444          (63)       2,381
Noninterest expense   3,968     1,077         5,045          (63)       4,982
Net income              744       289         1,033           --        1,033
Total assets        157,097     1,804       158,901       (2,387)     156,514


                      Nine Months Ended September 30, 2003
                           (unaudited, in thousands)

                   Banking     Insurance
                   Services    Services     Company    Eliminations     Total
-----------------------------------------------------------------------------
Interest income   $   6,536    $   --      $  6,536      $    --     $  6,536
Interest expense      2,273        --         2,273           --        2,273
Noninterest income    1,474     1,283         2,757          (55)       2,702
Noninterest expense   4,012       949         4,961          (55)       4,906
Net income            1,064       204         1,268           --        1,268
Total assets        163,459     1,673       165,132       (2,065)     163,067


                     Three Months Ended September 30, 2004
                           (unaudited, in thousands)

                   Banking     Insurance
                   Services    Services     Company    Eliminations     Total
-----------------------------------------------------------------------------
Interest income   $   2,039    $    1      $  2,040      $    (1)    $  2,039
Interest expense        529        --           529           (1)         528
Noninterest income      300       457           757          (21)         736
Noninterest expense   1,302       351         1,653          (21)       1,632
Net income              346        65           411           --          411


                     Three Months Ended September 30, 2003
                           (unaudited, in thousands)

                   Banking     Insurance
                   Services    Services     Company    Eliminations     Total
-----------------------------------------------------------------------------

Interest income   $   2,006    $   --      $  2,006      $    --     $  2,006
Interest expense        684        --           684           --          684
Noninterest income      390       478           868          (20)         848
Noninterest expense   1,319       305         1,624          (20)       1,604
Net income              255       105           360           --          360



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

     Mortgage Servicing Rights - Mortgage servicing rights ("MSRs") associated with loans originated and sold, where servicing is retained, are capitalized and included in the consolidated balance sheet. The value of the capitalized servicing rights represents the present value of the future servicing fees arising from the right to service loans in the portfolio. Critical accounting policies for MSRs relate to the initial valuation and subsequent impairment tests. The methodology used to determine the valuation of MSRs requires the development and use of a number of estimates, including anticipated principal amortization and prepayments of that principal balance. Events that may significantly affect the estimates used are changes in interest rates, mortgage loan prepayment speeds and the payment performance of the underlying loans. The carrying value of the MSRs is periodically reviewed for impairment based on a determination of fair value. For purposes of measuring impairment, the servicing rights are compared to a valuation prepared based on a discounted cash flow methodology, utilizing current prepayment speeds and discount rates. Impairment, if any, is recognized through a valuation allowance and is recorded as amortization of intangible assets. As of September 30, 2004 and December 31, 2003, mortgage servicing rights had carrying values of $93,000 and $151,000, respectively.

     Postretirement Benefit Obligation - Management obtains an independent actuarial calculation to estimate the postretirement benefit obligation. The calculation is largely dependent on estimates relating to future health care cost trends and the number of employees that will retire and be eligible for benefits under the plan. The total amount of contributions paid for the nine months ended September 30, 2004 and 2003 were $3,925 and $11,688. The amount of contributions paid for 2004 included credits totaling $7,538 for adjustments to prior years' billings for two retirees. The net periodic benefit cost recognized for the nine months and three months ended September 30, 2004 and 2003 is as follows:



                                 For the Three              For the Nine
                                 Months Ended               Months Ended
                             ---------------------      ---------------------
                             Sept. 30,   Sept. 30,      Sept. 30,   Sept. 30,
                               2004         2003          2004         2003
                             ---------------------      ---------------------
                                             (in thousands)

Service cost                 $    8      $     6        $   25      $    16
Interest cost                     7            6            21           17
Amortization of
 prior service cost               2            2             5            6
Amortization of (gain) loss       1           --             3           --
                             ---------------------      ---------------------
  Total net periodic
    benefit cost             $   18      $    14        $   54      $    39
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

     A review of the Condensed Consolidated Statements of Cash Flows included in the accompanying financial statements shows that the Company's cash and cash equivalents ("cash") decreased $19.14 million from December 31, 2003 to September 30, 2004, compared to an increase of $21.13 million for the nine months ended September 30, 2003. During the nine months ended September 30, 2004, cash was primarily provided from earnings, proceeds from sales of one-to-four-family residential mortgage loans, proceeds from maturities of securities, proceeds from FHLB advances, and an increase in demand, money market, NOW and savings accounts. During this period, cash was primarily used to fund the origination of loans, a decrease in certificates of deposit, the repayment of FHLB advances, and to purchase treasury stock.

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

     The Company's primary investment activity during the nine months ended September 30, 2004 was the origination of loans. During the nine months ended September 30, 2004 and 2003, the Company disbursed funds for mortgage loans (not including refinanced mortgage loans) in the amounts of $35.27 million and $22.53 million, respectively, commercial loans in the amounts of $9.90 million and $10.17 million, respectively, and consumer loans in the amounts of $5.50 million and $10.41 million, respectively.

     As of September 30, 2004, the Company had outstanding commitments (including undisbursed loan proceeds) of $8.81 million. The Company anticipates it will have sufficient funds available to meet its current loan origination commitments. Certificates of deposit, which are scheduled to mature in one year or less from September 30, 2004, totaled $34.93 million. Management believes a significant portion of such deposits will remain with the Company.

     At September 30, 2004, the Bank exceeded all of its regulatory capital requirements with tangible capital and core capital both at $12.21 million or 8.05% of total adjusted tangible assets, core capital at $12.21 million or 8.05% of adjusted total assets, and risk-based capital at $13.31 million or 15.07% of total risk-weighted assets. The required ratios are 1.5% for tangible capital to tangible assets, 2% for core capital to total adjusted tangible assets, 4.0% for core capital to adjusted total assets and 8.0% for risk-based capital to risk-weighted assets.

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

   Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

       The following schedule discloses common stock repurchased by the Company during the three months ended September 30, 2004:



                                              Total Number       Maximum
                                             of Shares (or     Number (or
                                                 Units)        Approximate
                                              Purchased as   Dollar Value) of
                                                Part of     Shares (or Units)
                   Total Number     Average    	Publicly     that May Yet Be
	             of Shares (or  Price Paid   Announced     Purchased Under
                      Units)       per Share    Plans or       the Plans or
   Period            Purchased     (or Unit)    Programs         Programs
-----------------------------------------------------------------------------
July 2004                --            --           --            8,121 (a)
August 2004              --            --           --            8,121
September 2004           --            --           --            8,121
-----------------------------------------------------------------------------
Total                    --            --           --            8,121
=============================================================================

(a) Includes 8,121 shares remaining to be repurchased under a stock repurchase program announced on February 11, 2004, ("2004 Program"). The 2004 Program is for a total of 37,555 shares which is equal to 5% of the outstanding common shares on the date the 2004 Program was announced. Prior to July 1, 2004, 29,434 shares had been repurchased under this program at an average price of $33.11.

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

        32.0   Section 1350 Certifications
_________________

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


      Dated:   November 9, 2004           /s/  George R. Rouse
             -----------------------      ----------------------------
                                           George R. Rouse
                                           President and
                                           Chief Executive Officer



      Dated:   November 9, 2004           /s/  Jane F. Adams
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


                                  Exhibit 11.0

                   Statement re: computation of per share earnings


Earnings per share (unaudited)

Earnings per share (EPS) were computed as follows
(dollar amounts in thousands except share data):

                                                     Nine months Ended
                                                    September 30, 2004
                                             -------------------------------
                                                        Weighted
                                                         Average   Per Share
                                              Income      Shares     Amount
                                             -------------------------------
Basic Earnings Per Share

  Income available to common stockholders    $ 1,033     740,286    $  1.40

Effect of Dilutive Securities
  Stock options                                           56,305
  Unearned incentive plan shares                           5,071
                                             -------------------------------
Diluted Earnings Per Share
  Income available to common stockholders
   and assumed conversion                    $ 1,033     801,662    $  1.29
                                             ===============================


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
                                             ===============================




                                                    Three months Ended
                                                    September 30, 2004
                                             -------------------------------
                                                        Weighted
                                                         Average   Per Share
                                              Income      Shares     Amount
                                             -------------------------------
Basic Earnings Per Share

  Income available to common stockholders    $   411     730,794    $  0.56

Effect of Dilutive Securities
  Stock options                                           50,418
  Unearned incentive plan shares                           4,934
                                             -------------------------------
Diluted Earnings Per Share
  Income available to common stockholders
   and assumed conversion                    $   411     786,146    $  0.52
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



Date:  November 9, 2004                 /s/ George R. Rouse
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




Date:    November 9, 2004                  /s/ Jane F. Adams
     ---------------------------           -----------------------------
                                           Jane F. Adams
                                           Chief Financial Officer,
                                           Secretary and Treasurer


                                  EXHIBIT 32.0

                          SECTION 1350 CERTIFICATIONS

     In connection with the Quarterly Report of Great American Bancorp, Inc. (the "Company") on Form 10-QSB for the fiscal quarter ended September 30, 2004 as filed with the Securities and Exchange Commission (the "Report"), the undersigned certify, pursuant to 18 U.S.C. 1350, as added by Section 906 of the Sarbanes-Oxley Act of 2002, that:

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



                                       /s/ George R. Rouse
                                       -------------------------------------
                                       George R. Rouse
                                       President and Chief Executive Officer


                                       /s/ Jane F. Adams
                                       -------------------------------------
                                       Jane F. Adams
                                       Chief Financial Officer, Secretary and
                                       Treasurer


                                       Date:  November 9, 2004
                                            --------------------------------

1